Form 10-Q
period 1994-06-30
COMMUNITY BANKS INC /PA/
filed 1994-08-11
CIK 714710

August 11, 1994




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Dear Sirs:

     Enclosed are eight (8) copies or our 10-Q reports for the period ending June 30, 1994.



                           Sincerely yours,



                           Terry L. Burrows
                           Executive Vice President


TB/dr
Enclosures







                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                       For the Quarter Ended June 30, 1994


                                   No. 0-15786
                             (Commission File Number)


                              COMMUNITY BANKS, INC.
              (Exact Name of Registrant as Specified in its Charter)


          PENNSYLVANIA                                       23-2251762
    (State of Incorporation)                          (IRS Employer ID Number)


          150 Market Street, Millersburg, PA                 17061
      (Address of Principal Executive Offices)              (Zip Code)


                                  (717) 692-4781
                         (Registrant's Telephone Number)




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                                   Yes  X     No

                Number of Shares Outstanding as of June 30, 1994.

      CAPITAL STOCK-COMMON                                    1,687,755
       (Title of Class)                                 (Outstanding Shares)




                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                                   Index 10-Q


     Part I

     Financial Information..............................................1

     Consolidated Balance Sheets........................................2

     Consolidated Statements of Income..................................3

     Consolidated Statements of Cash Flows..............................4

     Notes to Consolidated Financial Statements.........................5-6

     Management's Discussion and Analysis of Financial

        Condition and Results of Operation..............................7-9



     Part II

     Other information and Signatures....................................10











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month and six month periods ending June 30, 1994 and 1993.


     In the opinion of Management, the following Consolidated Balance Sheets and related Consolidated Statements of Income and Cash Flows reflect all adjustments (consisting of normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations for such periods.





































                                       -1-






   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)

                                                  June 30,      December 31,
                                                    1994            1993


   ASSETS

   Cash and due from banks...................     $ 10,997         $  9,626
   Interest-bearing time deposits in other
      banks..................................          990              576
   Investment securities held to maturity
      (market value of $87,248 as of
      December 31, 1993).....................          ---           84,668
   Investment securities, available for sale
      (market value of $105,885 and $17,531
      as of June 30, 1994, and December
      31, 1993, respectively)................      105,885           16,708
   Loans.....................................      175,989          167,421
   Less:  Unearned income....................       (7,729)          (7,389)
          Allowance for loan losses..........       (1,919)          (1,837)
          Net loans..........................      166,341          158,195
   Premises and equipment, net...............        6,550            5,851
   Goodwill..................................        1,750            1,871
   Other real estate owned...................          324              366
   Loans held for sale.......................          285            4,096
   Accrued interest receivable and other
      assets.................................        5,972            2,766

      Total assets...........................     $299,094         $284,723
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 21,897         $ 18,586
      Savings................................      117,354          107,791
      Time...................................      108,769          108,754
      Time in denominations of $100,000 or
       more..................................        8,704            8,161
      Total deposits.........................      256,724          243,292
   Short-term borrowings.....................        3,268            1,205
   Long-term debt............................        7,000            9,000
   Accrued interest payable and other
      liabilities............................        1,827            1,692
   Subordinated capital notes................           15               31

      Total liabilities......................      268,834          255,220



   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................          ---              ---
   Common stock-$5.00 par value; 5,000,000
      shares authorized; 1,690,406 and
      1,682,234 shares issued in 1994 and
      1993, respectively.....................        8,452            8,411
   Surplus...................................        9,851            9,740
   Retained earnings.........................       12,709           11,405
   Net unrealized loss on investment
    securities available for sale, net of tax         (699)             ---
     Less:  Treasury stock of 2,651 shares at
      cost...................................          (53)             (53)
      Total stockholders' equity.............       30,260           29,503
      Total liabilities and stockholders'
       equity................................     $299,094         $284,723
                                                  ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.
                                      -2-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)


                                                        Three Months Ended        Six Months Ended
                                                              June 30,                 June 30
                                                           1994     1993            1994    1993
   Interest income:
   Interest and fees on loans.................      $    3,604   $    3,576       $ 7,081   $ 7,124
   Interest and dividends on investment
    securities:
        Taxable...............................           1,138        1,145         2,197     2,406
        Exempt from federal income tax........             465          437           934       879
   Other interest income......................              15           25            44        35
        Total interest income.................           5,222        5,183        10,256    10,444

   Interest expense:
   Interest on deposits:
        Savings...............................             622          656          1,214    1,368
        Time..................................           1,248        1,365          2,512    2,766
        Time in denominations of $100,000 or
         more.................................              97           99            193      192
   Interest on short-term borrowings and
    long-term debt............................             127          132            247      245
   Interest on subordinated capital notes.....             ---            1              1        2
        Total interest expense................           2,094        2,253          4,167    4,573
        Net interest income...................           3,128        2,930          6,089    5,871
   Provision for loan losses..................             159          174            234      348
        Net interest income after provision
         for loan losses......................           2,969        2,756          5,855    5,523

   Other income:
        Trust department income...............              43           49             90       98
        Service charges on deposit accounts...             168          151            313      284
        Other service charges, commissions
         and fees.............................              81           84            123      119
        Investment security gains.............             160           10            321      145
        Income on insurance premiums..........              97          116            195      258
        Gains on mortgage sales...............               2          239            151      400
        Other income..........................              39           14             75       37
             Total other income...............             590          663          1,268    1,341

   Other expenses:
        Salaries and employee benefits........           1,022          975          2,056    1,916
        Net occupancy expense.................             325          266            670      542
        Operating expense of insurance
          subsidiary..........................              88          105            142      180
        Other operating expense...............             842          800          1,650    1,573
             Total other expense..............           2,277        2,146          4,518    4,211
             Income before income taxes.......           1,282        1,273          2,605    2,653
   Provision for income taxes.................             302          325            600      654
             Net income.......................      $      980   $      948       $  2,005  $ 1,999
                                                    ==========   ==========       ========  =======

   Average number of fully diluted shares
    outstanding...............................       1,719,343    1,698,938      1,717,541  1,697,326
                                                    ==========    =========      =========  =========
   Earnings per share:
      Primary.................................      $      .58   $      .57      $    1.19  $    1.19
      Fully diluted earnings per share              $      .57   $      .56      $    1.17  $    1.18
   Dividends paid per share...................      $     .200   $     .188      $    .400  $    .362

   The accompanying notes are an integral part of the consolidated financial statements.

   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)

                                                           Six Months Ended
                                                                June 30,
                                                            1994       1993


   Operating Activities:
      Net income......................................   $ 2,005      $ 1,999
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       234          348
         Provision for depreciation and amortization..       401          331
         Amortization of goodwill.....................       121          120
         Investment security gains....................      (321)        (145)
         Gains on mortgage sales......................      (151)        (400)
         Decrease (increase) in other assets..........       647         (339)
         Increase (decrease) in accrued interest
          payable and other liabilities...............       135         (344)
           Net cash provided by operating activities..     3,071        1,570

   Investing Activities:
      Net Increase in interest-bearing time
       deposits in other banks........................      (414)      (1,344)
      Proceeds from sales of investment
       securities.....................................       831          267
      Proceeds from maturities of investment
       securities.....................................    12,031        9,646
      Purchases of investment securities..............   (17,781)      (2,791)
      Proceeds from sales of loans....................     7,179        9,870
      Net increase in total loans.....................   (15,408)     (19,517)
      Purchases of premises and equipment.............    (1,068)        (485)
           Net cash used by investing activities......   (14,630)      (4,354)
   Financing Activities:
      Net increase in total deposits..................    13,432          824
      Net increase (decrease) in short-term borrowings     2,063         (208)
      Increase (decrease) in long-term debt...........    (2,000)       3,000
      Repayment of subordinated capital notes.........       (16)         (15)
      Cash dividends..................................      (675)        (606)
      Proceeds from issuance of common stock..........       126           84
           Net cash used by financing activities......    12,930        3,079

           Increase in cash and cash equivalents......     1,371          295


   Cash and cash equivalents at beginning of period...     9,626       11,451
   Cash and cash equivalents at end of period.........   $10,997      $11,746
                                                         =======      =======




   The accompanying notes are an integral part of the consolidated financial statements.

   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and six month periods ended June 30, 1994 and 1993.

             The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on page 10 of the 1993 Annual Report to shareholders.


   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at June 30, 1994 and December 31, 1993, were as follows:


                                                           1994


                                                                  Estimated
                                                Amortized           Market
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 18,854          $ 18,286
   Mortgage-backed U.S. government
    agencies................................      49,005            47,620
   Obligations of states and political
    subdivisions............................      33,063            33,298
   Corporate securities.....................       3,519             3,586
   Equity securities........................       2,503             3,095
         Total..............................    $106,944          $105,885
                                                ========          ========


                                                           1993

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $  4,192          $  4,312
   Mortgage-backed U.S. government
    agencies................................      58,764            59,444
   Obligations of states and political
    subdivisions............................      32,216            33,805
   Corporate securities.....................       3,370             3,570
   Equity securities........................       2,834             3,648
         Total..............................    $101,376          $104,779
                                                ========          ========

   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:

                                          Six months ended      Year Ended
                                                June 30,        December 31,
                                                1994               1993

   Balance, January 1..................       $1,837               $1,589
   Provision for loan losses...........          234                  702
   Loan charge-offs....................         (272)                (687)
   Recoveries..........................          120                  233

   Balance, June 30, 1994 and
    December 31, 1993..................       $1,919               $1,837
                                              ======               ======


                   NONPERFORMING LOANS (a) AND OTHER REAL ESTATE


                                               June 30,          December 31,
                                                1994                 1993

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................         $  731               $    9
      Mortgages.......................            308                   87
      Personal installment............             69                   99
      Other...........................              4                    9
                                                1,112                  204

   Loans renegotiated with the borrowers         NONE                 NONE

   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................           232                   50
      Mortgages........................           427                  809
      Other............................            86                   59
                                                  745                  918

   Other real estate...................           324                  366
      Total............................        $2,181               $1,488
                                               ======               ======

   (a) The determination to discontinue the accrual of interest on nonperforming loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first six months of 1994 was $332,000 or 6.0% greater than net interest income after provision for loan losses for the first six months of 1993. Total interest income decreased 1.8% during the period while total interest expense decreased 8.9%. Average earning assets were approximately 6.7% greater during the first six months of 1994 than the first six months of 1993. Average loan balances and average investment securities increased approximately 4.8% and 8.6%, respectively. Average interest-bearing liabilities increased approximately 5.8% with most of the increase occurring in savings accounts. Interest rates in general were lower in 1994 than 1993, and the decline in yields of earning assets during the first six months of 1994 was less than the decline in costs of interest-bearing liabilities. The average yield realized on earning assets approximated 7.6% and 8.0% during the first six months of 1994 and 1993, respectively. The average cost of interest-bearing liabilities approximated 3.5% and 4.0%, respectively, for the same periods. Net interest margins on a tax equivalent basis approximated 4.8% and 4.9%, respectively, for the first six months of 1994 and 1993. The provision for loan losses charged to income decreased 33% in 1994. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $2,181,000 and $1,488,000, respectively, as of June 30, 1994 and December 31, 1993. Most of the increase related to one guaranteed loan which was past due more than 90 days at June 30, 1994. Management does not anticipate significant losses relating to the increase.

        Total other income for the first six months of 1994 was $73,000 or 5.4% less than total other income for the first six months of 1993. Security gains of $321,000 and $145,000 were recognized in 1994 and 1993, respectively. Income on insurance premiums decrease $63,000 or 24.4%, and gains on mortgage sales were $249,000 less in 1994. Loans held for sale as of June 30, 1994 totalled $285,000. The market value of these loans approximated book value at that time. Total other expenses during this same period increased $307,000 or 7.3%. Contributing factors were increases of $140,000 or 7.3% in salaries and employee benefits and $128,000 or 23.6% in net occupancy expense. Affecting these increases were two new banking offices located in Hazleton and Conyngham, Pennsylvania.

        The provision for income taxes decreased $54,000 for the first six months of 1994 in comparison to the first six months of 1993. The effective tax rates approximated 23.0% and 24.7% for the respective periods. The decrease in the effective tax rate for 1994 relates primarily to the recognition of additional tax-free income.

        The previously described factors contributed to a net increase of $6,000 or 0.3% in net income for the six month period ended June 30, 1994.

        The significant changes and related causes which occurred during the three month period ending June 30, 1994 were generally consistent with those described for the six month period ending June 30, 1994. Gains on mortgage sales were not significant during the three month period. Investment security gains were $160,000 and $10,000 for the three month periods ending June 30, 1994 and 1993, respectively.

   Financial Condition

        As of June 30, 1994 cash and due from banks was $1,371,000 or 14.2% greater than it was at December 31, 1993. Interest-bearing time deposits in other banks and investment securities increased $4,923,000 or 4.8% during this same period. The approximate market value of debt securities was $1,651,000 less than amortized cost at June 30, 1994. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At June 30, 1994 and December 31, 1993, management classified investment securities with amortized costs and market values of $106,944,000 and $105,885,000, and $16,708,000 and $17,531,000, respectively, as available for sale. Gross unrealized gains and losses relating to debt securities approximated $876,000 and $2,527,000, respectively, at June 30, 1994. Net loans increased $8,146,000 or 5.1% from December 31, 1993 to June 30, 1994. The allowance for loan losses approximated 1.1% of net loans at June 30, 1994 and December 31, 1993. Most of the increase of $699,000 in net premises and equipment was related to the two new banking offices. Goodwill continues to be amortized at an annualized rate of $240,000. Community Banks, Inc. sells only fixed-rate real estate loans specifically designated for resale on the secondary market. At June 30, 1994 and December 31, 1993 these loans totalled $285,000 and $4,096,000, respectively. This decline resulted from reduced demand for fixed-rate real estate loans. Affecting the increase of $3,206,000 in accrued interest receivable and other assets were increases in prepaid expenses, accrued interest receivable, and the cash surrender value of life insurance on key employees. These factors contributed to an increase of $14,371,000 or 5.0% in total assets from December 31, 1993 to June 30, 1994.

        Total deposits increased $13,432,000 or 5.5% from December 31, 1993 to June 30, 1994. Most of the change related to increases in savings deposits. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities. The increase in short-term borrowings of $2,063,000 from December 31, 1993 to June 30, 1994 offset a similar decline in long-term debt. At June 30, 1994 long-term debt totalling $7,000,000 was comprised entirely of borrowings from the Federal Home Loan Bank of Pittsburgh at a weighted average interest rate of 5.24%. These borrowings were not a result of liquidity needs but rather an attempt to take advantage of the existing interest rate climate.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 88% as of June 30, 1994.

        As of June 30, 1994 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements. Tier 1 plus tier 2 capital approximated 17% of risk-weighted assets as of June 30, 1994. Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Corporation to reflect securities available and held for sale at fair value on the balance sheet. Upon adoption, the Corporation classified all investment securities held at January 1, 1994 as available for sale and recorded the increase to fair value as a separate component of equity. The decrease recorded to stockholders' equity at June 30, 1994 was $699,000, net of applicable income taxes. Management believes that this action is necessary to provide for proper administration of the investment portfolio and can be accommodated by the capitalization of the Corporation.

   Management's Discussion, Continued



   Liquidity

        Liquidity is the ratio of net liquid assets to net liabilities. The primary functions of asset/liability management are the assurance of adequate liquidity and maintenance of an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management refers to the ability to meet the cash flow requirements of depositors and borrowers.

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at June 30, 1994.

   Forward Outlook

        Management anticipates increased loan demand for the remainder of 1994 and will continue to carefully evaluate this demand based on the creditworthiness of the borrower and the relative strength of the economy in the Corporation's market.

        Management is anticipating the maintenance of a favorable net interest margin throughout the remainder of 1994.

                      COMMUNITY BANKS, INC. and SUBSIDIARIES

                     PART II - OTHER INFORMATION AND SIGNATURES


    Item 4.  Submission of Matters to Vote of Security Holders

         The annual meeting of shareholders of Community Banks, Inc. was held May 3, 1994 for the purpose of considering and voting upon the following matters:

              1.  To elect three (3) Directors:  Kenneth L. Deibler,
    Allen Shaffer, and Ernest L. Lowe to serve until the 1998 Annual Meeting of Shareholders.

         Each director received affirmative votes representing at least 80.2% of the shares outstanding.



    Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits - none

             (b) Registrant was not required to file any reports on Form 8-K during the quarter for which this report is filed.

                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date    August 5, 1994                       /S/ Thomas L. Miller
                                                    Thomas L. Miller
                                                         Chairman
                                               (Chief Executive Officer)



    Date    August 5, 1994                       /S/ Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)