Form 10-Q
period 1994-09-30
COMMUNITY BANKS INC /PA/
filed 1994-11-10
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                     For the Quarter Ended September 30, 1994


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


                                                   Yes  X     No

              Number of Shares Outstanding as of September 30, 1994.

      CAPITAL STOCK-COMMON                                    1,687,975
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











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month and nine month periods ending September 30, 1994 and 1993.


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





































                                       -1-






   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                               September 30,      December 31,
                                                   1994               1993


   ASSETS

   Cash and due from banks...................     $ 10,669         $  9,626
   Interest-bearing time deposits in other
      banks..................................          901              576
   Investment securities held to maturity
      (market value of $87,248 as of
      December 31, 1993......................          ---           84,668
   Investment securities, available for sale
      (market value of $103,214 and $17,531
      as of September 30, 1994, and December
      31, 1993, respectively)................      103,214           16,708
   Loans.....................................      186,521          167,421
   Less:  Unearned income....................       (8,188)          (7,389)
          Allowance for loan losses..........       (2,049)          (1,837)
          Net loans..........................      176,284          158,195
   Premises and equipment, net...............        6,582            5,851
   Goodwill..................................        1,690            1,871
   Other real estate owned...................          338              366
   Loans held for sale.......................          246            4,096
   Accrued interest receivable and other
      assets.................................        5,845            2,766

      Total assets...........................     $305,769         $284,723
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 21,789         $ 18,586
      Savings................................      121,623          107,791
      Time...................................      108,168          108,754
      Time in denominations of $100,000 or
       more..................................        8,486            8,161
      Total deposits.........................      260,066          243,292
   Short-term borrowings.....................        5,999            1,205
   Long-term debt............................        7,000            9,000
   Accrued interest payable and other
      liabilities............................        1,934            1,692
   Subordinated capital notes................           15               31

      Total liabilities......................      275,014          255,220


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 5,000,000
      shares authorized; 1,690,626 and
      1,682,234 shares issued in 1994 and
      1993, respectively.....................        8,453            8,411
   Surplus...................................        9,853            9,740
   Retained earnings.........................       13,434           11,405
   Net unrealized loss on investment
    securities available for sale, net of tax         (932)            ---
   Less:  Treasury stock of 2,651 shares at
      cost...................................          (53)             (53)
      Total stockholders' equity.............       30,755           29,503
      Total liabilities and stockholders'
       equity................................     $305,769         $284,723
                                                  ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.
                                      -2-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)


                                                        Three Months Ended         Nine Months Ended
                                                          September 30,              September 30,

                                                           1994     1993              1994     1993
   Interest income:
   Interest and fees on loans.................      $    3,812   $    3,533    $   10,893   $   10,657
   Interest and dividends on investment
    securities:
        Taxable...............................           1,160        1,096         3,357        3,502
        Exempt from federal income tax........             468          448         1,402        1,327
   Other interest income......................              14           52            58           87
        Total interest income.................           5,454        5,129        15,710       15,573

   Interest expense:
   Interest on deposits:
        Savings...............................             660          648         1,874        2,016
        Time..................................           1,232        1,371         3,744        4,137
        Time in denominations of $100,000 or
         more.................................             100          111           293          303
   Interest on short-term borrowings and
    long-term debt............................             121          121           368          366
   Interest on subordinated capital notes.....              --            1             1            3
        Total interest expense................           2,113        2,252         6,280        6,825
        Net interest income...................           3,341        2,877         9,430        8,748
   Provision for loan losses..................             159          174           393          522
        Net interest income after provision
         for loan losses......................           3,182        2,703         9,037        8,226

   Other income:
        Trust department income...............              46           48           136          146
        Service charges on deposit accounts...             188          156           501          440
        Other service charges, commissions
         and fees.............................              61           55           184          174
        Investment security gains (losses)....              59           (7)          380          138
        Income on insurance premiums..........             101          120           296          378
        Gains on mortgage sales...............              31          266           182          666
        Other income..........................              51           32           126           69
             Total other income...............             537          670         1,805        2,011

   Other expenses:
        Salaries and employee benefits........           1,075          973         3,131        2,889
        Net occupancy expense.................             315          267           985          809
        Operating expense of insurance
          subsidiary..........................              75           82           217          262
        Other operating expense...............             865          707         2,515        2,280
             Total other expense..............           2,330        2,029         6,848        6,240
             Income before income taxes.......           1,389        1,344         3,994        3,997
   Provision for income taxes.................             326          337           926          991
             Net income.......................      $    1,063   $    1,007     $   3,068    $   3,006
                                                    ==========   ==========     =========    =========

   Average number of fully diluted shares
    outstanding...............................       2,060,795    2,044,009     2,060,759    2,039,273
                                                    ==========    =========     =========    =========
   Earnings per share:
      Primary.................................      $      .52   $      .50     $    1.52    $    1.49
      Fully diluted earnings per share              $      .52   $      .49     $    1.49    $    1.47
   Dividends paid per share...................      $     .167   $     .157     $    .500    $     .448

   Per share data for 1993 has been restated to include a 20 percent stock dividend effective November 29, 1994.

   The accompanying notes are an integral part of the consolidated financial statements.

                                       -3-



   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                            1994       1993


   Operating Activities:
      Net income......................................   $ 3,068      $ 3,006
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       393          522
         Provision for depreciation and amortization..       542          497
         Amortization of goodwill.....................       181          180
         Investment security gains....................      (380)        (138)
         Gains on mortgage sales......................      (182)        (666)
         Increase in other assets.....................    (2,571)      (1,621)
         Increase (decrease) in accrued interest
          payable and other liabilities...............       242         (410)
           Net cash provided by operating activities..     1,293        1,370

   Investing Activities:
      Net decrease (increase) in interest-bearing time
       deposits in other banks........................      (325)           1
      Proceeds from sales of investment
       securities.....................................       847          297
      Proceeds from maturities of investment
       securities.....................................    15,391       16,266
      Purchases of investment securities..............   (19,130)     (16,548)
      Proceeds from sales of loans....................     9,144       15,191
      Net increase in total loans.....................   (23,594)     (24,150)
      Purchases of premises and equipment.............    (1,251)        (679)
           Net cash used by investing activities......   (18,918)     ( 9,622)
   Financing Activities:
      Net increase in total deposits..................    16,774        8,588
      Net increase (decrease) in short-term borrowings     4,794          (88)
      Net increase (decrease) in long-term debt.......    (2,000)       2,000
      Repayment of subordinated capital notes.........       (16)         (15)
      Cash dividends..................................    (1,013)        (921)
      Proceeds from issuance of common stock..........       129           89
           Net cash used by financing activities......    18,668        9,653

           Increase in cash and cash equivalents......     1,043        1,401


   Cash and cash equivalents at beginning of period...     9,626       11,451
   Cash and cash equivalents at end of period.........   $10,669      $12,852
                                                         =======      =======




   The accompanying notes are an integral part of the consolidated financial statements.

   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and nine month periods ended September 30, 1994 and 1993.

             The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on page 10 of the 1993 Annual Report to shareholders.


   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at September 30, 1994 and December 31, 1993, were as follows:


                                                           1994


                                                                  Estimated
                                                Amortized           Market
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 18,771          $ 18,055
   Mortgage-backed U.S. government
    agencies................................      45,934            44,542
   Obligations of states and political
    subdivisions............................      33,794            33,888
   Corporate securities.....................       3,518             3,554
   Equity securities........................       2,609             3,175
         Total..............................    $104,626          $103,214
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
                                                ========          ========

   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:

                                          Nine months ended      Year Ended
                                            September 30,        December 31,
                                                1994               1993

   Balance, January 1..................       $1,837               $1,589
   Provision for loan losses...........          393                  702
   Loan charge-offs....................         (334)                (687)
   Recoveries..........................          153                  233

   Balance, September 30, 1994 and
    December 31, 1993..................       $2,049               $1,837
                                              ======               ======


                   NONPERFORMING LOANS (a) AND OTHER REAL ESTATE


                                            September 30,        December 31,
                                                1994                 1993

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................         $  160               $    9
      Mortgages.......................            357                   87
      Personal installment............             93                   99
      Other...........................              4                    9
                                                  614                  204

   Loans renegotiated with the borrowers         NONE                 NONE

   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................           849                   50
      Mortgages........................           468                  809
      Other............................           129                   59
                                                1,446                  918

   Other real estate...................           338                  366
      Total............................        $2,398               $1,488
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

                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first nine months of 1994 was $811,000 or 9.9% greater than net interest income after provision for loan losses for the first nine months of 1993. Total interest income increased 0.9% during the period while total interest expense decreased 8.0%. Average earning assets were approximately 6.7% greater during the first nine months of 1994 than the first nine months of 1993. Average loan balances and average investment securities both increased approximately 6.8% in 1994. Average interest-bearing liabilities increased approximately 5.4% with most of the increase occurring in savings accounts. In general, yields of earning assets increased during the first nine months of 1994 while the costs of interest-bearing liabilities declined. The average yields realized on earning assets approximated 7.8% and 8.1% during the first nine months of 1994 and 1993, respectively. The average costs of interest-bearing liabilities approximated 3.5% and 3.9%, respectively, for the same periods. Net interest margins on a tax equivalent basis approximated 4.9% for the first nine months of 1994 and 1993. The provision for loan losses charged to income decreased 24.7% in 1994. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $2,398,000 and $1,488,000, respectively, as of September 30, 1994 and December 31, 1993. Most of the increase related to one guaranteed loan which was not accruing interest at September 30, 1994. Management does not anticipate significant losses relating to the increase.

        Total other income for the first nine months of 1994 was $206,000 or 10.2% less than total other income for the first nine months of 1993. Security gains of $380,000 and $138,000 were recognized in 1994 and 1993, respectively. Income on insurance premiums decrease $82,000 or 21.7% and gains on mortgage sales were $484,000 less in 1994. Loans held for sale as of September 30, 1994 totalled $246,000. The market value of these loans approximated book value at that time. Total other expenses during this same period increased $608,000 or 9.7%. Contributing factors were increases of $242,000 or 8.4% in salaries and employee benefits and $176,000 or 21.8% in net occupancy expense. Affecting these increases were two new banking offices located in Hazleton and Conyngham, Pennsylvania.

        The provision for income taxes decreased $65,000 for the first nine months of 1994 in comparison to the first nine months of 1993. The effective tax rates approximated 23.2% and 24.8% for the respective periods. The decrease in the effective tax rate for 1994 relates primarily to the recognition of additional tax-free income.

        The previously described factors contributed to a net increase of $62,000 or 2.1% in net income for the nine month period ended September 30, 1994.

        The significant changes and related causes which occurred during the three month period ending September 30, 1994 were generally consistent with those described for the nine month period ending September 30, 1994. Gains on mortgage sales were not significant during the three month period. Investment security gains (losses) were $59,000 and $(7,000) for the three months periods ending September 30, 1994 and 1993, respectively.

   Financial Condition

        As of September 30, 1994 cash and due from banks was $1,043,000 or 10.8% greater than it was at December 31, 1993. Interest-bearing time deposits in other banks and investment securities increased $2,163,000 or 2.1% during this same period. The approximate market value of debt securities was $1,978,000 less than amortized cost at September 30, 1994. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At September 30, 1994 and December 31, 1993, management classified investment securities with amortized costs and market values of $104,626,000 and $103,214,000, and $16,708,000 and $17,531,000,
   respectively, as available for sale. Gross unrealized gains and losses relating to debt securities approximated $820,000 and $2,798,000, respectively, at September 30, 1994. Net loans increased $18,089,000 or 11.4% from December 31, 1993 to September 30, 1994. The allowance for loan losses approximated 1.15% of net loans at September 30, 1994 and December 31, 1993. Most of the increase of $731,000 in net premises and equipment was related to the two new banking offices. Goodwill continues to be amortized at an annualized rate of $240,000. Community Banks, Inc. sells only fixed-rate real estate loans specifically designated for resale on the secondary market. At September 30, 1994 and December 31, 1993 these loans totalled $246,000 and $4,096,000, respectively. This decline resulted from reduced demand for fixed-rate real estate loans. Affecting the increase of $3,079,000 in accrued interest receivable and other assets were increases in prepaid expenses, accrued interest receivable, and the cash surrender value of life insurance on key employees. These factors contributed to an increase of $21,046,000 or 7.4% in total assets from December 31, 1993 to September 30, 1994.

        Total deposits increased $16,774,000 or 6.9% from December 31, 1993 to September 30, 1994. Most of the change related to increases in savings deposits. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities. The increase in short-term borrowings of $4,794,000 from December 31, 1993 to September 30, 1994 was partially offset by a decline in long-term debt. At September 30, 1994 long-term debt totalling $7,000,000 was comprised entirely of borrowings from the Federal Home Loan Bank of Pittsburgh at a weighted average interest rate of 5.24%. These borrowings were not a result of liquidity needs but rather an attempt to take advantage of the existing interest rate climate.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 86% as of September 30, 1994.

        As of September 30, 1994 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements. Tier 1 plus tier 2 capital approximated 17% of risk-weighted assets as of September 30, 1994. Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Corporation to reflect securities available and held for sale at fair value on the balance sheet. Upon adoption, the Corporation classified all investment securities held at January 1, 1994 as available for sale and recorded the increase to fair value as a separate component of equity. The decrease recorded to stockholders' equity at September 30, 1994 was $932,000, net of applicable income taxes. Management believes that this action is necessary to provide for proper administration of the investment portfolio and can be accommodated by the capitalization of the Corporation.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at September 30, 1994.

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

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date    November 9, 1994                    /S/ Thomas L. Miller
                                                    Thomas L. Miller
                                                         Chairman
                                               (Chief Executive Officer)



    Date   November 9, 1994                      /S/ Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)