Form 10-K
COMMUNITY BANKS INC /PA/
filed 1995-03-30
CIK 714710

SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549
					Form 10-K
		  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
		       THE SECURITIES EXCHANGE Act OF 1934

For the fiscal year ended December 31, 1994    Commission file number 0-15786


				   COMMUNITY BANKS,INC.
	     (Exact name of registrant as specified in its charter)

		     Pennsylvania                       23-2251762
	 (State or other jurisdiction of                     (I.R.S. Employer
	  incorporation or organization)                Identification No.)


     150 Market Street, Millersburg, PA                   17061
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code    (717) 692-4781

Securities registered pursuant to Section 12(b) of the Act:           NONE

Securities registered pursuant to Section 12(g) of the Act:


						 Name of each exchange
	  Title of each class                    on which registered

Common Stock, par value $5 per share             NASDAQ National Market System


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
							Yes  X         No

As of March 15, 1995, the aggregate market value (based on recent selling prices) of the voting stock of the registrant held by its nonaffiliates (1,500,863 shares) was $38,272,007.

Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practical date.

	2,028,310 shares of common stock outstanding on March 15, 1995

		       DOCUMENTS INCORPORATED BY REFERENCE

     Exhibit 13 contains portions of the Annual Report to Stockholders incorporated by reference into Parts I, II, and III.

Exhibit index is located on page 18. This document contains 20 pages.


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

					PART I

Item 1.  Business:

     Community Banks, Inc. (Bank) is a bank holding company whose banking subsidiary is Community Banks, N.A. (CBNA) and whose non-banking subsidiaries are Community Banks Investments, Inc. (CBI) and Community Banks Life Insurance Company, Inc. (CBLIC).

       The Bank conducts a full service commercial banking business and provides trust services in northern Dauphin County, Northumberland County, western Schuylkill County, and southern Luzerene County. The Bank currently has fifteen offices. There are 57 offices of commercial banks and savings and loan associations within its market area with which the Bank competes. Deposits of the Bank represent approximately 11% of the total deposits in the market area. The Bank has six offices in Dauphin County, two offices in Northumberland County, five offices in Schuylkill County, and two offices in Luzerne County.

     Like other depository institutions, the Bank has been subjected to competition from brokerage firms, money market funds, consumer finance and credit card companies and other companies providing financial services and credit to consumers. As a result of federal legislation, regulatory restrictions previously imposed on the Bank with respect to establishing money market fund accounts have been eliminated and the Bank is now better able to compete with other financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

     During 1986 the Bank formed CBLIC to provide credit life insurance to its consumer credit borrowers. Total premiums earned were $396,000 for the year ended December 31, 1994. During 1985 the Bank formed CBI to make investments primarily in equity securities of other banks. Total assets of CBI at December 31, 1994 were $1,735,000.

     The Bank has approximately 172 full and part-time employees and considers its employee relations to be satisfactory.

     Community Banks, Inc. is registered as a bank holding company with the Board of Governors of the Federal Reserve System in accordance with the requirements of the Bank Holding Company Act of 1956. It is subject to regulation by the Federal Reserve Board and the Comptroller of the Currency.

     In 1989, the Federal Reserve Board issued final risk-based capital guidelines for bank holding companies which were phased in through December 31, 1992. The intent of regulatory capital guidelines is to measure capital adequacy based upon the credit risk of various assets and off-balance sheet items. Risk categories, weighted at 0%, 20%, 50% and 100%, are specifically identified. The sum of the results of each such category is then related to the adjusted capital account of the Company. A minimum required capital ratio at December 31, 1994, was 8 percent. The Bank's December 31, 1994 ratio approximated 17%. Subsequently, in August 1990 the board announced approval of capital to total assets (leverage) guidelines. This minimum leverage ratio was set at 4% and would apply only to those banking organizations receiving a regulatory composite 1 rating. Most banking organizations will be required to maintain a leverage ratio ranging from 1 to 2 percentage points above the minimum standard. The Bank's leverage ratio at December 31, 1994, approximated 10.%. Risk-based capital requirements replace previous capital guidelines which established minimum primary and total capital requirements.


     The following summarizes the Bank's capital adequacy position:

						    Required
			     Bank               Regulatory Capital
(in thousands)           December 31, 1994      December 31, 1994

Risk-based capital       $34,136     17.2%       $15,877     8.0%
Leverage ratio
(tier 1 capital)          30,740     10.0%        12,296     4.0%

Statistical Data:

     Pages 18 through 20 of the Community Banks, Inc. Annual report to stockholders dated December 31, 1994 contain information concerning:

     Financial Highlights

     Average Balances, Effective Interest Differential, and Interest Yields for the three years ended December 31, 1994.

     Rate/Volume Analysis for the two years ended December 31, 1994.

	Appendix A attached to Part I contains information concerning:

     Return on Equity and Assets for the five years ended December 31, 1994.

     Amortized cost and Estimated Market Values of Investment Securities as of December 31, 1994, 1993, and 1992.

     Maturity Distribution of Securities as of December 31, 1994 (Market
     Value).

     Loan Account Composition as of December 31, 1994, 1993, 1992, 1991, and
     1990.

     Maturities and Sensitivity to Changes in Interest Rates for Commercial, Financial, and Agricultural Loans as of December 31, 1994.

     Nonperforming Loans as of December 31, 1994, 1993, 1992, 1991, and
     1990.

     Loan Loss Experience for the five years ended December 31, 1994.


     Loans Charged Off and Recovered for the five years ended December 31, 1994.

     Allowance for Loan Losses as of December 31, 1994, 1993, 1992, 1991, and 1990.

     Maturity Distribution of Time Deposits over $100,000 as of December 31,
     1994.

     Interest Rate Sensitivity as of December 31, 1994.

Item 2.  Properties:

	 The Bank owns no real property except through its subsidiary bank, CBNA which owns the following buildings: 150 Market Street, Millersburg, Pennsylvania (its corporate headquarters); 13-23 South Market Street, Elizabethville, Pennsylvania; 3679 Peters Mountain Road, Halifax, Pennsylvania; 906 N. River Road, Halifax, Pennsylvania; 800 Peters Mountain Road, Dauphin, Pennsylvania; Main and Market Streets, Lykens, Pennsylvania; Route 209, Porter Township, Schuylkill County, Pennsylvania; 29 E. Main Street, Tremont, Schuylkill County, Pennsylvania; Second and Carroll Streets, St. Clair, Schuylkill County, Pennsylvania; R.D. 3, Mill Creek Manor, Pottsville, Schuylkill County, Pennsylvania; 300 East Independence Street, Shamokin, Northumberland County, Pennsylvania; Route 61, R.D. 1, Orwigsburg, Schuylkill County, Pennsylvania; One South Arch Street, Milton, Northumberland County, Pennsylvania; 4 West Broad Street, Hazleton, Luzerne County, Pennsylvania; and Route 93, Conyngham, Luzerne County, Pennsylvania. In addition thereto, CBNA leases an office on Main Street, Pillow, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2008. From time to time, the subsidiary bank also acquires real estate by virtue of foreclosure proceedings, which real estate is disposed of in the usual and ordinary course of business as expeditiously as is prudently possible.

     All the buildings used by the Bank are free-standing and are used exclusively for banking purposes with the exception of offices and retail space rented at the St. Clair and Milton locations.

Item 3.  Legal Proceedings:

     There are no material pending legal actions, other than routine litigation incidental to the business of the Bank, to which the Bank is a party.

Item 4.  Submission of Matters to a Vote of Security Holders:

     No matters were submitted to a vote of security holders during the fourth quarter of 1994.


								  APPENDIX A






				                              RETURN ON EQUITY AND ASSETS
		                  FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, 1992, 1991, and 1990
                           				       1994         1993         1992        1991         1990

Return on average equity              13.63%       13.85%       13.61%      10.81%        9.90%

Return on average assets               1.40%        1.41%        1.36%       1.05%        1.00%

Average equity to average assets      10.23%       10.16%       10.01%       9.70%       10.14%

Dividend payout ratio                 34.24%       32.10%       30.88%      35.08%       40.23%


												APPENDIX A
											       Continued




						                                               AMORTIZED COST AND ESTIMATED VALUES OF INVESTMENT
								                                                             SECURITIES
								                                                       (dollars in thousands)
						                                                   AT DECEMBER 31, 1994, 1993, and 1992

					                                                1994                1993                 1992
					                                                   Estimated            Estimated             Estimated
					                                        Amortized   Market   Amortized   Market   Amortized   Market
                                   					       Cost      Value       Cost     Value      Cost      Value

Mortgage backed U.S. Government agencies     $ 43,926   $41,900   $ 58,764  $ 59,444  $ 60,437   $ 60,855
U.S. Treasury and U.S. Government agencies     18,807    17,832      4,192     4,312     4,578      4,672
Obligations of states and political sub-
	divisions                                     33,185    32,733     32,216    33,805    27,267     28,251
Other securities                                6,387     6,784      6,204     7,218     7,972      8,207
	Total                                       $102,305   $99,249   $101,376  $104,779  $100,254   $101,985
					                                        ========   =======   ========  ========  ========   ========



				                               COMMUNITY BANKS, INC. and SUBSIDIARIES
		                      	    MATURITY DISTRIBUTION OF SECURITIES (Market Value)
					                                      (dollars in thousands)
		                                    			 as of December 31, 1994



						                                                 One           Five                                              Weighted
			                                     		Within     Through        Through        After                 Average        Average
                              				       One Year   Five Years     Ten Years     Ten Years    Total      Maturity       Yield <F1>
U.S. Government and agencies             $2,000     $31,475       $12,246      $14,011     $59,732    3 yr. 1 mos.     6.86%
Obligations of states and political
subdivisions                              1,535       6,167        21,112        3,919      32,733    7 yr. 5 mos.     8.58%
Other securities                          3,285       2,556           943          ---       6,784    1 yr. 5 mos.     5.96%

	  Total                                 $6,820     $40,198       $34,301      $17,930     $99,249    4 yr. 5 mos.     7.37%
				                                   	 ======     =======       =======      =======     =======

     Percentage of total                   6.9%       40.5%         34.6%        18.0%       100.0%
		                                   			  =====       =====         =====        =====       ======

     Weighted average yield<F1>           6.84%       7.38%         7.50%        7.30%        7.37%
					                                     =====       =====         =====        =====        =====

<F1>

     (a) Weighted average yields were computed on a tax equivalent basis using a federal income tax rate of 34%.


     The Bank monitors investment performance and valuation on an ongoing basis to evaluate investment quality. An investment which has experienced a decline in market value considered to be other than temporary is written down to its net realizable value and the amount of the write down is accounted for as a realized loss.



                                                													       APPENDIX A
													                                                       Continued


						                                             	  LOAN ACCOUNT COMPOSITION
							                                                 (dollars in thousands)
                                             							      as of December 31


					                                          1994             1993             1992                1991              1990
                                   					 Amount  Percent  Amount   Percent  Amount   Percent    Amount  Percent   Amount   Percent
Commercial, financial and agricultural  $ 31,227   16.4%  $ 26,990   16.2% $ 20,818    13.2%   $ 21,625    13.5%  $ 21,150    13.7%
Real estate-construction                   3,354    1.8      1,573     .9     1,796     1.1       1,916     1.2      2,057     1.3
Real estate-mortgage                     103,851   54.4     89,116   53.2    84,389    53.3      81,245    51.0     77,499    50.3
Personal-installment                      46,342   24.3     43,193   25.8    43,774    27.6      45,911    28.8     43,996    28.6
Other                                      6,018    3.1      6,549    3.9     7,572     4.8       8,741     5.5      9,337     6.1
                                   					 190,792  100.0%   167,421  100.0%  158,349   100.0%    159,438   100.0%   154,039   100.0%
Less:                                             =====             =====             =====               =====              =====
   Unearned discount                      (8,522)           (7,389)          (7,708)             (7,860)            (7,942)
   Reserve for loan losses                (2,069)           (1,837)          (1,589)             (1,467)            (1,307)
				                                   	$180,201          $158,195         $149,052            $150,111           $144,790
			                                   		========          ========         ========            ========           ========

     The Corporation's loan activity is with customers located within the local market area. The Corporation maintains a diversified loan portfolio and has no significant loan concentration in any economic sector.


			                          MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST
	          RATES FOR COMMERCIAL, FINANCIAL AND AGRICULTURAL AND REAL ESTATE - CONSTRUCTION LOANS
			                                    		  (dollars in thousands)
                                    					  as of December 31, 1994


					                                          One Year       One to      Over Five
		                                          				Or Less      Five Years     Years
	       Maturity distribution                  $15,815        $18,766         ---
					                                          =======        =======       ======

					                                            Variable         Fixed        Total
         	Interest sensitivity:
	            Due in one year or less             $12,864         $2,950       $15,814
	            Due after one year                   18,363            404        18,767
					                                            $31,227         $3,354       $34,581
					                                            =======         ======       =======

								                                                     				  APPENDIX A
												                                                       Continued



						                                                 NONPERFORMING LOANS <F1>
						                                                 (dollars in thousands)
	                                           					       as of December 31


						                                                1994          1993          1992         1991          1990
      Loans past due 90 days or more:
       	Commercial, financial and agricultural      $  152        $    9       $  196        $  331        $ 194
	       Mortgages                                      114            87          544           361          452

       	Personal installment                            59            99          121           226          197
       	Other                                            1             9           10             4           10
						                                                 326           204          871           922          853

      Loans renegotiated with the borrowers           NONE          NONE          NONE         NONE          NONE

      Loans on which accrual of interest has
      been discontinued:
       	Commercial, financial and agricultural         327            50           64           158          169
     	  Mortgages                                      475           809          539           169           16
       	Other                                           30            59           77           102           75
						                                                 832           918          680           429          260

     Other real estate owned                           338           366          145           631          290

	          Total                                    $1,496        $1,488       $1,696        $1,982       $1,403
						                                              ======        ======       ======        ======       ======

<F1>
(a) The determination to discontinue the accrual of interest on nonperforming loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

The approximate amount that would have been accrued on those loans for which interest was discontinued in 1994 was $77,000. Interest income from these loans would have approximated
$66,000 in 1993.

The change in nonperforming loans is primarily a result of the impact of economic conditions upon the loan portfolio. The economic outlook remains uncertain. If the economy in the Bank's trading area improves this could have a positive impact on delinquency trends and collectibility of loans. However, the commercial real estate market in the Bank's trading area remains stagnant. The ability of borrowers to liquidate collateral is dependent upon the demand for commercial real estate projects and a buyer's ability to finance commercial real estate projects. Prolonged continued weakness in the commercial real estate market could result in an increase in delinquencies or losses in commercial real estate loans.

											                                                          APPENDIX A
                                                            					    Continued


								                                          LOAN LOSS EXPERIENCE

								                                         (dollars in thousands)

					                      For the years ended December 31, 1994, 1993, 1992, 1991, and 1990

                                           						    1994        1993        1992        1991        1990
 Loans at year-end, net of unearned income        $182,270     $160,032    $150,641    $151,578    $146,097
                                          						  ========     ========    ========    ========    ========
 Average loans balance <F1>                       $170,945     $159,976    $152,049    $151,900    $140,059
						                                            ========     ========    ========    ========    ========
 Balance, allowance for loan losses,
 January 1                                        $  1,837     $  1,589    $  1,467    $  1,307    $  1,186

 Net charge-offs <F2>                                 (230)        (454)       (561)       (577)       (541)

 Provision for loan losses                             462          702         683         737         662



 Balance, allowance for loan losses,
      December 31 <F2>                            $  2,069     $  1,837    $  1,589    $  1,467    $   1,307
                                          						  ========     ========    ========    ========    =========
 Net charge-offs to loans at year end                  .13%         .28%        .37%        .38%         .37%

 Net charge-offs to average loans <F1>                 .13          .28         .37         .38          .39
	  Balance of allowance for loan losses
      to loans at year end                            1.14         1.15        1.05         .97          .89

<F1>
     (a)  Averages are a combination of monthly and daily averages.
<F2>
     (b)  For detail, see Schedule of Loans Charged Off and Recovered.


     The allowance for loans losses is based upon management's continuing evaluation of the loan portfolio. A review as to loan quality, current macro-economic conditions and delinquency status is performed at least on a quarterly basis. The provision for loan losses is adjusted quarterly based upon current review. The table on page 10 presents an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect, the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current condition. Accordingly, the entire allowance is available to absorb losses in any category.

The provision for loan losses totalled $462,000 for the year ended December 31, 1994 compared to $702,000, $683,000, $737,000, and $662,000 for the years ended
December 31, 1993, 1992 1991, and 1990, respectively. The 1994 provision for loan losses reflected managements' continued concern for the strength of the local economy. The relationship of the allowance for loan losses to loans at year end approximated 1.14% compared to ratios of .89% to 1.15% for the previous four years. In reviewing the adequacy of the allowance for loan losses, management considered the relationship of nonaccrual loans, other real estate owned, and accruing loans contractually past due 90 days or more to total assets. This relationship approximated .49%,.52%, .62%, .80%, and .60%, at year-end 1994, 1993, 1992, 1991, and 1990, respectively.

                                                                                                       APPENDIX A,
												       Continued




							                                         LOANS CHARGED OFF AND RECOVERED
							                                       	(dollars in thousands)
		                 			   for the years ended December 31, 1994, 1993, 1992, 1991, and 1990




                                           						    1994          1993         1992        1991        1990
Loans charged off:
   Commercial, financial and agricultural            ---           ---         $ 63        $113        $324
   Real estate-mortgage                             $ 82          $149          181           6           4
   Personal installment                              396           472          432         541         243
   Other                                              99            66           59          34          39
Total                                                577           687          735         694         610

Loans recovered:
   Commercial, financial and agricultural            ---           ---            6           4          25
   Real estate-mortgage                               83            77            4          --           1
   Personal installment                              231           142          154         112          43
   Other                                              33            14           10           1          --
      Total                                          347           233          174         117          69
	 Net charge-offs                                   $230          $454         $561        $577        $541
						                                              ====          ====         ====        ====        ====


								                                                               ALLOCATION OF
							                                                         ALLOWANCE FOR LOAN LOSSES*
							                                                          	(dollars in thousands)
                                                          								   as of December 31

                                          						       1994          1993         1992        1991        1990
Loans:
   Commercial, financial and agricultural            $  399       $   500        $  601      $  562      $  501
   Real estate-construction                               1           ---            16          15          11
   Real estate-mortgage                                 311           225           477         386         371
   Installment                                          527           489           405         405         328
   Unallocated                                          831           623            90          99          96
Balance                                              $2,069        $1,837        $1,589      $1,467      $1,307
                                          						     ======        ======        ======      ======      ======

*See Schedule "Loan Account Composition" for the percent of loan classification to total loans.

							                                                       MATURITY DISTRIBUTION OF TIME
							                                                       DEPOSITS OF $100,000 OR MORE
							                                                        	(dollars in thousands)
                                                        								as of December 31, 1994

Remaining to Maturity:
   Less than three months                                                $  522
   Three months to six months                                             1,846
   Six months to twelve months                                              998
   More than twelve months                                                4,706
                                                               									 $8,072
									                                                               =======

                                                      								      APPENDIX A
								                                                            Continued


				                     INTEREST RATE SENSITIVITY


	  The excess of interest-earning assets over interest-bearing liabilities which are expected to mature or reprice within a given period is commonly referred to as the "GAP" for that period. For an institution with a negative GAP, the amount of income earned on its assets fluctuates less than the cost of its liabilities in response to changes in the prevailing rates of interest during the period. Accordingly, in a period of decreasing interest rates, institutions with a negative GAP will experience a smaller decrease in the yield on their assets than in the cost of their liabilities. Conversely, in a period of rising interest rates, institutions with a negative GAP face a smaller increase in the yield on their assets than in the cost of their liabilities. A decreasing interest rate environment is favorable to institutions with a negative GAP because more of their liabilities than their assets adjust during the period and, accordingly, the decrease in the cost of their liabilities is greater than the decrease in the yield on their assets.

	  The negative GAP between the Bank's interest-earning assets and interest-bearing liabilities maturing or repricing within one year approximated 10.3% of total assets at December 31, 1994.

	  Significant maturity/repricing assumptions include the presentation of all savings and NOW accounts as being 100% interest rate sensitive. Equity securities are reflected in the shortest time interval. Assumed paydowns on mortgage-backed securities and loans have also been included in all time intervals.

	  The following table sets forth the scheduled repricing or maturity of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1994.

     Interest Rate Sensitivity
     At December 31, 1994            1-90       90-180      180-365     1 year     Total
     Dollars in thousands            days        days         days     or more
     Assets
     Interest-bearing deposits in
      other banks                   $   545     $  100       ---         ---     $    645
     Investment securities           18,251      1,316     $ 3,195    $ 76,487     99,249
     Federal funds sold                ---        ---        ---         ---        ---
  Loans, net of unearned income<F1>  55,173     62,503      14,323      50,271    182,270
     Loans held for sale                 35       ---        ---         ---           35
     Total                         $ 74,004    $63,919     $17,518    $126,758   $282,199

     Liabilities
     Savings                        115,104       ---         ---         ---     115,104
     Time                            18,124     15,484      19,508      55,477    108,593
     Time in denominations of
      $100,000 or more                  422      1,846         998       4,806      8,072
     Short-term borrowings           11,709       ---         ---         ---      11,709
     Long-term debt                    ---        ---        4,000       3,000      7,000
     Total                         $145,359    $17,330     $24,506     $63,283   $250,478

     Interest Sensitivity Gap
     Periodic                      $(71,355)   $46,589    $ (6,988)     $63,475
     Cumulative                                (24,766)    (31,754)      31,721

<F1>
     *Does not include nonaccrual loans.

					    PART II

     Item 5.  Market for Registrant's Common Stock and
	      Related Stockholder Matters:

	       Incorporated by reference is the information appearing under the heading "Market for the Holding Company's Common Stock and Related Securities Holder Matters" on page 3 of the Annual Report to Stockholders for the year ended December 31, 1994 (hereafter referred to as the "Annual Report").

     Item 6.  Selected Financial Data:

	       Incorporated by reference is the information appearing under the heading "Financial Highlights" on page 18 of the Annual Report.

     Item 7.  Management's Discussion and Analysis of Financial
	      Condition and Results of Operations:

	       Incorporated by reference is the information appearing under the headings "Rate/Volume Analysis"; "Average Balances, Effective Interest Differential and Interest Yields"; and "Management's Discussion of Financial Condition and Results of Operations" on pages 19 through 23 of the Annual Report.

     Item 8.  Financial Statements and Supplementary Data:

	       The consolidated financial statements, together with the report thereon of Coopers & Lybrand L.L.P. dated January 15, 1995, are incorporated by reference to pages 6 through 18 of the Annual Report.

     Item 9.  Disagreements on Accounting and Financial Disclosures:

	      None.


					 PART III

     Item 10.  Directors and Executive Officers of the Registrant:

	       The following table sets forth the name and age of each director of Community Banks, Inc. as well as the director's business experience, including occupation for the past 5 years, the period during which he has served as a director of the Bank, or its wholly-owned subsidiary, Community Banks, N.A. (Formerly Upper Dauphin National Bank), and the number and percentage of outstanding shares of Common Stock of the Bank beneficially owned by said directors as of December 31, 1994.

									                                                                 Percentage
			                         Business Experience              Amount and      of
			                         Including Principal              Nature of    Outstanding
			                         Occupation for the    Director   Beneficial   Common Stock
      Name and Age           Past Five Years      Since <F1> Ownership<F2>   Owned
     Thomas L. Miller       Chairman of Bank        1966      16,964 <F12>   .84%
	     Age 62

     Kenneth L. Deibler     Self-Employed           1966      19,527 <F3>    .96%
	     Age 72                Insurance Broker
			                         Elizabethville, PA

     Leon E. Kocher         Chairman of the Board,  1963      15,705         .78%
     	Age 82                Kocher Coal Co.
			                         (coal mining)
			                         Valley View, PA


     Ernest L. Lowe         President of Bank       1990       8,784 <F11>   .43%
	     Age 58

     Robert W. Rissinger    President,              1968     134,932 <F4>   6.66%
	     Age 68                Kocher Coal Co.                          <F5>
			                         (coal mining)
			                         Valley View, PA

     Allen Shaffer          Attorney-at-Law         1961      24,613 <F9>   1.22%
     	Age 69                Millersburg and
			                         Harrisburg, PA

     William C. Troutman    President,              1968      84,065 <F6>   4.15%
     	Age 79                The A. W. Troutman
			                         Co.  (automobile
			                         dealership)
			                         Millersburg, PA

     James A. Ulsh          Attorney-at-Law         1977       8,839         .44%
	     Age 48                Mette, Evans &
			                         Woodside
			                         Harrisburg, PA

     Samuel E. Cooper       Superintendent,         1991       1,034         .05%
	     Age 61                Warrior Run
			                         School District
			                         Turbotville, PA

     Ronald E. Boyer        President,              1981       9,469 <F7>    .47%
     	Age 57                Alvord-Polk Tool Co.
			                         (manufacturing of
			                         cutting tools)
			                         Millersburg, PA

     Peter DeSoto           President,              1981      23,479        1.16%
     	Age 55                Metal Industries,
			                         Inc. (manufacturing
			                         of metal products)
			                         Elizabethville, PA

     Thomas W. Long         President,              1981      12,498 <F8>    .62%
	     Age 65                Millersburg Hardware
			                         Millersburg, PA

     Donald L. Miller       President, Miller       1981      50,797        2.51%
     	Age 65                Bros. Dairy
			                         Millersburg, PA

     Ray N. Leidich         Dentist                 1985      38,948 <F10>  1.92%
     	Age 66                Tremont, PA


    <F1>  Includes service as a director of CBNA (formerly Upper Dauphin National Bank), a wholly-owned subsidiary of the bank, prior to 1983 and service as a director of the bank after 1983.

   <F2>   The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the
Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after December 31, 1994. Beneficial ownership may be disclaimed as to certain of the securities.

   <F3>  Includes 1,451 shares owned by Mr. Deibler's grandchildren.

   <F4>  Includes 3,260 shares owned by Alvord-Polk Tool Co., Inc. the stock of which is held 50% by Robert Rissinger and 50% by Ronald E. Boyer.

   <F5>  Includes 7,265 shares owned by Engle Ford, Inc., 372 shares owned by Mr.
Rissinger's spouse, Shirley Rissinger, and 3,394 shares owned by Engle Ford, Inc. Profit
Sharing Plan in which Mr. Rissinger is Co-Trustee.

   <F6>  Includes 18,703 shares owned by Mr. Troutman's spouse, Dorothy Troutman and 5,295 shares owned by W.C. Troutman Co.

   <F7>  Includes 3,260 shares owned by Alvord-Polk Tool Co., Inc., the stock of which is held 50% by Robert W. Rissinger and 50% by Ronald E. Boyer, and 130 shares owned by Mr.
Boyer's wife, Judith Boyer.

   <F8>  Includes 7,416 shares owned by the Trust of Mr. Long's mother, Leah Long.

   <F9>  Includes 4,198 shares owned by Mr. Shaffer's Pension Plan.
					  -14-

   <F10>  Includes 19,474 shares owned by Dr. Leidich's wife, Dolores Leidich.

   <F11>  Includes 87 shares owned by Mr. Lowe's wife, Barbara and 60 shares owned by Mr.
Lowe's children and incentive stock options to acquire 7,700 shares.

   <F12>  Includes incentive stock options to acquire 13,367 shares.

   <F13>  Includes incentive stock options to acquire 1,200 shares.

   <F14>  Includes incentive stock options to acquire 3,672 shares.

   <F15>  Includes incentive stock options to acquire 2,940 shares and 127 shares
	registered to Mr. Lawley for his minor children.

   <F16>  Includes incentive stock options to acquire 1,120 shares.

Compliance with Section 16(a) of Securities Exchange Act

	  In 1994, to the knowledge of CBI, all directors filed on a timely basis reports required by the Securities Exchange Commission.

	     None of the directors or nominee directors are directors of other companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.


Executive Officers:

	  The following table sets forth the executive officers of Community Banks, Inc., their ages, their positions with Community Banks, Inc. and the beneficial ownership (as determined in accordance with the rules and regulations of the Securities and Exchange
Commission) of Common Stock of the Bank by each of such persons as of December 31, 1994.



							                                                         	Amount and   Percentage
			                           Principal Occupation               Nature of       of
                      			       for the Past Five                Beneficial   Outstanding
   Name and Age                      Years           Term <F1>  Ownership<F2>Common Stock
Thomas L. Miller        Chairman & Chief Executive    1966        16,964 <F12>  .84%
   Age 62                 Officer

Robert E. Lenker        Executive Vice President,     1984        14,834 <F13>  .73%
   Age 66                 Corporate Services

Ernest L. Lowe          President,                    1985         8,784 <F11>  .43%
   Age 58                 Chief Operating Officer

David E. Hawley         Executive Vice President,     1975         4,298 <F14>  .21%
   Age 56                 Corporate Property Officer

Robert W. Lawley        Executive Vice President,     1980         3,096 <F15>  .15%
   Age 40                 Chief Lending Officer

Terry L. Burrows        Executive Vice President,     1977         5,152 <F16>  .25%
   Age 46                 Chief Financial Officer


<F1>  Initial year employed in this capacity.

<F11>  Includes 87 shares owned by Mr. Lowe's wife, Barbara and 60 shares owned by Mr.
       Lowe's children and incentive stock options to acquire 7,700 shares.


<F12>  Includes incentive stock options to acquire 13,367 shares.

<F13>  Includes incentive stock options to acquire 1,200 shares.

<F14>  Includes incentive stock options to acquire 3,672 shares.

<F15>  Includes incentive stock options to acquire 2,940 shares and 127 shares
	registered to Mr. Lawley for his minor children.

<F16>  Includes incentive stock options to acquire 1,120 shares.













						  -15-

     The following is all shares beneficially owned by all directors and executive officers of the Bank as a group:


					                                      Amount and Nature
					                                        of Beneficial
				                                   	      Ownership

								                                                           Percent
		                      Title of Class     Direct     Indirect     of Class
                     			  Common          375,803    101,231       23.21%

     Item 11.  Executive Compensation:

	       Information regarding executive compensation is omitted from this report as the holding company has filed a definitive proxy statement for its annual meeting of shareholders to be held May 2, 1995; and the information included therein with respect to this item is incorporated herein by reference.


     Pension Plan:

	       The Bank maintains a pension plan for its employees. An employee becomes a participant in the pension plan on January 1 or July 1 after completion of one year of service (12 continuous months) and attainment of the age 21 years. The cost of the pension is actuarially determined and paid by the Bank. The amount of monthly pension is equal to 1.15% of average monthly pay up to $650, plus .60% of average monthly pay in excess of $650, multiplied by the number of years of service completed by an employee. Average
					      -16-

     monthly pay is based upon the 5 consecutive plan years of highest pay preceding retirement. The maximum amount of annual compensation used in determining retirement benefits is $150,000. A participant is eligible for early retirement after attainment of the age of 60 years and the completion of 5 years of service. The early retirement benefit is the actuarial equivalent of the pension accrued to the date of early retirement. Thomas L. Miller and Ernest L. Lowe have been credited with 36 and 10 years of service, respectively, under the pension plan as of December 31, 1994. The amounts shown on the following table assume an annual retirement benefit for an employee who chose a straight-line annuity and who is presently 50 years old and who will retire at the age of 65 years.

					 Remuneration
     Years of
     Service   $35,000  $55,000  $75,000  $95,000   $115,000  $135,000   $150,000   $175,000   $195,000
      15       $ 8,486  $13,736  $18,986  $24,236    $29,486    $34,736   $38,763    $38,763    $38,763
      20       $11,314  $18,314  $25,314  $32,314    $39,314    $46,316   $51,564    $51,564    $51,564
      25       $14,143  $22,893  $31,643  $40,393    $49,143    $57,893   $64,455    $64,455    $64,455
      30       $16,971  $27,471  $37,971  $48,471    $58,971    $69,471   $77,346    $77,346    $77,346
      35       $19,800  $32,050  $44,300  $56,550    $68,800    $81,050   $90,237    $90,237    $90,237
      40       $22,138  $35,778  $49,418  $63,058    $76,698    $90,338  $100,568   $100,568   $100,568

	  Directors' Compensation:

	       Each director of CBI is paid a quarterly fee of $600.00. In addition, each outside director receives a fee of $200.00 for attendance at the regular quarterly meetings of the Board of Directors of CBI. Each director who is not an executive officer also receives $150 for attendance at each committee meeting of CBI.



     Item 12.  Security Ownership of Certain Beneficial
	       Owners and Management:

	       Refer to Item 10 on pages 13 through 16.

     Item 13.  Certain Relationships and Related Transactions:

	       (a)  Transactions with Management and Others

	       Incorporated by reference is the information appearing in Note 12 (Related Parties) of Notes to Consolidated Financial Statements on page 14 of the Annual Report.

	       (b)  Certain Business Relationships

	       Allen Shaffer, a director of the Bank, is an attorney practicing in Harrisburg and Millersburg, Pennsylvania, who has been retained in the last two fiscal years by the Bank and who the Bank proposes to retain in the current fiscal year. James A. Ulsh, a director of the Bank, is a shareholder/employee of the law firm of Mette, Evans & Woodside, Harrisburg, Pennsylvania, which the Bank has retained in the last two fiscal years and proposes to retain in the current fiscal year.

	       All loans to directors and their business affiliates, executive officers and their immediate families were made by the subsidiary bank in the ordinary course of business, at the subsidiary bank's normal credit terms, including interest rates and collateralization prevailing at the time for comparable transactions with other non-related persons, and do not represent more than a normal risk of collection.
						   -17-
						  PART IV

Item 14.  Exhibits, Financial Statements Schedules and
	  Reports on Form 8-K:
								Reference (page)
								      Annual
							    Form     Report to
							    10-K    Shareholders
(a) (1)   Consolidated Financial Statements
	  Report of Independent Public
	     Accountants                                    --          18

	  Balance Sheets as of December 31, 1994
	     and 1993                                       --           6

	  Statements of Income for each of the three years
	     ended December 31, 1994                        --           7

	  Statements of Changes in Stockholders'
	     Equity for each of the three years ended
	     December 31, 1994                              --           8

	  Statements of Cash Flows for each of the three
	     years ended December 31, 1994                  --           8


	  Notes to Financial Statements                     --         9-17


	  All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule.

     (3)   Exhibits

	   (3) Articles of Incorporation and By-Laws. Incorporated Registration by reference to the Proxy Statements dated April 14, 1987 and April 12, 1988 and Amendment 2 to Form S-2 dated May 13, 1987.

	  (13) Portions of the Annual Report to Security Holders incorporated by within this document.


	  (21) Subsidiaries of the Registrant (see Item 1, pages 2 and 3).

(b) The registrant did not file on Form 8-K during the Fourth quarter of the Fiscal year ended December 31, 1994.

					      -18-
			      CONSENT OF INDEPENDENT ACCOUNTANTS


	  We consent to the incorporation by reference in the registration statements of Community Banks, Inc. on Form S-8 (File No. 0-15786 and File No. 33-24908) of our report, dated January 13, 1995 on our audits of the consolidated financial statements of Community Banks, Inc. as of December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993, and 1992, which report is incorporated by reference in this Annual Report on Form 10-K.


						 Signature

						 /S/ Coopers & Lybrand L.L.P.




	  One South Market Square
	  Harrisburg, Pennsylvania
	  March 22, 1995
						       -19-





			     Signatures

	  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			   Community Banks, Inc.

		 By:/S/__Thomas L. Miller_____
			     (Thomas L. Miller)
				 Chairman
			  Chief Executive Officer
			       and Director

Date:  March 17, 1995

	  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                Title                      Date

/S/  Terry L. Burrows      Ex. Vice President and         3/17/95
    (Terry L. Burrows)     Principal Financial Officer

/S/  Ronald E. Boyer       Director                       3/17/95
    (Ronald E. Boyer)

/S/ Samuel E. Cooper       Director                       3/17/95
   (Samuel E. Cooper)

/S/  Kenneth L. Deibler    Director                       3/17/95
    (Kenneth L. Deibler)

/S/   Ray N.Leidich        Director                       3/17/95
     (Ray N. Leidich)

/S/  Ernest L. Lowe        Director                       3/17/95
    (Ernest L. Lowe)

/S/  Donald L. Miller      Director                       3/17/95
    (Donald L. Miller)

/S/  Robert W. Rissinger_  Director                       3/17/95
    (Robert W. Rissinger)

/S/  Allen Shaffer      _  Director                       3/17/95
    (Allen Shaffer)

/S/  William C. Troutman   Director                       3/17/95
    (William C. Troutman)

/S/  James A. Ulsh      _  Director                       3/17/95
    (James A. Ulsh)

				   -20-