Form 10-Q
period 1995-03-31
COMMUNITY BANKS INC /PA/
filed 1995-05-12
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                       For the Quarter Ended March 31, 1995


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


                                                   Yes  X     No

                Number of Shares Outstanding as of March 31, 1995.

      CAPITAL STOCK-COMMON                                    2,028,770
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











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month periods ending March 31, 1995 and 1994.


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





































                                       -1-






   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                                 March 31,        December 31,
                                                   1995               1994


   ASSETS

   Cash and due from banks...................     $ 10,787         $ 12,152
   Interest-bearing time deposits in other
      banks..................................          581              645
   Investment securities, available for sale
      (market value of $96,148 and $99,249
      as of March 31, 1995, and December
      31, 1994, respectively)................       96,148           99,249
   Loans.....................................      195,110          190,792
   Less:  Unearned income....................       (9,776)          (8,522)
          Allowance for loan losses..........       (2,143)          (2,069)
          Net loans..........................      183,191          180,201
   Premises and equipment, net...............        6,674            6,589
   Goodwill..................................        1,569            1,629
   Other real estate owned...................          323              338
   Loans held for sale.......................        1,931               35
   Accrued interest receivable and other
      assets.................................        5,946            6,283

      Total assets...........................     $307,150         $307,121
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 21,647         $ 24,343
      Savings................................      113,246          115,104
      Time...................................      115,182          108,593
      Time in denominations of $100,000 or
       more..................................       10,605            8,072
      Total deposits.........................      260,680          256,112
   Short-term borrowings.....................        4,968           11,709
   Long-term debt............................        7,000            7,000
   Accrued interest payable and other
      liabilities............................        2,031            1,933
   Subordinated capital notes................         ---                15

      Total liabilities......................      274,679          276,769


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 5,000,000
      shares authorized; 2,031,421 and
      2,027,918 shares issued in 1995 and
      1994, respectively.....................       10,157           10,140
   Surplus...................................        9,870            9,839
   Retained earnings.........................       13,103           12,443
   Net unrealized loss on investment
    securities available for sale, net of tax         (606)          (2,017)
   Less:  Treasury stock of 2,651 shares at
      cost...................................          (53)             (53)
      Total stockholders' equity.............       32,471           30,352
      Total liabilities and stockholders'
       equity................................     $307,150         $307,121
                                                  ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.
                                      -2-



   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)


                                                      Three Months Ended
                                                            March 31,
                                                          1995      1994
   Interest income:
   Interest and fees on loans.................      $    4,254   $    3,477
   Interest and dividends on investment
    securities:
        Taxable...............................           1,147        1,059
        Exempt from federal income tax........             444          469
   Other interest income......................              10           29
        Total interest income.................           5,855        5,034

   Interest expense:
   Interest on deposits:
        Savings...............................             647          592
        Time..................................           1,391        1,264
        Time in denominations of $100,000 or
         more.................................             129           96
   Interest on short-term borrowings and
    long-term debt............................             177          120

   Interest on subordinated capital notes.....              --            1
        Total interest expense................           2,344        2,073
        Net interest income...................           3,511        2,961
   Provision for loan losses..................             122           75
    Net interest income after provision
         for loan losses......................           3,389        2,886
   Other income:
        Trust department income...............              47           47
        Service charges on deposit accounts...             179          145
     Other service charges, commissions
         and fees.............................              63           42
        Investment security gains ............              36          161
        Income on insurance premiums..........             128           98
        Gains on mortgage sales...............              18          149
        Other income..........................              16           36
             Total other income...............             487          678

   Other expenses:
        Salaries and employee benefits........           1,147        1,034
        Net occupancy expense.................             331          345
        Operating expense of insurance
          subsidiary..........................             102           54
        Other operating expense...............             882          808
             Total other expense..............           2,462        2,241
             Income before income taxes.......           1,414        1,323
   Provision for income taxes.................             348          298
             Net income.......................      $    1,066   $    1,025
                                                    ==========   ==========
   Average number of fully diluted shares
    outstanding...............................       2,051,355    2,061,287
                                                    ==========    =========
   Earnings per share: 1]
      Primary.................................      $      .53   $      .51
      Fully diluted...........................      $      .52   $      .50
   Dividends paid per share...................      $     .200   $     .167

   Earnings per share have been restated to reflect stock dividends.

   The accompanying notes are an integral part of the consolidated financial statements.
                                       -3-



   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                            1995       1994


   Operating Activities:
      Net income......................................   $ 1,066      $ 1,025
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       122           75
         Provision for depreciation and amortization..       198          205
         Amortization of goodwill.....................        60           61
         Investment security gains....................       (36)        (161)
         Gains on mortgage sales......................       (18)        (149)
         Decrease in other assets.....................       352        1,055
         Increase in accrued interest payable
          and other liabilities.......................        98          233
           Net cash provided by operating activities..     1,842        2,344

   Investing Activities:
      Net decrease (increase) in interest-bearing time
       deposits in other banks........................        64        (220)
      Proceeds from sales of investment
       securities.....................................       112          336
      Proceeds from maturities of investment
       securities.....................................     4,635        6,841
      Purchases of investment securities..............      (214)      (8,775)
      Proceeds from sales of loans....................     1,258        5,444
      Net increase in total loans.....................    (6,248)      (6,207)
      Purchases of premises and equipment.............      (268)        (552)
           Net cash used by investing activities......      (661)     ( 3,133)
   Financing Activities:
      Net increase in total deposits..................     4,568        1,529
      Net increase (decrease) in short-term borrowings    (6,741)        (511)
      Net increase (decrease) in long-term debt.......       ---          ---
      Repayment of subordinated capital notes.........       (15)         (16)
      Cash dividends..................................      (406)        (337)
      Proceeds from issuance of common stock..........        48           87
           Net cash provided by financing activities..    (2,546)         752

           Increase (decrease) in cash and cash
            equivalents...............................    (1,365)         (37)


   Cash and cash equivalents at beginning of period...    12,152        9,626
   Cash and cash equivalents at end of period.........   $10,787      $ 9,589
                                                         =======      =======




   The accompanying notes are an integral part of the consolidated financial statements.

   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month periods ended March 31, 1995 and 1994.

             The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on page 9 of the 1994 Annual Report to shareholders, except for the adoption of Statements of Financial Accounting Standards No. 114 and 118 effective January 1, 1995, which had no impact on the provision for loan losses or the allowance for loan losses. At March 31, 1995 impaired loans totalled $333,000 and no allowance for credit losses determined in accordance with these statements was required. Cash payments on impaired loans are applied to principal or recognized as interest income based on management's assessment of ultimate collectibility of both principal and interest. Income recognized during the first quarter relating to cash payments on impaired loans was not material.

   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at March 31, 1995 and December 31, 1994, were as follows:


                                                           1995


                                                                  Estimated
                                                Amortized           Market
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................     $ 7,161           $ 7,031
   Mortgage-backed U.S. government
    agencies................................      51,792            50,344
   Obligations of states and political
    subdivisions............................      31,379            31,478
   Corporate securities.....................       3,715             3,755
   Equity securities........................       3,019             3,540
         Total..............................     $97,066           $96,148
                                                 =======           =======


                                                           1994

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 18,807          $ 17,832
   Mortgage-backed U.S. government
    agencies................................      43,926            41,900
   Obligations of states and political
    subdivisions............................      33,185            32,733
   Corporate securities.....................       3,518             3,499
   Equity securities........................       2,869             3,285
         Total..............................    $102,305          $ 99,249
                                                ========          ========

   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:

                                          Three months ended     Year Ended
                                              March 31,         December 31,
                                                1995               1994

   Balance, January 1..................       $2,069               $1,837
   Provision for loan losses...........          122                  462
   Loan charge-offs....................          (97)                (577)
   Recoveries..........................           49                  347

   Balance, March 31, 1995 and
    December 31, 1994..................       $2,143               $2,069
                                              ======               ======


                   NONPERFORMING LOANS (a) AND OTHER REAL ESTATE


                                              March 31,          December 31,
                                                1995                 1994

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................         $   87               $  152
      Mortgages.......................            186                  114
      Personal installment............             98                   59
      Other...........................             11                    1
                                                  382                  326

   Loans renegotiated with the borrowers         NONE                 NONE

   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................           333                  327
      Mortgages........................           564                  475
      Other............................            62                   30
                                                  959                  832

   Other real estate...................           323                  338
      Total............................        $1,664               $1,496
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

                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first three months of 1995 was $503,000 or 17.4% greater than net interest income after provision for loan losses for the first three months of 1994. Total interest income increased 16.3% during the period while total interest expense increased 13.1%. Average earning assets were approximately 6.7% greater during the first three months of 1995 than the first three months of 1994. Average loan balances increased 13.2% while average investment securities decreased approximately 4.0% in 1995. Average interest-bearing liabilities increased approximately 6.1%. The average yields realized on earning assets approximated 8.6% and 7.9% during the first three months of 1995 and 1994, respectively. The average costs of interest-bearing liabilities approximated 3.8% and 3.5%, respectively, for the same periods. Net interest margins on a tax equivalent basis approximated 5.2% and 4.8% for the first three months of 1995 and 1994, respectively. The provision for loan losses charged to income increased 62.7% in 1995. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $1,664,000 and $1,496,000, respectively, as of March 31, 1995 and December 31, 1994.

        Total other income for the first three months of 1995 was $191,000 or 28.2% less than total other income for the first three months of 1994. Security gains of $36,000 and $161,000 were recognized in 1995 and 1994, respectively. Income on insurance premiums increased $30,000 or 30.6% while gains on mortgage sales were $131,000 less in 1995. Loans held for sale as of March 31, 1995 totalled $1,931,000. The market value of these loans approximated book value at that time. Total other expenses during this same period increased $221,000 or 9.9%. Contributing factors were increases of $113,000 or 10.9% in salaries and employee benefits and $48,000 in operating expenses of insurance subsidiary. Affecting these increases were two new banking offices located in Hazleton and Conyngham, Pennsylvania.

        The provision for income taxes increased $50,000 for the first three months of 1995 in comparison to the first three months of 1994. The effective tax rates approximated 24.6% and 22.5% for the respective periods. A decline in the relationship of tax-free income to taxable income contributed to the 1995 increase.

        The previously described factors contributed to a net increase of $41,000 or 4.0% in net income for the three month period ended March 31, 1995.

   Financial Condition

        As of March 31, 1995 cash and due from banks was $1,365,000 or 11.2% less than it was at December 31, 1994. This is a reflection of Management's continuing efforts to control non-earning assets. As a result of increased loan demand, interest-bearing time deposits in other banks and investment securities decreased $3,165,000 or 3.2% during this same period. The approximate market value of debt securities was $918,000 less than amortized cost at March 31, 1995. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At March 31, 1995 and December 31, 1994, management classified investment securities with amortized costs and market values of $97,066,000 and $96,148,000, and $102,305,000 and $99,249,000, respectively, as available for sale. Gross unrealized gains and losses relating to debt securities approximated $622,000 and $1,540,000, respectively, at March 31, 1995. Net loans increased $2,990,000 or 1.7% from December 31, 1994 to March 31, 1995. The allowance for loan losses approximated 1.16% and 1.14% of net loans at March 31, 1995 and December 31, 1994, respectively. Net premises and equipment increased $85,000. Goodwill continues to be amortized at an annualized rate of $240,000. Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market. At March 31, 1995 and December 31, 1994 these loans totalled $1,931,000 and $35,000, respectively. Affecting the decrease of $337,000 in accrued interest receivable and other assets was a decline in deferred taxes. These factors contributed to an increase of $29,000 in total assets from December 31, 1994 to March 31, 1995.

        Total deposits increased $4,568,000 or 1.8% from December 31, 1994 to March 31, 1995. All of the increase can be attributed to increases in time deposits. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities. Short-term borrowings decreased $6,741,000 from December 31, 1994 to March 31, 1995. At March 31, 1995 long-term debt totalling $7,000,000 was comprised entirely of borrowings from the Federal Home Loan Bank of Pittsburgh at a weighted average interest rate of 5.24%.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 84% as of March 31, 1995.

        As of March 31, 1995 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements. Tier 1 plus tier 2 capital approximated 17% of risk-weighted assets as of March 31, 1995. Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Corporation to reflect securities available and held for sale at fair value on the balance sheet. Upon adoption, the Corporation classified all investment securities as available for sale and recorded the increase to fair value as a separate component of equity. The decrease recorded to stockholders' equity at March 31, 1995 was $606,000, net of applicable income taxes. Management believes that this action is necessary to provide for proper administration of the investment portfolio and can be accommodated by the capitalization of the Corporation.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at March 31, 1995.

   Forward Outlook

        Management anticipates strong loan demand for the remainder of 1995 and will continue to carefully evaluate this demand based on the creditworthiness of the borrower and the relative strength of the economy in the Corporation's market.

        Management is anticipating the maintenance of a favorable net interest margin throughout the remainder of 1995.

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

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date         May 5, 1995                    /S/ Thomas L. Miller
                                                    Thomas L. Miller
                                                         Chairman
                                               (Chief Executive Officer)



    Date         May 5, 1995                    /S/ Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)