Form 10-Q
period 1995-06-30
COMMUNITY BANKS INC /PA/
filed 1995-08-09
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                       For the Quarter Ended June 30, 1995


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


                                                   Yes  X     No

                Number of Shares Outstanding as of June 30, 1995.

      CAPITAL STOCK-COMMON                                    2,028,985
       (Title of Class)                                 (Outstanding Shares)







                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                                   Index 10-Q


     Part I

     Financial Information.............................................1

     Consolidated Balance Sheets.......................................2

     Consolidated Statements of Income.................................3

     Consolidated Statements of Cash Flows.............................4

     Notes to Consolidated Financial Statements........................5-7

     Management's Discussion and Analysis of Financial
        Condition and Results of Operation.............................8-10



     Part II

     Other information and Signatures..................................11











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month and six month periods ending June 30, 1995 and 1994.


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





































                                       -1-






   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                                  June 30,        December 31,
                                                   1995               1994


   ASSETS

   Cash and due from banks...................     $ 13,176         $ 12,152
   Interest-bearing time deposits in other
      banks..................................        1,041              645
   Investment securities, available for sale
      (market value of $92,949 and $99,249
      as of June 30, 1995, and December
      31, 1994, respectively)................       92,949           99,249
   Loans.....................................      207,307          190,792
   Less:  Unearned income....................      (10,675)          (8,522)
          Allowance for loan losses..........       (2,181)          (2,069)
          Net loans..........................      194,451          180,201
   Premises and equipment, net...............        6,658            6,589
   Goodwill..................................        1,509            1,629
   Other real estate owned...................          422              338
   Loans held for sale.......................        1,398               35
   Accrued interest receivable and other
      assets.................................        5,932            6,283

      Total assets...........................     $317,536         $307,121
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 22,156         $ 24,343
      Savings................................      110,777          115,104
      Time...................................      120,138          108,593
      Time in denominations of $100,000 or
       more..................................        9,963            8,072
      Total deposits.........................      263,034          256,112
   Short-term borrowings.....................        7,278           11,709
   Long-term debt............................       11,000            7,000
   Accrued interest payable and other
      liabilities............................        2,161            1,933
   Subordinated capital notes................         ---                15

      Total liabilities......................      283,473          276,769


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 5,000,000
      shares authorized; 2,031,636 and
      2,027,918 shares issued in 1995 and
      1994, respectively.....................       10,158           10,140
   Surplus...................................        9,873            9,839
   Retained earnings.........................       13,749           12,443
   Net unrealized gain (loss) on investment
    securities available for sale, net of tax          336           (2,017)
   Less:  Treasury stock of 2,651 shares at
      cost...................................          (53)             (53)
      Total stockholders' equity.............       34,063           30,352
      Total liabilities and stockholders'
       equity................................     $317,536         $307,121
                                                  ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.
                                      -2-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)


                                                        Three Months Ended         Six Months Ended
                                                              June 30,                   June 30
                                                          1995      1994            1995          1994
   Interest income:
   Interest and fees on loans.................      $    4,603   $    3,604     $   8,857    $    7,081
   Interest and dividends on investment
    securities:
        Taxable...............................           1,068        1,138         2,215         2,197
        Exempt from federal income tax........             398          465           842           934
   Other interest income......................              22           15            32            44
        Total interest income.................           6,091        5,222        11,946        10,256

   Interest expense:
   Interest on deposits:
        Savings...............................             645          622         1,292         1,214
        Time..................................           1,592        1,248         2,983         2,512
        Time in denominations of $100,000 or
         more.................................             122           97           251           193
   Interest on short-term borrowings and
    long-term debt............................             203          127           380           247
   Interest on subordinated capital notes.....              --          --            --              1
       Total interest expense.................           2,562        2,094         4,906         4,167
        Net interest income...................           3,529        3,128         7,040         6,089
   Provision for loan losses..................             168          159           290           234
   Net interest income after provision
         for loan losses......................           3,361        2,969         6,750         5,855

   Other income:
        Trust department income...............              51           43            98            90
        Service charges on deposit accounts...             196          168           375           313
        Other service charges, commissions
         and fees.............................              56           81           119           123
        Investment security gains ............              38          160            74           321
        Income on insurance premiums..........             135           97           263           195
        Gains on mortgage sales...............              48            2            66           151
        Other income..........................              53           39            69            75
             Total other income...............             577          590         1,064         1,268
   Other expenses:
        Salaries and employee benefits........           1,187        1,022         2,334         2,056
        Net occupancy expense.................             339          325           670           670
        Operating expense of insurance
          subsidiary..........................             102           88           204           142
        Other operating expense...............             906          842         1,788         1,650
             Total other expense..............           2,534        2,277         4,996         4,518
             Income before income taxes.......           1,404        1,282         2,818         2,605
   Provision for income taxes.................             352          302           700           600
             Net income.......................      $    1,052   $      980    $    2,118    $    2,005
                                                    ==========   ==========    ==========    ==========
   Average number of fully diluted shares
    outstanding...............................       2,054,575    2,063,212     2,052,942     2,061,049
                                                    ==========    =========     =========     =========
   Earnings per share:
      Primary.................................      $      .52   $      .48    $     1.04     $     .99
      Fully diluted...........................      $      .51   $      .47    $     1.03     $     .97
   Dividends paid per share...................      $     .200   $     .167    $     .400     $    .333

   Earnings per share have been restated to reflect stock dividends.

   The accompanying notes are an integral part of the consolidated financial statements.
                                       -3-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                            1995       1994


   Operating Activities:
      Net income......................................   $ 2,118      $ 2,005
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       290          234
         Provision for depreciation and amortization..       456          401
         Amortization of goodwill.....................       120          121
         Investment security gains....................       (74)        (321)
         Gains on mortgage sales......................       (66)        (151)
         Decrease (increase) in other assets..........      (688)         647
         Increase in accrued interest payable
          and other liabilities.......................        55          135
           Net cash provided by operating activities..     2,211        3,071

   Investing Activities:
      Net increase in interest-bearing time
       deposits in other banks........................      (396)        (414)
      Proceeds from sales of investment
       securities.....................................       161          831
      Proceeds from maturities of investment
       securities.....................................    10,171       12,031
      Purchases of investment securities..............      (477)     (17,781)
      Proceeds from sales of loans....................     3,497        7,179
      Net increase in total loans.....................   (19,334)     (15,408)
      Purchases of premises and equipment.............      (525)      (1,068)
           Net cash used by investing activities......    (6,903)     (14,630)
   Financing Activities:
      Net increase in total deposits..................     6,922       13,432
      Net increase (decrease) in short-term borrowings    (4,431)       2,063
      Net increase (decrease) in long-term debt.......     4,000       (2,000)
      Repayment of subordinated capital notes.........       (15)         (16)
      Cash dividends..................................      (812)        (675)
      Proceeds from issuance of common stock..........        52          126
           Net cash provided by financing activities..     5,716       12,930

           Increase in cash and cash
            equivalents...............................     1,024       1,371


   Cash and cash equivalents at beginning of period...    12,152        9,626
   Cash and cash equivalents at end of period.........   $13,176      $10,997
                                                         =======      =======




   The accompanying notes are an integral part of the consolidated financial statements.

                                      -4-






   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and six month periods ended June 30, 1995 and 1994.

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


   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at June 30, 1995 and December 31, 1994, were as follows:


                                                           1995


                                                                  Estimated
                                                Amortized           Market
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................     $15,733           $15,641
   Mortgage-backed U.S. government
    agencies................................      41,056            40,628
   Obligations of states and political
    subdivisions............................      29,043            29,403
   Corporate securities.....................       3,517             3,629
   Equity securities........................       3,091             3,648
         Total..............................     $92,440           $92,949
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
                                                ========          ========

                                       -5-













   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:

                                           Six months ended     Year Ended
                                               June 30,         December 31,
                                                1995               1994

   Balance, January 1..................       $2,069               $1,837
   Provision for loan losses...........          290                  462
   Loan charge-offs....................         (277)                (577)
   Recoveries..........................           99                  347

   Balance, June 30, 1995 and
    December 31, 1994..................       $2,181               $2,069
                                              ======               ======


                   NONPERFORMING LOANS (a) AND OTHER REAL ESTATE


                                               June 30,          December 31,
                                                1995                 1994

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................         $   62               $  152
      Mortgages.......................             98                  114
      Personal installment............            105                   59
      Other...........................              9                    1
                                                  274                  326

   Loans renegotiated with the borrowers         NONE                 NONE

   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................           279                  327
      Mortgages........................           737                  475
      Other............................            60                   30
                                                1,076                  832

   Other real estate...................           422                  338
      Total............................        $1,772               $1,496
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

   Impaired Loans
        In May, 1993, the Financial Accounting Standards Accounting Board issued SFAS 114, "Accounting by Creditors for Impairment of a Loan," amended by SFAS 118. These statements, which the Company has adopted effective January 1, 1995, had no effect on the Company's allowance for loan losses. The Company does not accrue interest income on impaired loans and subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest.

        The Company's impaired loans totalled $279,000 at June 30, 1995, and had no related SFAS 114 allowance. For the first six months of 1995, the average balance of impaired loans was not material. All interest income recognized on impaired loans was recorded on the cash basis.

                                         6






   4.  Statement of Cash Flows
            Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $820,000 and $570,000, and $4,803,000 and $4,286,000 for income taxes and interest, respectively, for each of the six month periods ended June 30, 1995 and 1994.

            Excluded from the consolidated statements of cash flows for the periods ended June 30, 1995 and 1994 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $209,000 and $146,000, respectively. The company also recorded an increase (decrease) to deferred tax assets totalling $(1,039,000) and $360,000, respectively, relating to the effects of changes in the net unrealized gain
   (loss) on investment securities available for sale.


   5.  Merger
            On July 5, 1995, the Company and the Citizens National Bank of Ashland (Citizens) announced an agreement to merge the two companies. The agreement, which requires the approval of certain regulatory agencies and the stockholders of Citizens, provides that, upon consummation of the merger, stockholders of Citizens will receive between 27.673 and 31.206 shares of the Company's common stock for each share issued and outstanding Citizens common stock. The merger is expected to be accounted for as a pooling of interests.

                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first six months of 1995 was $895,000 or 15.3% greater than net interest income after provision for loan losses for the first six months of 1994. Total interest income increased 16.5% during the period while total interest expense increased 17.7%. Average earning assets were approximately 5.4% greater during the first six months of 1995 than the first six months of 1994. Average loan balances increased 14.9% while average investment securities decreased approximately 8.2% in 1995. Average interest-bearing liabilities increased approximately 5.4%. The average yields realized on earning assets approximated 8.2% and 7.6% during the first six months of 1995 and 1994, respectively. The average costs of interest-bearing liabilities approximated 3.9% and 3.5%, respectively, for the same periods. Net interest margins on a tax equivalent basis approximated 5.2% and 4.8% for the first six months of 1995 and 1994, respectively. The provision for loan losses charged to income increased 23.9% in 1995. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $1,772,000 and $1,496,000, respectively, as of June 30, 1995 and December 31, 1994.

        Total other income for the first six months of 1995 was $204,000 or 16.1% less than total other income for the first six months of 1994. Security gains of $74,000 and $321,000 were recognized in 1995 and 1994, respectively. Income on insurance premiums increased $68,000 or 34.9% while gains on mortgage sales were $85,000 less in 1995. Loans held for sale as of June 30, 1995 totalled $1,398,000. The market value of these loans approximated book value at that time. Total other expenses during this same period increased $478,000 or 10.6%. Contributing factors were increases of $278,000 or 13.5% in salaries and employee benefits and $62,000 in operating expenses of insurance subsidiary. Affecting these increases were two new banking offices located in Hazleton and Conyngham, Pennsylvania.

        The provision for income taxes increased $100,000 for the first six months of 1995 in comparison to the first six months of 1994. The effective tax rates approximated 24.8% and 23.0% for the respective periods. A decline in the relationship of tax-free income to taxable income contributed to the 1995 increase.

        The previously described factors contributed to a net increase of $113,000 or 5.6% in net income for the six month period ended June 30, 1995.

        The significant changes and related causes which occurred during the three month period ending June 30, 1995 were generally consistent with those described for the six month period ending June 30, 1995. Gains on mortgage sales were $48,000 and $2,000, respectively, for the three month periods ending June 30, 1995 and 1994. Investment security gains were $38,000 and $160,000 for the three month periods ending June 30, 1995 and 1994, respectively.

   Financial Condition

        As of June 30, 1995 cash and due from banks was $1,024,000 or 8.4% greater than it was at December 31, 1994. As a result of increased loan demand, interest-bearing time deposits in other banks and investment securities decreased $5,904,000 or 5.9% during this same period. The approximate market value of debt securities was $48,000 less than amortized cost at June 30, 1995. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At June 30, 1995 and December 31, 1994, management classified investment securities with amortized costs and market values of $92,440,000 and $92,949,000, and $102,305,000 and $99,249,000, respectively, as available for sale. Gross unrealized gains and losses relating to debt securities approximated $1,028,000 and $1,076,000, respectively, at June 30, 1995. Net loans increased $14,250,000 or 7.9% from December 31, 1994 to June 30, 1995.
   The allowance for loan losses approximated 1.11% and 1.14% of net loans at June 30, 1995 and December 31, 1994, respectively. Net premises and equipment increased $69,000. Goodwill continues to be amortized at an annualized rate of $240,000. Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market. At June 30, 1995 and December 31, 1994 these loans totalled $1,398,000 and $35,000, respectively. Affecting the decrease of $351,000 in accrued interest receivable and other assets was a decline in deferred taxes. These factors contributed to an increase of $10,415,000 or 3.4% in total assets from December 31, 1994 to June 30, 1995.

        Total deposits increased $6,922,000 or 2.7% from December 31, 1994 to June 30, 1995. All of the increase can be attributed to increases in time deposits. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities. A decrease in short-term borrowings of $4,431,000 was offset by an increase of $4,000,000 in long-term debt. At June 30, 1995 long-term debt totalling $11,000,000 was comprised entirely of borrowings from the Federal Home Loan Bank of Pittsburgh at a weighted average interest rate of 5.72%.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 91% as of June 30, 1995.

        As of June 30, 1995 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements. Tier 1 plus tier 2 capital exceeded 17% of risk-weighted assets as of June 30, 1995. Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Corporation to reflect securities available and held for sale at fair value on the balance sheet. Upon adoption, the Corporation classified all investment securities as available for sale and recorded the increase to fair value as a separate component of equity. The increase recorded to stockholders' equity at June 30, 1995 was $336,000, net of applicable income taxes. Management believes that this action is necessary to provide for proper administration of the investment portfolio and can be accommodated by the capitalization of the Corporation.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at June, 1995.

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

                      COMMUNITY BANKS, INC. and SUBSIDIARIES

                     PART II - OTHER INFORMATION AND SIGNATURES

    Item 4.  Submission of Matters to Vote of Security Holders

         The annual meeting of shareholders of Community Banks, Inc. was held May 2, 1995 for the purpose of considering and voting upon the following matters:

              1. To elect three (3) Directors: Leon E. Kocher, Robert W. Rissinger, and William C. Troutman to serve until the 1999 Annual Meeting of Shareholders.

         Each director received affirmative votes representing at least 76.3% of the shares outstanding.


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

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date      August 4, 1995                    /S/ Thomas L. Miller
                                                    Thomas L. Miller
                                                         Chairman
                                               (Chief Executive Officer)



    Date      August 4, 1995                    /S/ Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)