Form 10-Q
period 1995-09-30
COMMUNITY BANKS INC /PA/
filed 1995-11-15
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                     For the Quarter Ended September 30, 1995


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


                                                   Yes  X     No

              Number of Shares Outstanding as of September 30, 1995.

      CAPITAL STOCK-COMMON                                    2,029,367
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











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month and nine month periods ending September 30, 1995 and 1994.


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





































                                       -1-






   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                               September 30,      December 31,
                                                   1995               1994


   ASSETS

   Cash and due from banks...................     $ 11,660         $ 12,152
   Interest-bearing time deposits in other
      banks..................................          575              645
   Investment securities, available for sale
      (market value of $88,543 and $99,249
      as of September 30, 1995, and December
      31, 1994, respectively)................       88,543           99,249
   Loans.....................................      211,034          190,792
   Less:  Unearned income....................      (11,132)          (8,522)
          Allowance for loan losses..........       (2,206)          (2,069)
          Net loans..........................      197,696          180,201
   Premises and equipment, net...............        6,895            6,589
   Goodwill..................................        1,448            1,629
   Other real estate owned...................          375              338
   Loans held for sale.......................        2,342               35
   Accrued interest receivable and other
      assets.................................        5,575            6,283

      Total assets...........................     $315,109         $307,121
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 21,350         $ 24,343
      Savings................................      110,813          115,104
      Time...................................      124,414          108,593
      Time in denominations of $100,000 or
       more..................................        9,924            8,072
      Total deposits.........................      266,501          256,112
   Short-term borrowings.....................        3,926           11,709
   Long-term debt............................        7,000            7,000
   Accrued interest payable and other
      liabilities............................        2,501            1,933
   Subordinated capital notes................         ---                15

      Total liabilities......................      279,928          276,769


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 5,000,000
      shares authorized; 2,032,018 and
      2,027,918 shares issued in 1995 and
      1994, respectively.....................       10,160           10,140
   Surplus...................................        9,877            9,839
   Retained earnings.........................       14,506           12,443
   Net unrealized gain (loss) on investment
    securities available for sale, net of tax          691           (2,017)
   Less:  Treasury stock of 2,651 shares at
      cost...................................          (53)             (53)
      Total stockholders' equity.............       35,181           30,352
      Total liabilities and stockholders'
       equity................................     $315,109         $307,121
                                                  ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.
                                      -2-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30
                                                          1995      1994            1995          1994
   Interest income:
   Interest and fees on loans.................      $    4,749   $    3,812     $  13,606    $   10,893
   Interest and dividends on investment
    securities:
        Taxable...............................           1,033        1,160         3,248         3,357
        Exempt from federal income tax........             370          468         1,212         1,402
   Other interest income......................              23           14            55            58
        Total interest income.................           6,175        5,454        18,121        15,710

   Interest expense:
   Interest on deposits:
        Savings...............................             616          660         1,908         1,874
        Time..................................           1,730        1,232         4,713         3,744
        Time in denominations of $100,000 or
         more.................................             137          100           388           293
   Interest on short-term borrowings and
    long-term debt............................             165          121           545           368
   Interest on subordinated capital notes.....              --          --            --              1
       Total interest expense.................           2,648        2,113         7,554         6,280
        Net interest income...................           3,527        3,341        10,567         9,430
   Provision for loan losses..................             170          159           460           393
   Net interest income after provision
         for loan losses......................           3,357        3,182        10,107         9,037

   Other income:
        Trust department income...............              59           46           157           136
        Service charges on deposit accounts...             211          188           586           501
        Other service charges, commissions
         and fees.............................              49           61           168           184
        Investment security gains ............              63           59           137           380
        Income on insurance premiums..........             168          101           431           296
        Gains on mortgage sales...............              60           31           126           182
        Other income..........................              63           51           132           126
             Total other income...............             673          537         1,737         1,805
   Other expenses:
        Salaries and employee benefits........           1,209        1,075         3,543         3,131
        Net occupancy expense.................             375          315         1,045           985
        Operating expense of insurance
          subsidiary..........................              43           75           247           217
        Other operating expense...............             874          865         2,662         2,515
             Total other expense..............           2,501        2,330         7,497         6,848
             Income before income taxes.......           1,529        1,389         4,347         3,994
   Provision for income taxes.................             363          326         1,063           926
             Net income.......................      $    1,166   $    1,063    $    3,284    $    3,068
                                                    ==========   ==========    ==========    ==========
   Average number of fully diluted shares
    outstanding...............................       2,054,762    2,060,795     2,053,428     2,060,759
                                                    ==========    =========     =========     =========
   Earnings per share:
      Primary.................................      $      .57   $      .52    $     1.62     $    1.52
      Fully diluted...........................      $      .57   $      .52    $     1.60     $    1.49
   Dividends paid per share...................      $     .200   $     .167    $      .60     $    .500

   Earnings per share have been restated to reflect stock dividends.

   The accompanying notes are an integral part of the consolidated financial statements.
                                       -3-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)

                                                           Nine Months Ended
                                                            September 30,
                                                            1995       1994


   Operating Activities:
      Net income......................................   $ 3,284      $ 3,068
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       460          393
         Provision for depreciation and amortization..       569          542
         Amortization of goodwill.....................       181          181
         Investment security gains....................      (137)        (380)
         Loans originated for sale....................    (8,784)      (5,112)
         Proceeds from sales of loans.................     6,603        9,144
         Gains on mortgage sales......................      (126)        (182)
         Decrease (increase) in other assets..........      (368)      (6,421)
         Increase in accrued interest payable
          and other liabilities.......................       212          242
           Net cash provided by operating activities..    (4,709)      (7,669)

   Investing Activities:
      Net decrease (increase) in interest-bearing time
       deposits in other banks........................        70         (325)
      Proceeds from sales of investment
       securities.....................................       347          847
      Proceeds from maturities of investment
       securities.....................................    15,272       15,391
      Purchases of investment securities..............      (673)     (19,130)
      Net increase in total loans.....................   (17,955)     (14,632)
      Purchases of premises and equipment.............      (875)      (1,251)
           Net cash used by investing activities......     2,789       (9,956)
   Financing Activities:
      Net increase in total deposits..................    10,389       16,774
      Net increase (decrease) in short-term borrowings    (7,783)       4,794
      Net increase (decrease) in long-term debt.......      ---        (2,000)
      Repayment of subordinated capital notes.........       (15)         (16)
      Cash dividends..................................    (1,218)      (1,013)
      Proceeds from issuance of common stock..........        55          129
           Net cash provided by financing activities..     1,428       18,668

           Increase (decrease) in cash and cash
            equivalents...............................      (492)       1,043


   Cash and cash equivalents at beginning of period...    12,152        9,626
   Cash and cash equivalents at end of period.........   $11,660      $10,669
                                                         =======      =======




   The accompanying notes are an integral part of the consolidated financial statements.

                                      -4-






   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and nine month periods ended September 30, 1995 and 1994.

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


   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at September 30, 1995 and December 31, 1994, were as follows:


                                                           1995


                                                                  Estimated
                                                Amortized           Market
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................     $14,662           $14,643
   Mortgage-backed U.S. government
    agencies................................      39,210            39,024
   Obligations of states and political
    subdivisions............................      26,956            27,424
   Corporate securities.....................       3,516             3,624
   Equity securities........................       3,151             3,828
         Total..............................     $87,495           $88,543
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
                                                ========          ========

                                       -5-













   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:

                                          Nine months ended     Year Ended
                                            September 30,       December 31,
                                                1995               1994

   Balance, January 1..................       $2,069               $1,837
   Provision for loan losses...........          460                  462
   Loan charge-offs....................         (487)                (577)
   Recoveries..........................          164                  347

   Balance, September 30, 1995 and
    December 31, 1994..................       $2,206               $2,069
                                              ======               ======


                   NONPERFORMING LOANS (a) AND OTHER REAL ESTATE


                                            September 30,         December 31,
                                                1995                 1994

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................         $   67               $  152
      Mortgages.......................            392                  114
      Personal installment............            206                   59
      Other...........................              7                    1
                                                  672                  326

   Loans renegotiated with the borrowers         NONE                 NONE

   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................           401                  327
      Mortgages........................           711                  475
      Other............................            93                   30
                                                1,205                  832

   Other real estate...................           375                  338
      Total............................        $2,252               $1,496
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

   Impaired Loans
        The Corporation adopted FAS 114 "Accounting by Creditors for Impairment of a Loan", as amended by FAS 118, on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. For purposes of applying FAS 114, larger groups of smaller-balance loans such as residential mortgage and installment loans are collectively evaluated for impairment. Management has established a smaller-dollar-value threshold of $200,000 for all loans. Loans exceeding this threshold are evaluated in accordance with FAS 114. An insignificant delay or shortfall in the amount of payments, when considered

                                       6



   independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal business delays.

        Management performs periodic reviews of its loans to identify impaired loans. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of FAS 114 did not result in an additional provision for credit losses at January 1, 1995.

        Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When an impaired loan or portion of impaired loan is determined to be uncollectible, the portion deemed uncollectible is charged against the related valuation allowance and subsequent recoveries, if any, are credited to the valuation allowance. The company does not accrue interest on impaired loans. While a loan is considered impaired, cash payments received are applied to principal or interest depending upon management's assessment of the ultimate collectibility of principal and interest.

        At September 30, 1995, the Corporation recorded no investment in impaired loans recognized in accordance with FAS 114 with no related FAS 114 valuation allowance. For the nine month period ended September 30, 1995, the average balance of impaired loans was negligible. The application of FASB 114 has not had any effect on the comparability of the non-performing loan table in footnote 3 between the periods presented. The company recognized no interest on impaired loans on the cash basis.


   4.  Statement of Cash Flows
            Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $1,000,000 and $870,000, and $7,441,000 and $6,409,000 for income taxes and interest, respectively, for each of the nine month periods ended September 30, 1995 and 1994.

            Excluded from the consolidated statements of cash flows for the periods ended September 30, 1995 and 1994 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $225,000 and $165,000, respectively. The company also recorded an increase (decrease) to deferred tax assets totalling $(1,396,000) and $480,000, respectively, relating to the effects of changes in the net unrealized gain
   (loss) on investment securities available for sale.


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

                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first nine months of 1995 was $1,070,000 or 11.8% greater than net interest income after provision for loan losses for the first nine months of 1994. Total interest income increased $2,411,000 or 15.3% during the period while total interest expense increased $1,274,000 or 20.3%. Average earning assets were approximately 5.2% greater during the first nine months of 1995 than the first nine months of 1994. Average loan balances increased 14.6% while average investment securities decreased approximately 8.4% in 1995. Average interest-bearing liabilities increased approximately 5.4%. Management chose to reduce CBI's borrowings in 1995 and fund a significant portion of the increase in loan balances with proceeds from maturities of investment securities. The average yields realized on earning assets approximated 8.3% and 7.8% during the first nine months of 1995 and 1994, respectively. The average costs of interest-bearing liabilities approximated 4.0% and 3.5%, respectively, for the same periods. Net interest margins on a tax equivalent basis approximated 5.2% and 4.9% for the first nine months of 1995 and 1994, respectively. The provision for loan losses charged to income increased 17.0% in 1995. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $2,252,000 and $1,496,000, respectively, as of September 30, 1995 and December 31, 1994. A portion of this increase has been attributed to increased loan volume, and to personnel changes related to the loan collection function which are being addressed by management.

        Total other income for the first nine months of 1995 was $68,000 or 3.8% less than total other income for the first nine months of 1994. Affecting this change were security gains of $137,000 and $380,000 recognized in 1995 and 1994, respectively. Income on insurance premiums increased $135,000 or 45.6% while gains on mortgage sales were $56,000 less in 1995. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. While demand for these products has been lower in 1995 than 1994, a recent modest resurgence has occurred. Typically, the relationship of the volume of loans sold to gains recognized during a period is relatively constant and a larger volume results in increased gains. Loans held for sale as of September 30, 1995 totalled $2,342,000. The market value of these loans approximated book value at that time. Total other expenses for the first nine months of 1995 increased 649,000 or 9.5%. Contributing factors were increases of $412,000 or 13.2% in salaries and employee benefits, $60,000 in net occupancy expense, and $147,000 in other operating expenses. Affecting these increases were two new banking offices located in Hazleton and Rutherford, Pennsylvania.

        The provision for income taxes increased $137,000 for the first nine months of 1995 in comparison to the first nine months of 1994. The effective tax rates approximated 24.5% and 23.2% for the respective periods. A decline in the relationship of tax-free income to taxable income contributed to the 1995 increase.

        The previously described factors contributed to a net increase of $216,000 or 7.0% in net income for the nine month period ended September 30, 1995.

        The significant changes and related causes which occurred during the three month period ending September 30, 1995 were generally consistent with those described for the nine month period ending September 30, 1995. Net interest income after provision for loan losses for the third quarter of 1995 was $3,357,000 and essentiall unchanged from the $3,361,000 realized in the second quarter of 1995. Net interest income after provision for loan losses for the third quarter of 1995 was $175,000 or 5.5% greater than the third quarter of 1994. Net interest income margins on a tax equivalent basis approximated 5.1%, 5.2%, and 5.0%, respectively, for the quarters ended September 30, 1995, June 30, 1995, and September 30, 1994. Investment security gains and gains on mortgage sales increased modestly in the third quarter of 1995 compared to the second quarter of 1995 and the third quarter of 1994. Gains on mortgage sales were $60,000, $48,000 and $31,000, respectively, for the three month periods ending September 30, 1995, June 30, 1995, and September 30, 1994. Investment security gains were $63,000, $38,000, and $59,000 for the three month periods ending September 30, 1995, June 30, 1995, and September 30 1994, respectively.

   Financial Condition

        As of September 30, 1995 cash and due from banks was $492,000 or 4.1% less than it was at December 31, 1994. Affecting this decline was management's continuing effort to better control non-earning assets. As a result of increased loan demand, interest-bearing time deposits in other banks and investment securities decreased $10,776,000 or 10.8% during this same period. The approximate market value of debt securities was $371,000 greater than amortized cost at September 30, 1995. The approximate market value of debt securities was $3,472,000 less than amortized cost at December 31, 1994. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At September 30, 1995 and December 31, 1994, management classified investment securities with amortized costs and market values of $87,495,000 and $88,543,000, and $102,305,000 and $99,249,000, respectively, as available for sale. Gross unrealized gains and losses relating to debt securities approximated $1,280,000 and $909,000, respectively, at September 30, 1995. Net loans increased $17,495,000 or 9.7% from December 31, 1994 to September 30, 1995. Variable rate real estate loans represented approximately $11,000,000 or sixty percent of this increase while most of the remaining increase occurred in consumer loans. The allowance for loan losses approximated 1.10% and 1.14% of net loans at September 30, 1995 and December 31, 1994, respectively. Much of the increase in net premises and equipment of $306,000 related to the new banking offices. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at September 30, 1995 and December 31, 1994 these loans totalled $2,342,000 and $35,000, respectively. Affecting the decrease of $708,000 in accrued interest receivable and other assets was a decline in deferred taxes. These factors contributed to an increase of $7,988,000 or 2.6% in total assets from December 31, 1994 to September 30, 1995.

   Management's Discussion, Continued


        Total deposits increased $10,389,000 or 4.1% from December 31, 1994 to September 30, 1995. All of the increase can be attributed to increases in time deposits. During the first nine months of 1995, the Corporation experienced some movement of funds from savings to time deposits. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities. Management reduced short-term borrowings in 1995 in an attempt to better balance rate sensitive assets and liabilities. At September 30, 1995 long-term debt totalling $7,000,000 was comprised entirely of borrowings from the Federal Home Loan Bank of Pittsburgh at a weighted average interest rate of 6.15%.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 96% as of September 30, 1995.

        As of September 30, 1995 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements. Tier 1 plus tier 2 capital exceeded 17% of risk-weighted assets as of September 30, 1995. Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Corporation to reflect securities available and held for sale at fair value on the balance sheet. Upon adoption, the Corporation classified all investment securities as available for sale and recorded the increase to fair value of $2,246,000, net of applicable income taxes, as a separate component of equity. The increase recorded to stockholders' equity at September 30, 1995 was $691,000, net of applicable income taxes. Management believes that this action is necessary to provide for proper administration of the investment portfolio and can be accommodated by the capitalization of the Corporation.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at September 30, 1995.


   Forward Outlook

        Management is unaware of any regulatory recommendations which, if implemented, would have a material effect on the liquidity, capital resources, or operations of CBI. Strong loan demand is anticipated for the remainder of 1995 and management will continue to carefully evaluate this demand based on the creditworthiness of the borrower and the relative strength of the economy in the Corporation's market.

        The Corporation is anticipating the maintenance of a favorable net interest margin throughout the remainder of 1995.

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

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date      November 10, 1995                  /S/ Thomas L. Miller
                                                    Thomas L. Miller
                                                         Chairman
                                               (Chief Executive Officer)



    Date      November 10, 1995                  /S/ Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)