Form 10-K
period 1995-12-31
COMMUNITY BANKS INC /PA/
filed 1996-03-15
CIK 714710

SECURITIES AND EXCHANGE COMMISSION
          			  Washington, D.C.  20549
				                  Form 10-K
	       ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
		          THE SECURITIES EXCHANGE Act OF 1934

For the fiscal year ended December 31, 1995    Commission file number 0-15786


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

Common Stock, par value $5 per share    NASDAQ National Market System
                                  					(effective February 1, 1996:
				                                   	NASDAQ Small-Cap Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   				      Yes  X         No

As of March 1, 1996, the aggregate market value (based on recent selling prices) of the voting stock of the registrant held by its nonaffiliates (2,109,300 shares) was $55,369,125

Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practical date.

    2,609,947 shares of common stock outstanding on March 1, 1996

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

     The Bank conducts a full service commercial banking business and provides trust services in northern Dauphin County, Northumberland County, western Schuylkill County, and southern Luzerene County. The Bank currently has eighteen offices. There are 66 offices of commercial banks and savings and loan associations within its market area with which the Bank competes. Deposits of the Bank represent approximately 10% of the total deposits in the market area. The Bank has seven offices in Dauphin County, two offices in Northumberland County, six offices in Schuylkill County, and three offices in Luzerne County. On January 12, 1996, Community Banks, Inc. completed its merger of the Citizens National Bank of Ashland (Citizens). Citizens has three banking offices which are located in Ashland, Gordon, and Lavelle, Pennsylvania. This transaction was accounted for as a pooling of interests.

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

     During 1986 the Bank formed CBLIC to provide credit life insurance to its consumer credit borrowers. Total premiums earned were $423,000 for the year ended December 31, 1995. During 1985 the Bank formed CBI to make investments primarily in equity securities of other banks. Total assets of CBI at December 31, 1995 were $2,895,000.

     The Bank has approximately 199 full and part-time employees and considers its employee relations to be satisfactory.

     Community Banks, Inc. is registered as a bank holding company with the Board of Governors of the Federal Reserve System in accordance with the requirements of the Bank Holding Company Act of 1956. It is subject to regulation by the Federal Reserve Board and the Comptroller of the Currency.

     In 1989, the Federal Reserve Board issued final risk-based capital guidelines for bank holding companies which were phased in through December 31, 1992. The intent of regulatory capital guidelines is to measure capital adequacy based upon the credit risk of various assets and off-balance sheet items. Risk categories, weighted at 0%, 20%, 50% and 100%, are specifically identified. The sum of the results of each such category is then related to the adjusted capital account of the Company. A minimum required capital ratio at December 31, 1995, was 8 percent. The Bank's December 31, 1995 ratio approximated 17%. Subsequently, in August 1990 the board announced approval of capital to total assets (leverage) guidelines. This minimum leverage ratio was set at 4% and would apply only to those banking organizations receiving a regulatory composite 1 rating. Most banking organizations will be required to maintain a leverage ratio ranging from 1 to 2 percentage points above the minimum standard. The Bank's leverage ratio at December 31, 1995, approximated 10.6%. Risk-based capital requirements replace previous capital guidelines which established minimum primary and total capital requirements.

	The following summarizes the Bank's capital adequacy position:

                                       						   Required
			                       Bank               Regulatory Capital
  (in thousands)     December 31, 1995       December 31, 1995

Risk-based capital    $37,888     17.2%       $17,675     8.0%
Leverage ratio
(tier 1 capital)       33,838     10.6%        12,815     4.0%

     Statistical Data:

     Pages 19 through 21 of the Community Banks, Inc. Annual report to stockholders dated December 31, 1995 contain information concerning:

     Financial Highlights

     Average Balances, Effective Interest Differential, and Interest Yields
          	for the three years ended December 31, 1995.

     Rate/Volume Analysis for the two years ended December 31, 1995.

     Appendix A attached to Part I contains information concerning:

     Return on Equity and Assets for the five years ended December 31, 1995.

     Amortized cost and Estimated Market Values of Investment Securities as
	           of December 31, 1995, 1994, and 1993.

     Maturity Distribution of Securities as of December 31, 1995 (Market
           	Value).

     Loan Account Composition as of December 31, 1995, 1994, 1993, 1992, and
	           1991.

     Maturities and Sensitivity to Changes in Interest Rates for Commercial,
           	Financial, and Agricultural Loans as of December 31, 1995.

     Nonperforming Loans as of December 31, 1995, 1994, 1993, 1992, and 1991.

     Loan Loss Experience for the five years ended December 31, 1995.

     Loans Charged Off and Recovered for the five years ended December 31,
           	1995.

     Allowance for Loan Losses as of December 31, 1995, 1994, 1993, 1992, and
	           1991.

     Maturity Distribution of Time Deposits over $100,000 as of December 31,
	           1995.

     Interest Rate Sensitivity as of December 31, 1995.

     Item 2.  Properties:


     The Bank owns no real property except through its subsidiary bank, CBNA which owns the following buildings: 150 Market Street, Millersburg, Pennsylvania (its corporate headquarters); 13-23 South Market Street, Elizabethville, Pennsylvania; 3679 Peters Mountain Road, Halifax, Pennsylvania; 906 N. River Road, Halifax, Pennsylvania; 800 Peters Mountain Road, Dauphin, Pennsylvania; Main and Market Streets, Lykens, Pennsylvania; Route 209, Porter Township, Schuylkill County, Pennsylvania; 29 E. Main Street, Tremont, Schuylkill County, Pennsylvania; Second and Carroll Streets, St. Clair, Schuylkill County, Pennsylvania; R.D. 3, Mill Creek Manor, Pottsville, Schuylkill County, Pennsylvania; 300 East Independence Street, Shamokin, Northumberland County, Pennsylvania; Route 61, R.D. 1, Orwigsburg, Schuylkill County, Pennsylvania; One South Arch Street, Milton, Northumberland County, Pennsylvania; and 4 West Broad Street, Hazleton, Luzerne County, Pennsylvania. In addition thereto, CBNA leases an office at Main Street, Pillow, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2008. Also, the Bank leases offices at Route 93, Conyngham, Luzerne County, Pennsylvania; 77 Airport Road, Hazleton, Luzerne County, Pennsylvania; 6700 Derry Street, Rutherford, Dauphin County, Pennsylvania; and 702 West Main Street, Valley View, Schuylkill County, Pennsylvania. From time to time, the subsidiary bank also acquires real estate by virtue of foreclosure proceedings, which real estate is disposed of in the usual and ordinary course of business as expeditiously as is prudently possible.

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


Item 4.  Submission of Matters to a Vote of Security Holders:

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                                       								APPENDIX A



RETURN ON EQUITY AND ASSETS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992, and 1991
                           				       1995         1994         1993         1992        1991
Return on average equity              13.10%       13.63%       13.85%       13.61%      10.81%

Return on average assets               1.41%        1.40%        1.41%        1.36%       1.05%

Average equity to average assets      10.76%       10.23%       10.16%       10.01%       9.70%

Dividend payout ratio                 36.68%       34.24%       32.10%       30.88%      35.08%


                                                       								APPENDIX A
							                                                       	Continued


AMORTIZED COST AND ESTIMATED VALUES OF INVESTMENT
SECURITIES
(dollars in thousands)
AT DECEMBER 31, 1995, 1994, and 1993

						                                                1995                     1994                     1993
							                                      Estimated                Estimated                Estimated
					                                        Amortized     Market     Amortized     Market     Amortized     Market
                                          						Cost       Value         Cost       Value         Cost       Value
Mortgage backed U.S. Government agencies     $ 37,601    $ 37,825     $ 43,926     $41,900     $ 58,764    $ 59,444
U.S. Treasury and U.S. Government agencies     14,732      14,842       18,807      17,832        4,192       4,312
Obligations of states and political sub-
   divisions                                   26,379      27,048       33,185      32,733       32,216      33,805
Other securities                                6,757       7,824        6,387       6,784        6,204       7,218
   Total                                     $ 85,469    $ 87,539     $102,305     $99,249     $101,376    $104,779



COMMUNITY BANKS, INC. and SUBSIDIARIES
MATURITY DISTRIBUTION OF SECURITIES (Market Value)
(dollars in thousands)
as of December 31, 1995


                                           						   One            Five                                             Weighted
				                                  Within      Through        Through        After                 Average       Average
				                                 One Year   Five Years     Ten Years    Ten Years     Total      Maturity      Yield<F1> (a)
U.S. Government and agencies          $  110       $31,449       $10,398      $10,710     $52,667    7 yr.  3 mos.   6.84%
Obligations of states and political
   subdivisions                        1,956        13,697        11,143          252      27,048    5 yr.  3 mos.   8.16%
Other                                  6,764         1,060           ---          ---       7,824    1 yr. 11 mos.   5.76%

    Total                             $8,830       $46,206       $21,541      $10,962     $87,539    6 yr.  2 mos.   7.15%

Percentage of total                   10.1%        52.8%         24.6%        12.5%       100.0%

Weighted average yield <F1>           6.72%        6.60%         8.36%        7.43%        7.15%

<F1> Weighted average yields were computed on a tax equivalent basis using a federal income tax rate of 34%.

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

                                                     								APPENDIX A
								                                                     Continued

LOAN ACCOUNT COMPOSITION
(dollars in thousands)
as of December 31

									                                    1995            1994             1993            1992              1991
                             									  Amount  Percent Amount  Percent   Amount Percent  Amount  Percent  Amount  Percent
Commercial, financial and agricultural  $ 37,774  17.5%  $ 31,227  16.4%  $ 26,990  16.2%  $ 20,818  13.2%  $ 21,625  13.5%
Real estate-construction                   3,283   1.5      3,354   1.8      1,573    .9      1,796   1.1      1,916   1.2
Real estate-mortgage                     112,190  51.9    103,851  54.4     89,116  53.2     84,389  53.3     81,245  51.0
Personal-installment                      56,793  26.3     46,342  24.3     43,193  25.8     43,774  27.6     45,911  28.8
Other                                      6,012   2.8      6,018   3.1      6,549   3.9      7,572   4.8      8,741   5.5
					 216,052 100.0%   190,792 100.0%   167,421 100.0%   158,349 100.0%   159,438 100.0%

Less:
   Unearned discount                    (11,067)          (8,522)          (7,389)          (7,708)          (7,860)
   Reserve for loan losses               (2,280)          (2,069)          (1,837)          (1,589)          (1,467)
					$202,705         $180,201         $158,195         $149,052         $150,111


The Corporation's loan activity is principally with customers located within the local market area. The Corporation continues to maintain a diversified loan portfolio and has no significant loan concentration in any economic sector. Increased loan demand in 1995 resulted in increases in commercial, financial, and agricultural; real estate; and personal installment loan balances of 21%, 8%, and 23%, respectively. Commercial, financial and agricultural loans represented 17.5% of total loans at December 31, 1995 and consist principally of commercial lending secured by financial assets of businesses including account receivables, inventories and equipment, and, in most cases, include liens on real estate. Real estate construction and mortgage loans are primarily 1 to 4 family residential loans secured by residential properties within the bank's market area. Personal-installment loans comprised 26.3% of total loans at December 31, 1995 and consist principally of secured loans for items such as automobiles, property improvement, household and other consumer goods. The Corporation continues to sell fixed rate mortgages in the secondary market to avoid associated interest rate risk. Historically, relative credit risk of commercial, financial, and agricultural loans has generally been greater than that of other types of loans.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST
RATES FOR COMMERCIAL, FINANCIAL AND AGRICULTURAL AND REAL ESTATE - CONSTRUCTION LOANS
(dollars in thousands)
as of December 31, 1995

                                     						 Maturity Distribution

                                   One Year      One to      Over Five
				                               Or Less      Five Years     Years     Total

Commercial, Financial and
   agricultural                    $15,209      $17,114       $5,451   $37,774
Real estate-construction             3,283          ---          ---     3,283
                            				   $18,492      $17,114       $5,451   $41,057



Interest Sensitivity

                             				   Variable        Fixed        Total

Due in one year or less             $15,484        $3,008       $18,492
Due after one year                   22,148           417        22,565

                            				    $37,632        $3,425       $41,057

                                                      								APPENDIX A
							                                                      	Continued


NONPERFORMING LOANS<F1>
(dollars in thousands)
as of December 31


	                                  				      1995         1994          1993         1992          1991
Loans past due 90 days or more:
Commercial, financial and agricultural      $  120       $  152        $    9       $  196        $  331
Mortgages                                      197          114            87          544           361

Personal installment                           145           59            99          121           226
Other                                            0            1             9           10             4
 .                                  					       462          326           204          871           922

Loans renegotiated with the borrowers         NONE         NONE          NONE         NONE          NONE

Loans on which accrual of interest has
 been discontinued:
Commercial, financial and agricultural         415          327            50           64           158
Mortgages                                      934          475           809          539           169
Other                                           99           30            59           77           102
 .                                  					     1,448          832           918          680           429

Other real estate owned                        302          338           366          145           631

Total                                       $2,212       $1,496        $1,488       $1,696        $1,982

<F1> The determination to discontinue the accrual of interest on nonperforming loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

The approximate amount that would have been accrued on those loans for which interest was discontinued in 1995 was $108,000. Interest income from these loans would have approximated $77,000 in 1994.

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

                                                        								APPENDIX A
						                                                        		Continued

LOAN LOSS EXPERIENCE

(dollars in thousands)

For the years ended December 31, 1995, 1994, 1993, 1992, and 1991

 .                                        						 1995        1994        1993        1992        1991
Loans at year-end, net of unearned income     $204,985    $182,270     $160,032    $150,641    $151,578

Average loans balance <F1>                    $196,138    $170,945     $159,976    $152,049    $151,900

Balance, allowance for loan losses,
      January 1                               $  2,069    $  1,837     $  1,589    $  1,467    $  1,307

Net charge-offs <F2>                              (501)       (230)        (454)       (561)       (577)

Provision for loan losses                          712         462          702         683         737


Balance, allowance for loan losses,
     December 31 <F2>                         $  2,280    $  2,069     $  1,837    $  1,589    $  1,467

Net charge-offs to loans at year end              .24%        .13%         .28%        .37%        .38%

Net charge-offs to average loans <F1>             .26         .13          .28         .37         .38

Balance of allowance for loan losses
     to loans at year end                        1.11        1.14         1.15        1.05         .97

<F1> Averages are a combination of monthly and daily averages.

<F2> For detail, see Schedule of Loans Charged Off and Recovered.

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

As discussed in the Corporation's Annual Report, the Corporation adopted SFAS 114, as amended by SFAS 118, on January 1, 1995. The adoption of SFAS 114 did not result in any additional provision for loan losses.

The provision for loan losses totalled $712,000 for the year ended December 31, 1995 compared to $462,000, $702,000, $683,000, and $737,000 for the years ended December 31, 1994, 1993, 1992, and 1991, respectively. The relationship of the allowance for loan losses to loans at year end approximated 1.11% compared to ratios of .97% to 1.15% for the previous four years. In reviewing the adequacy of the allowance for loan losses, management considered the relationship of nonaccrual loans, other real estate owned, and accruing loans contractually past due 90 days or more to total assets. This relationship approximated .69%, .49%, .52%, .62%, and .80%, at year-end 1995, 1994, 1993,
1992, and 1991, respectively.


 .                                                      								APPENDIX A,
 .                                                      								Continued


LOANS CHARGED OFF AND RECOVERED
(dollars in thousands)
for the years ended December 31, 1995, 1994, 1993, 1992, and 1991


 .                                         						    1995          1994         1993        1992        1991
Loans charged off:
   Commercial, financial and agricultural            ---           ---          ---        $ 63        $113
   Real estate-mortgage                             $105          $ 82         $149         181           6
   Personal installment                              561           396          472         432         541
   Other                                              78            99           66          59          34
Total                                                744           577          687         735         694

Loans recovered:
   Commercial, financial and agricultural            ---           ---          ---           6           4
   Real estate-mortgage                               29            83           77           4          --
   Personal installment                              199           231          142         154         112
   Other                                              15            33           14          10           1
      Total                                          243           347          233         174         117
 .      	 Net charge-offs                            $501          $230         $454        $561        $577



ALLOCATION OF
ALLOWANCE FOR LOAN LOSSES <F1>
(dollars in thousands)
as of December 31

 .                                         						       1995        1994         1993            1992        1991
Loans:
   Commercial, financial and agricultural            $  315       $  399       $   500        $  601      $  562
   Real estate-construction                              --            1           ---            16          15
   Real estate-mortgage                                 611          311           225           477         386
   Installment                                          566          527           489           405         405
   Unallocated                                          788          831           623            90          99
Balance                                              $2,280       $2,069        $1,837        $1,589      $1,467

<F1> See Schedule "Loan Account Composition" for the percent of loan classification to total loans.

MATURITY DISTRIBUTION OF TIME
DEPOSITS OF $100,000 OR MORE
(dollars in thousands)
as of December 31, 1995

Remaining to Maturity:
   Less than three months                     $ 1,580
   Three months to six months                   1,937
   Six months to twelve months                  2,350
   More than twelve months                      4,621
 .                                  					      $10,488


 .                                                      								APPENDIX A
 .                                                       							Continued

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

The negative GAP between the Bank's interest-earning assets and interest-bearing liabilities maturing or repricing within one year approximated 0.6% of total assets at December 31, 1995.

Significant maturity/repricing assumptions include the presentation of all savings and NOW accounts as being 100% interest rate sensitive. Equity securities are reflected in the shortest time interval. Assumed paydowns on mortgage-backed securities and loans have also been included in all time intervals.

The following table sets forth the scheduled repricing or maturity of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1995.


Interest Rate Sensitivity
At December 31, 1995                   1-90       90-180      180-365     1 year     Total
Dollars in thousands                   days        days         days     or more
Assets
Interest-bearing deposits in
 other banks                        $   334     $  100          ---         ---   $    434
Investment securities                 4,771        757     $  3,302    $ 78,709     87,539
Federal funds sold                      ---        ---          ---         ---        ---
Loans, net of unearned income<F1>    65,485     86,935       12,584      39,981    204,985
Loans held for sale                   2,233        ---          ---         ---      2,233
Total                               $72,823    $87,792      $15,886    $118,690   $295,191

Liabilities
Savings                             111,818        ---          ---         ---   $111,818
Time                                 24,308     17,797       17,505      66,967    126,577
Time in denominations of
 $100,000 or more                     1,580      1,937        2,350       4,621     10,488
Short-term borrowings                 1,016        ---          ---         ---      1,016
Long-term debt                          ---        ---          ---       7,000      7,000
Total                              $138,722    $19,734      $19,855     $78,588   $256,899

Interest Sensitivity Gap
Periodic                           $(65,899)   $68,058      $(3,969)     $40,102
Cumulative                                       2,159       (1,810)      38,292

<F1>Does not include nonaccrual loans.

					     PART II

Item 5.  Market for Registrant's Common Stock and
	 Related Stockholder Matters:

	 Incorporated by reference is the information appearing under the heading "Market for the Holding Company's Common Stock and Related Securities Holder Matters" on page 3 of the Annual Report to Stockholders for the year ended December 31, 1995 (hereafter referred to as the "Annual Report").

Item 6.  Selected Financial Data:

	 Incorporated by reference is the information appearing under the heading "Financial Highlights" on page 19 of the Annual Report.

Item 7.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations:

	 Incorporated by reference is the information appearing under the headings "Rate/Volume Analysis"; "Average Balances, Effective Interest Differential and Interest Yields"; and "Management's Discussion of Financial Condition and Results of Operations" on pages 20 through 24 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data:

	 The consolidated financial statements, together with the report thereon of Coopers & Lybrand L.L.P. dated January 13, 1996, are incorporated by reference to pages 6 through 19 of the Annual Report.

Item 9.  Disagreements on Accounting and Financial Disclosures:

	 None.

 .                    					    PART III

Item 10.  Directors and Executive Officers of the Registrant:

	  The following table sets forth the name and age of each director of Community Banks, Inc. as well as the director's business experience, including occupation for the past 5 years, the period during which he has served as a director of the Bank, or its wholly-owned subsidiary, Community Banks, N.A. (Formerly Upper Dauphin National Bank), and the number and percentage of outstanding shares of Common Stock of the Bank beneficially owned by said directors as of December 31, 1995.

 .                                                     								    Percentage
 .              	    Business Experience              Amount and      of
 .              	    Including Principal              Nature of    Outstanding
 .              	    Occupation for the    Director   Beneficial   Common Stock
Name and Age         Past Five Years      Since (1)  Ownership(2)     Owned

Thomas L. Miller       Chairman of Bank        1966      20,973 (12)   1.03%
    Age 63

Kenneth L. Deibler     Self-Employed           1966      19,663 (3)     .97%
    Age 73                Insurance Broker
			  Elizabethville, PA

Leon E. Kocher         Chairman of the Board,  1963      15,705         .77%
    Age 83                Kocher Enterprise, Inc.
			  Millersburg, PA

Ernest L. Lowe         President of Bank       1990      11,127 (11)    .55%
    Age 59

Robert W. Rissinger    Sec./Treasurer          1968     137,020 (4)    6.75%
    Age 69                Alvord Polk Tool Co.                  (5)
			  (cutting tools)
			  Engle Rissinger Auto Group
			  Millersburg, PA

Allen Shaffer          Attorney-at-Law         1961      24,613 (9)    1.21%
    Age 70                Millersburg and
			  Harrisburg, PA

William C. Troutman    President,              1968      84,065 (6)    4.14%
    Age 80                The A. W. Troutman Co.
			  (automobile dealership)
			  Millersburg, PA

James A. Ulsh          Attorney-at-Law         1977       8,839         .44%
    Age 49                Mette, Evans &
			  Woodside
			  Harrisburg, PA

Samuel E. Cooper       Superintendent,         1991       1,067         .05%
    Age 62                Warrior Run
			  School District
			  Turbotville, PA

 .								                                                         Percentage
 .             		     Business Experience              Amount and      of
 .             		     Including Principal              Nature of   Outstanding
 .             		     Occupation for the    Director   Beneficial  Common Stock
Name and Age           Past Five Years     Since (1)  Ownership(2)   Owned

Ronald E. Boyer        President,              1981      11,449(7)     .56%
    Age 58                Alvord-Polk Tool Co.
			  (manufacturing of
			  cutting tools)
			  Millersburg, PA

Peter DeSoto           President,              1981      23,479       1.16%
    Age 56                Metal Industries, Inc.
			  (manufacturing of metal
			  products)
			  Elizabethville, PA

Thomas W. Long         President,              1981      12,521 (8)    .62%
    Age 66                Millersburg Hardware
			  Millersburg, PA

Donald L. Miller       President, Miller Bros. 1981      50,797       2.50%
    Age 66                Dairy
			  Millersburg, PA

Ray N. Leidich         Dentist                 1985      38,948(10)   1.92%
    Age 67                Tremont, PA


(1)  Includes service as a director of CBNA (formerly Upper Dauphin National
Bank), a wholly-owned subsidiary of the bank, prior to 1983 and service as a director of the bank after 1983.

(2) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after December 31, 1995. Beneficial ownership may be disclaimed as to certain of the securities.

(3)  Includes 1,497 shares owned by Mr. Deibler's grandchildren.

(4) Includes 3,363 shares owned by Alvord-Polk Tool Co., Inc. the stock of which is held 50% by Robert Rissinger and 50% by Ronald E. Boyer.

(5) Includes 7,493 shares owned by Engle Ford, Inc., 372 shares owned by Mr. Rissinger's spouse, Shirley Rissinger, and 4,133 shares owned by Engle Ford, Inc. Profit Sharing Plan in which Mr. Rissinger is Co-Trustee.

(6) Includes 18,703 shares owned by Mr. Troutman's spouse, Dorothy Troutman and 5,295 shares owned by W.C. Troutman Co.

(7) Includes 3,363 shares owned by Alvord-Polk Tool Co., Inc., the stock of which is held 50% by Robert W. Rissinger and 50% by Ronald E. Boyer, and 134 shares owned by Mr. Boyer's wife, Judith Boyer.

(8)  Includes 7,416 shares owned by the Trust of Mr. Long's mother, Leah Long.

(9)  Includes 4,198 shares owned by Mr. Shaffer's Pension Plan.

(10)  Includes 19,474 shares owned by Dr. Leidich's wife, Dolores Leidich.

(11) Includes 99 shares owned by Mr. Lowe's wife, Barbara and 62 shares owned by Mr. Lowe's children and incentive stock options to acquire 9,999 shares.

(12)  Includes incentive stock options to acquire 17,299 shares.

(13)  Includes incentive stock options to acquire 5,880 shares.

(14) Includes incentive stock options to acquire 3,160 shares and 101 shares registered to Mr. Lawley for his minor children.

(15)  Includes incentive stock options to acquire 1,440 shares.


Compliance with Section 16(a) of Securities Exchange Act

	 In 1995, to the knowledge of CBI, all Executive Officers and directors timely filed all reports with the Securities Exchange Commission, except for Terry L. Burrows, who filed a Form 4 in an untimely manner.

	 None of the directors or nominee directors are directors of other companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.


Executive Officers:

	 The following table sets forth the executive officers of Community Banks, Inc., their ages, their positions with Community Banks, Inc. and the beneficial ownership (as determined in accordance with the rules and regulations of the Securities and Exchange Commission) of Common Stock of the Bank by each of such persons as of December 31, 1995.


 .                    			    Amount and                             Percentage
 .             		       Principal Occupation            Nature of       of
 .             		       for the Past Five               Beneficial  Outstanding
Name and Age                   Years           Term(1) Ownership(2)Common Stock

Thomas L. Miller    Chairman & Chief Executive  1966    20,973 (12)  1.03%
   Age 63              Officer

Ernest L. Lowe      President,                  1985    11,127 (11)   .55%
   Age 59              Chief Operating Officer

David E. Hawley     Executive Vice President,   1975     6,002 (13)   .30%
   Age 57                 Corporate Property Officer

Robert W. Lawley    Executive Vice President,   1980     3,291 (14)   .16%
   Age 41                 Chief Lending Officer

Terry L. Burrows    Executive Vice President,   1977     7,024 (15)   .35%
   Age 47                 Chief Financial Officer


(1)  Initial year employed in this capacity.

The following is all shares beneficially owned by all directors and executive officers of the Bank as a group:


Amount and Nature
of Beneficial
Ownership

 .                                     								Percent
		   Title of Class     Direct     Indirect   of Class

			  Common          366,465    110,118     23.48%


Item 11.  Executive Compensation:

	  Information regarding executive compensation is omitted from this report as the holding company has filed a definitive proxy statement for its annual meeting of shareholders to be held April 16, 1996; and the information included therein with respect to this item is incorporated herein by reference.


Pension Plan:

	  The Bank maintains a pension plan for its employees. An employee becomes a participant in the pension plan on January 1 or July 1 after completion of one year of service (12 continuous months) and attainment of the age 21 years. The cost of the pension is actuarially determined and paid by the Bank. The amount of monthly pension is equal to 1.15% of average monthly pay up to $650, plus .60% of average monthly pay in excess of $650, multiplied by the number of years of service completed by an employee. Average monthly pay is based upon the 5 consecutive plan years of highest pay preceding retirement. The maximum amount of annual compensation used in determining retirement benefits is $150,000. A participant is eligible for early retirement after attainment of the age of 60 years and the completion of 5 years of service. The early retirement benefit is the actuarial equivalent of the pension accrued to the date of early retirement. Thomas
L. Miller and Ernest L. Lowe have been credited with 37 and 11 years of service, respectively, under the pension plan as of December 31, 1995.

	  The amounts shown on the following table assume an annual retirement benefit for an employee who chose a straight-line annuity and who is presently 50 years old and who will retire at the age of 65 years.

Remuneration

Years of
Service   $35,000  $55,000  $75,000  $95,000   $115,000  $135,000   $150,000   $175,000   $195,000   $225,000
15       $ 8,486  $13,736  $18,986  $24,236    $29,486   $34,736    $38,763    $38,763    $38,763    $38,673
20       $11,314  $18,314  $25,314  $32,314    $39,314   $46,316    $51,564    $51,564    $51,564    $51,564
25       $14,143  $22,893  $31,643  $40,393    $49,143   $57,893    $64,455    $64,455    $64,455    $64,455
30       $16,971  $27,471  $37,971  $48,471    $58,971   $69,471    $77,346    $77,346    $77,346    $77,346
35       $19,800  $32,050  $44,300  $56,550    $68,800   $81,050    $90,237    $90,237    $90,237    $90,237
40       $22,138  $35,778  $49,418  $63,058    $76,698   $90,338   $100,568   $100,568   $100,568   $100,568

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


Item 12.  Security Ownership of Certain Beneficial
	  Owners and Management:

	  Refer to Item 10 on pages 13 through 16.

Item 13.  Certain Relationships and Related Transactions:

	 (a)  Transactions with Management and Others

	 Incorporated by reference is the information appearing in Note 12 (Related Parties) of Notes to Consolidated Financial Statements on page 15 of the Annual Report.

	 (b)  Certain Business Relationships

	 Allen Shaffer, a director of the Bank, is an attorney practicing in Harrisburg and Millersburg, Pennsylvania, who has been retained in the last two fiscal years by the Bank and who the Bank proposes to retain in the current fiscal year. James A. Ulsh, a director of the Bank, is a shareholder/ employee of the law firm of Mette, Evans & Woodside, Harrisburg, Pennsylvania which the Bank has retained in the last two fiscal years and proposes to retain in the current fiscal year. Thomas J. Carlyon, a director of CBNA, is a partner in the law firm of Carlyon & McNelis, Hazleton, Pennsylvania, which CBI has retained in the last fiscal year and proposes to retain in the current fiscal year.

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

						  PART IV


Item 14.  Exhibits, Financial Statements Schedules and
	  Reports on Form 8-K:

 .                                						      Reference (page)
 .                                         							       Annual
 .                                   					      Form     Report to
 .                                   					      10-K    Shareholders

(a) (1)   Consolidated Financial Statements
	  Report of Independent Public
	     Accountants                               --          19

	  Balance Sheets as of December 31, 1995
	     and 1994                                  --           6

	  Statements of Income for each of the three
	     years ended December 31, 1995             --           7

	  Statements of Changes in Stockholders'
	     Equity for each of the three years ended
	     December 31, 1995                         --           8

	  Statements of Cash Flows for each of the
	     three years ended December 31, 1995       --           8

	  Notes to Financial Statements                --         9-18


All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule.

(3)   Exhibits

      (3) Articles of Incorporation and By-Laws. Incorporated Registration by reference to the Proxy Statements dated April 14, 1987 and April 12, 1988 and Amendment 2 to Form S-2 dated May 13, 1987.

      (13) Portions of the Annual Report to Security Holders incorporated by reference within this document is filed as part of this report.

      (21) Subsidiaries of the Registrant (see Item 1, pages 2 and 3).


(b) The registrant did not file on Form 8-K during the Fourth quarter of the Fiscal year ended December 31, 1995.

			      CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Community Banks, Inc. on Form S-8 (File No. 0-15786 and File No. 33-24908) of our report, dated January 13, 1996 on our audits of the consolidated financial statements of Community Banks, Inc. as of December 31, 1995 and 1994, and for each of the years ended December 31, 1995, 1994, and 1993, which report is incorporated by reference in this Annual Report on Form 10-K.

 .                                					      /S/ Coopers & Lybrand, L.L.P.

One South Market Square
Harrisburg, Pennsylvania
March 11, 1996

 .                                    Signatures

	       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				                             Community Banks, Inc.

			                                   By:/S/  Thomas L. Miller
				                                         (Thomas L. Miller)
				                                              Chairman
			                                       Chief Executive Officer
				                                            and Director

     Date:  March 6, 1996

	       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	    Signature                Title                      Date

     /S/  Terry L. Burrows      Ex. Vice President and         3/6/96
	 (Terry L. Burrows)     Principal Financial Officer

     /S/ Samuel E. Cooper       Director                       3/6/96
	(Samuel E. Cooper)

     /S/  Kenneth L. Deibler    Director                       3/6/96
	 (Kenneth L. Deibler)

     /S/    Peter Desoto        Director                       3/6/96
	   (Peter DeSoto)

     /S/   Ray N. Leidich       Director                       3/6/96
	  (Ray N. Leidich)

     /S/  Ernest L. Lowe        Director                       3/6/96
	 (Ernest L. Lowe)

     /S/  Allen Shaffer      _  Director                       3/6/96
	 (Allen Shaffer)

     /S/  James A. Ulsh      _  Director                       3/6/96
	 (James A. Ulsh)