Form 10-Q
period 1996-03-31
COMMUNITY BANKS INC /PA/
filed 1996-05-14
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                       For the Quarter Ended March 31, 1996


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




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                                   Yes  X     No

                Number of Shares Outstanding as of March 31, 1996.

      CAPITAL STOCK-COMMON                                    2,610,397
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

     Notes to Consolidated Financial Statements........................5-8

     Management's Discussion and Analysis of Financial
        Condition and Results of Operation.............................9-11



     Part II

     Other information and Signatures..................................12











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month periods ending March 31, 1996 and 1995.


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





































   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                                 March 31,        December 31,
                                                   1996               1995


   ASSETS

   Cash and due from banks...................     $ 15,851         $ 14,870
   Interest-bearing time deposits in other
      banks..................................        1,029              434
   Investment securities, available for sale
      (market value).........................      118,894          117,426
   Federal funds sold........................        6,400            2,215
   Loans.....................................      245,605          243,308
   Less:  Unearned income....................      (10,986)         (11,671)
          Allowance for loan losses..........       (2,614)          (2,574)
          Net loans..........................      232,005          229,063
   Premises and equipment, net...............        7,913            7,657
   Goodwill..................................        1,328            1,388
   Other real estate owned...................          287              302
   Loans held for sale.......................        2,510            2,206
   Accrued interest receivable and other
      assets.................................        6,466            6,261

      Total assets...........................     $392,683         $381,822
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 28,056         $ 28,337
      Savings................................      145,881          133,004
      Time...................................      150,334          150,908
      Time in denominations of $100,000 or
       more..................................       11,707           11,848
      Total deposits.........................      335,978          324,097
   Short-term borrowings.....................          807            1,016
   Long-term debt............................        7,000            7,000
   Accrued interest payable and other
      liabilities............................        3,021            3,709

      Total liabilities......................      346,806          335,822


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 5,000,000
      shares authorized; 2,614,304 and
      2,611,409 shares issued in 1996 and
      1995, respectively.....................       13,071           13,057
   Surplus...................................        8,408            8,381
   Retained earnings.........................       23,771           22,951
   Net unrealized gain on investment
    securities available for sale, net of tax          680            1,664
   Less:  Treasury stock of 3,907 shares at
      cost...................................          (53)             (53)
      Total stockholders' equity.............       45,877           46,000
      Total liabilities and stockholders'
       equity................................     $392,683         $381,822
                                                  ========         ========

   All periods reflect the combined data of Community Banks, Inc. and the Citizens' National Bank of Ashland.

   The accompanying notes are an integral part of the consolidated financial statements.

   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)


                                                        Three Months Ended
                                                             March 31
                                                          1996       1995
   Interest income:
   Interest and fees on loans.................      $    5,529   $    4,813
   Interest and dividends on investment
    securities:
        Taxable...............................           1,359        1,469
        Exempt from federal income tax........             442          576
   Other interest income......................              93           36
        Total interest income.................           7,423        6,894

   Interest expense:
   Interest on deposits:
        Savings...............................             760          780
        Time..................................           2,053        1,667
        Time in denominations of $100,000 or
         more.................................             155          144
   Interest on short-term borrowings and
    long-term debt............................             114          177
       Total interest expense.................           3,082        2,768
        Net interest income...................           4,341        4,126
   Provision for loan losses..................             202          122
   Net interest income after provision
         for loan losses......................           4,139        4,004

   Other income:
        Trust department income...............              67           47
        Service charges on deposit accounts...             220          197
        Other service charges, commissions
         and fees.............................              45           74
        Investment security gains ............             147           36
        Income on insurance premiums..........             133          128
        Gains on mortgage sales...............             ---           18
        Other income..........................              32           27
             Total other income...............             644          527

   Other expenses:
        Salaries and employee benefits........           1,507        1,343
        Net occupancy expense.................             471          371
        Operating expense of insurance
          subsidiary..........................              87          102
        Other operating expense...............             975        1,046
             Total other expense..............           3,040        2,862
             Income before income taxes.......           1,743        1,669
   Provision for income taxes.................             397          396
             Net income.......................      $    1,346   $    1,273
                                                    ==========   ==========
   Average number of fully diluted shares
    outstanding...............................       2,897,851    2,892,380
                                                    ==========    =========
   Earnings per share:
      Primary.................................      $      .47   $      .45
      Fully diluted...........................      $      .46   $      .44
   Dividends paid per share...................      $      .18   $      .17

   Per share data has been adjusted to reflect a 10 percent stock dividend payable May 30, 1996.

   All periods reflect the combined data of Community Banks, Inc. and the Citizens' National Bank of Ashland.

   The accompanying notes are an integral part of the consolidated financial statements.
                                       -3-



   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)

                                                          Three Months Ended
                                                               March  31,
                                                            1996       1995


   Operating Activities:
      Net income......................................   $ 1,346      $ 1,273
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       202          122
         Provision for depreciation and amortization..       225          225
         Amortization of goodwill.....................        60           60
         Investment security gains....................      (147)         (36)
         Loans originated for sale....................      (304)        (620)
         Proceeds from sales of loans.................       ---       (1,258)
         Gains on mortgage sales......................       ---          (18)
         Decrease (increase) in other assets..........      (205)         208
         Increase (decrease) in accrued interest
          payable and other liabilities...............      (181)          46
           Net cash provided by operating activities..       996            2

   Investing Activities:
      Net decrease (increase) in interest-bearing time
       deposits in other banks........................      (595)          64
      Proceeds from sales of investment
       securities.....................................       408          112
      Proceeds from maturities of investment
       securities.....................................     4,920        6,046
      Purchases of investment securities..............    (8,140)      (1,583)
      Net increase in total loans.....................    (3,129)      (2,953)
      Purchases of premises and equipment.............      (481)        (299)
           Net cash used by investing activities......    (7,017)       1,387
   Financing Activities:
      Net increase in total deposits..................    11,881        5,675
      Net decrease in short-term borrowings...........      (209)      (6,741)
      Repayment of subordinated capital notes.........       ---          (15)
      Cash dividends..................................      (526)        (496)
      Proceeds from issuance of common stock..........        41           48
           Net cash provided by financing activities..    11,187       (1,529)

           Increase (decrease) in cash and cash
            equivalents...............................     5,166         (140)


   Cash and cash equivalents at beginning of period...    17,085       15,105
   Cash and cash equivalents at end of period.........   $22,251      $14,965
                                                         =======      =======


   All periods reflect the combined data of Community Banks, Inc. and the Citizens' National Bank of Ashland.

   The accompanying notes are an integral part of the consolidated financial statements.

   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month periods ended March 31, 1996 and 1995.

             The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on page 9 of the 1995 Annual Report to shareholders, except for the adoption of Statements of Financial Accounting Standards No. 114 and 118 effective January 1, 1995, which had no impact on the provision for loan losses or the allowance for loan losses.


   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at March 31, 1996 and December 31, 1995, were as follows:


                                                           1996


                                                                  Estimated
                                                Amortized           Market
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 37,713          $ 37,712
   Mortgage-backed U.S. government
    agencies................................      39,968            39,611
   Obligations of states and political
    subdivisions............................      33,152            33,643
   Corporate securities.....................       3,923             4,015
   Equity securities........................       3,108             3,913
         Total..............................    $117,864          $118,894
                                                ========          ========


                                                           1995

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 27,719          $ 28,031
   Mortgage-backed U.S. government
    agencies................................      45,888            46,153
   Obligations of states and political
    subdivisions............................      34,067            34,941
   Corporate securities.....................       3,990             4,123
   Equity securities........................       3,241             4,178
         Total..............................    $114,905          $117,426
                                                ========          ========

   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:

                                          Three months ended    Year Ended
                                              March 31          December 31,
                                                1996               1995

   Balance, January 1..................       $2,574               $2,347
   Provision for loan losses...........          202                  728
   Loan charge-offs....................         (284)                (840)
   Recoveries..........................          122                  339

   Balance, March 31, 1996 and
    December 31, 1995..................       $2,614               $2,574
                                              ======               ======


                   NONPERFORMING LOANS (a) AND OTHER REAL ESTATE


                                              March 31,          December 31,
                                                1996                 1995

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................         $    8               $  120
      Mortgages.......................            162                  558
      Personal installment............            212                  236
      Other...........................             15                  ---
                                                  397                  914

   Loans renegotiated with the borrowers         NONE                 NONE

   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................           199                  415
      Mortgages........................         1,484                1,245
      Other............................           165                   99
                                                1,848                1,759

   Other real estate...................           287                  302
      Total............................        $2,532               $2,975
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

        At March 31, 1996, the Corporation recorded no investment in impaired loans recognized in accordance with FAS 114 with no related FAS 114 valuation allowance. For the three month period ended March 31, 1996, the average balance of impaired loans was negligible. The application of FASB 114 has not had any effect on the comparability of the non-performing loan table in footnote 3 between the periods presented. The company recognized no interest on impaired loans on the cash basis.


   4.  Statement of Cash Flows
            Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $60,000 and $70,000, and $3,243,000 and $2,764,000 for income taxes and interest, respectively, for the three month periods ended March 31, 1996 and 1995.

            Excluded from the consolidated statements of cash flows for the periods ended March 31, 1996 and 1995 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $2,000 for both periods. The company also recorded decreases to deferred tax liabilities and deferred tax assets totalling $354,000 and $727,000, respectively, relating to the effects of changes in the net unrealized gain
   (loss) on investment securities available for sale.


   5.  Merger
            On January 12, 1996, Community Banks, Inc., (Community) completed its merger of Citizens National Bank of Ashland (Citizens). Citizens has three banking offices which are located in Ashland, Gordon, and Lavelle, Pennsylvania. Community issued 578,081 shares of common stock for all of the outstanding common stock of Citizens. This transaction was accounted for as a pooling of interests and combined unaudited financial information is as follows:


                                    Quarter Ended March 31, 1995
                            (dollars in thousands except per share data)

                              Community          Citizens'          Combined

   Interest income             $5,855             $1,039             $6,894
   Interest expense             2,344                424              2,768
   Net interest income          3,511                615              4,126
   Loan loss provision            122                ---                122
   Other income                   487                 40                527
   Other expense                2,462                400              2,862
   Income before taxes          1,414                255              1,669
   Taxes                          348                 48                396


   Net income                  $1,066               $207             $1,273
                            ===============================================

   Earnings per common share:

      Net income               $ 0.47              $0.33             $ 0.44

                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first three months of 1996 was $135,000 or 3.4% greater than net interest income after provision for loan losses for the first three months of 1995. Total interest income increased $529,000 or 7.7% during the period while total interest expense increased $314,000 or 11.3%. Average earning assets were approximately 4.4% greater during the first three months of 1996 than the first three months of 1995. Average loan balances increased 12.1% while average investment securities decreased approximately 10.7% in 1996. Average interest-bearing liabilities increased approximately 12.6%. Management chose to reduce CBI's borrowings in 1995 and fund a significant portion of the increase in loan balances with proceeds from maturities of investment securities. The average yields realized on earning assets approximated 8.3% and 8.1% during the first three months of 1996 and 1995, respectively. The average costs of interest-bearing liabilities approximated 4.0% and 4.1%, respectively, for the same periods. Net interest margins on a tax equivalent basis approximated 5.1% and 5.2% for the first three months of 1996 and 1995, respectively. The provision for loan losses charged to income increased 65.6% in 1996. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $2,532,000 and $2,975,000, respectively, as of March 31, 1996 and December 31, 1995. Significant declines have occurred in loans past due 90 days or more and nonaccrual commercial, financial, and agricultural loans.

        Total other income for the first three months of 1996 was $117,000 or 22.2% more than total other income for the first three months of 1995. Affecting this change were security gains of $147,000 and $36,000 recognized in 1996 and 1995, respectively. No gains on mortgage sales were recognized in 1996. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been lower in 1996 than 1995. Typically, the relationship of the volume of loans sold to gains recognized during a period is relatively constant and a larger volume results in increased gains. Loans held for sale as of March 31, 1996 totalled $2,510,000. The market value of these loans approximated book value at that time. Total other expenses for the first three months of 1996 increased 178,000 or 6.2%. Contributing factors were increases of $164,000 or 12.2% in salaries and employee benefits and $100,000 in net occupancy expense. Affecting these increases were two new banking offices located in Hazleton and Rutherford, Pennsylvania.

        The provision for income taxes was virtually unchanged for the first three months of 1996 in comparison to the first three months of 1995. The effective tax rates approximated 22.8% and 23.7% for the respective periods.

        The previously described factors contributed to a net increase of $73,000 or 5.7% in net income for the three month period ended March 31, 1996.

   Financial Condition

        As of March 31, 1996 cash and due from banks was $981,000 or 6.6% greater than it was at December 31, 1995. As a result of decreased loan demand, interest-bearing time deposits in other banks, investment securities, and Federal funds sold increased $6,248,000 or 5.2% during this same period. The approximate market value of debt securities was $1,030,000 greater than amortized cost at March 31, 1996. The approximate market value of debt securities was $2,521,000 more than amortized cost at December 31, 1995. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At March 31, 1996 and December 31, 1995, management classified investment securities with amortized costs and market values of $117,864,000 and $118,894,000, and $114,905,000 and $117,426,000, respectively, as available for sale. Gross unrealized gains and losses relating to debt securities approximated $1,853,000 and $823,000, respectively, at March 31, 1996. Net loans increased $2,942,000 or 1.3% from December 31, 1995 to March 31, 1996. Variable rate real estate loans secured by first liens and commercial loans increased approximately $5,199,000 and $2,543,000 during the period. Most other types of loans experienced modest increases or declines. The allowance for loan losses approximated 1.11% of net loans at March 31, 1996 and December 31, 1995. Much of the increase in net premises and equipment of $256,000 related to the new banking offices. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at March 31, 1996 and December 31, 1995 these loans totalled $2,510,000 and $2,206,000, respectively. Affecting the increase of $205,000 in accrued interest receivable and other assets was an increase in accrued interest. These factors contributed to an increase of $10,861,000 or 2.8% in total assets from December 31, 1995 to March 31, 1996.

        Total deposits increased $11,881,000 or 3.7% from December 31, 1995 to March 31, 1996. All of the increase can be attributed to increases in savings deposits. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities. Management reduced short-term borrowings in 1996 in an attempt to better balance rate sensitive assets and liabilities. At March 31, 1996 long-term debt totalling $7,000,000 was comprised entirely of borrowings from the Federal Home Loan Bank of Pittsburgh at a weighted average interest rate of 6.15%. Affecting the decline in accrued interest payable and other liabilities was a reduction in deferred tax liabilities of $507,000.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 100% as of March 31, 1996.

        As of March 31, 1996 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 19% of risk-weighted assets. Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Corporation to reflect securities available and held for sale at fair value on the balance sheet. Upon adoption, the Corporation classified all investment securities as available for sale and recorded the increase to fair value of $2,246,000, net of applicable income taxes, as a separate component of equity. The increase recorded to stockholders' equity at March 31, 1996 was $680,000, net of applicable income taxes. Management believes that this action is necessary to provide for proper administration of the investment portfolio and can be accommodated by the capitalization of the Corporation.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at March 31, 1996.


   Forward Outlook

        Management is unaware of any regulatory recommendations which, if implemented, would have a material effect on the liquidity, capital resources, or operations of CBI. Marginal loan demand is anticipated for the remainder of 1996 and management will continue to carefully evaluate this demand based on the creditworthiness of the borrower and the relative strength of the economy in the Corporation's market.

        The Corporation is anticipating the maintenance of a favorable net interest margin throughout the remainder of 1996.

   Other Events

        On April 22, 1996, the Corporation announced plans to repurchase up to 130,500 or 5% of its outstanding common stock. The repurchases will be made from time to time in open market transactions. The repurchased shares will become Treasury shares and will be used for general corporate purposes, including grants under its Employee Stock Option Plans.

        The Corporation has declared a 10% stock dividend payable May 30, 1996, to shareholders of record on May 15, 1996.

                      COMMUNITY BANKS, INC. and SUBSIDIARIES

                     PART II - OTHER INFORMATION AND SIGNATURES

    Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits - none

             (b) Registrant filed the following reports on Form 8-K during the quarter ending March 31, 1996:

             Report Dated January 12, 1996

             Registrant reported the acquisition of the Citizens' National Bank of Ashland. Incorporated by reference in Form 8-K/A-1 were the Pro Forma Unaudited Consolidated Statements of Income for the years December 31, 1993, 1994, and 1995; Pro Forma Unaudited Combined Balance Sheet as of December 31, 1995; Pro Forma Unaudited Capital Schedule as of December 31, 1995; and notes to Unaudited Pro Forma Financial Information.

             Report Dated February 1, 1996

             Registrant reported that its common stock began trading on the NASDAQ Small-Cap Market. The stock had previously traded on the NASDAQ National Market System.






                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date        May 13, 1996                    /S/ Thomas L. Miller
                                                    Thomas L. Miller
                                                         Chairman
                                               (Chief Executive Officer)



    Date        May 13, 1996                     /S/ Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)