Form 10-Q
period 1996-06-30
COMMUNITY BANKS INC /PA/
filed 1996-08-13
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                       For the Quarter Ended June 30, 1996


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




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                                   Yes  X     No

                Number of Shares Outstanding as of June 30, 1996.

      CAPITAL STOCK-COMMON                                    2,864,952
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

     Management's Discussion and Analysis of Financial
        Condition and Results of Operation.............................9-12



     Part II

     Other information and Signatures..................................13











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month and six month periods ending June 30, 1996 and 1995.


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





































                                       -1-






   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                                  June 30,        December 31,
                                                   1996               1995


   ASSETS
   Cash and due from banks...................     $ 17,768         $ 14,870
   Interest-bearing time deposits in other
      banks..................................        1,399              434
   Investment securities, available for sale
      (market value).........................      119,895          117,426
   Federal funds sold........................        3,700            2,215
   Loans.....................................      249,191          243,308
   Less:  Unearned income....................      (11,693)         (11,671)
          Allowance for loan losses..........       (2,646)          (2,574)
          Net loans..........................      234,852          229,063
   Premises and equipment, net...............        7,809            7,657
   Goodwill..................................        1,268            1,388
   Other real estate owned...................          403              302
   Loans held for sale.......................        2,201            2,206
   Accrued interest receivable and other
      assets.................................        7,565            6,261

      Total assets...........................     $396,860         $381,822
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 26,281         $ 28,337
      Savings................................      151,686          133,004
      Time...................................      150,285          150,908
      Time in denominations of $100,000 or
       more..................................       11,905           11,848
      Total deposits.........................      340,157          324,097
   Short-term borrowings.....................          760            1,016
   Long-term debt............................        7,000            7,000
   Accrued interest payable and other
      liabilities............................        2,994            3,709

      Total liabilities......................      350,911          335,822


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 5,000,000
      shares authorized; 2,876,179 and
      2,611,409 shares issued in 1996 and
      1995, respectively.....................       14,381           13,057
   Surplus...................................        7,110            8,381
   Retained earnings.........................       24,624           22,951
   Net unrealized gain on investment
    securities available for sale, net of tax           48            1,664
   Less:  Treasury stock of 11,227 and 3,907
      shares, respectively, at cost..........         (214)             (53)
      Total stockholders' equity.............       45,949           46,000
      Total liabilities and stockholders'
       equity................................     $396,860         $381,822
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

                                     -2-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)

                                                        Three Months Ended           Six Months Ended
                                                              June 30                   June 30,
                                                          1996       1995            1996      1995
   Interest income:
   Interest and fees on loans.................      $    5,456   $    5,171     $   10,985    $    9,984
   Interest and dividends on investment
    securities:
        Taxable...............................           1,475        1,408          2,834         2,877
        Exempt from federal income tax........             391          525            833         1,101
   Other interest income......................             125           67            218           103
        Total interest income.................           7,447        7,171         14,870        14,065

   Interest expense:
   Interest on deposits:
        Savings...............................             810          782          1,570         1,562
        Time..................................           2,014        1,902          4,067         3,569
        Time in denominations of $100,000 or
         more.................................             165          134            320           278
   Interest on short-term borrowings and
    long-term debt............................             112          203            226           380
       Total interest expense.................           3,101        3,021          6,183         5,789
        Net interest income...................           4,346        4,150          8,687         8,276
   Provision for loan losses..................             183          168            385           290
   Net interest income after provision
         for loan losses......................           4,163        3,982          8,302         7,986

   Other income:
        Trust department income...............              65           51            132            98
        Service charges on deposit accounts...             246          216            466           413
        Other service charges, commissions
         and fees.............................              66           76            111           150
        Investment security gains ............             130           40            277            76
        Income on insurance premiums..........             164          135            297           263
        Gains on mortgage sales...............              70           48             70            66
        Other income..........................              48           62             80            89
             Total other income...............             789          628          1,433         1,155

   Other expenses:
        Salaries and employee benefits........           1,547        1,413          3,054         2,756
        Net occupancy expense.................             448          385            919           756
        Operating expense of insurance
          subsidiary..........................             100          102            187           204
        Other operating expense...............             957        1,064          1,932         2,110
             Total other expense..............           3,052        2,964          6,092         5,826
             Income before income taxes.......           1,900        1,646          3,643         3,315
   Provision for income taxes.................             460          398            857           794
             Net income.......................      $    1,440   $    1,248      $   2,786     $   2,521
                                                    ==========   ==========      =========     =========
   Average number of fully diluted shares
    outstanding...............................       2,895,418    2,895,922      2,895,004     2,894,125
                                                    ==========    =========      =========     =========
   Earnings per share:
      Primary.................................      $      .50   $      .44      $     .97     $     .88
      Fully diluted...........................      $      .50   $      .43      $     .96     $     .87
   Dividends paid per share...................      $      .20   $      .17      $     .38     $     .35

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

   The accompanying notes are an integral part of the consolidated financial statements.
                                       -3-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)

                                                            Six Months Ended
                                                                June 30
                                                            1996       1995


   Operating Activities:
      Net income......................................   $ 2,786      $ 2,521
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       385          290
         Provision for depreciation and amortization..       457          440
         Amortization of goodwill.....................       120          120
         Investment security gains....................      (277)         (76)
         Loans originated for sale....................    (3,800)      (4,794)
         Proceeds from sales of loans.................     3,875        3,497
         Gains on mortgage sales......................       (70)         (66)
         Increase in other assets.....................    (1,304)        (736)
         Increase in accrued interest payable
          and other liabilities.......................       117           72
           Net cash provided by operating activities..     2,289        1,268

   Investing Activities:
      Net increase in interest-bearing time
       deposits in other banks........................      (965)        (396)
      Proceeds from sales of investment
       securities.....................................       653          161
      Proceeds from maturities of investment
       securities.....................................    16,647       10,936
      Purchases of investment securities..............   (21,940)        (477)
      Net increase in total loans.....................    (6,275)     (14,586)
      Purchases of premises and equipment.............      (609)        (502)
      Purchases of common stock.......................      (161)         ---
           Net cash used by investing activities......   (12,650)      (4,864)
   Financing Activities:
      Net increase in total deposits..................    16,060        8,142
      Net decrease in short-term borrowings...........      (256)      (4,431)
      Net increase in long-term debt..................       ---        4,000
      Repayment of subordinated capital notes.........       ---          (15)
      Cash dividends..................................    (1,113)        (992)
      Proceeds from issuance of common stock..........        53           52
           Net cash provided by financing activities..    14,744        6,756

           Increase in cash and cash
            equivalents...............................     4,383        3,160


   Cash and cash equivalents at beginning of period...    17,085       15,105
   Cash and cash equivalents at end of period.........   $21,468      $18,265
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

   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and six month periods ended June 30, 1996 and 1995.

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


   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at June 30, 1996 and December 31, 1995, were as follows:


                                                           1996


                                                                  Estimated
                                                Amortized           Market
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 39,795          $ 39,607
   Mortgage-backed U.S. government
    agencies................................      42,863            42,055
   Obligations of states and political
    subdivisions............................      30,123            30,448
   Corporate securities.....................       3,718             3,790
   Equity securities........................       3,323             3,995
         Total..............................    $119,822          $119,895
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
                                                ========          ========

   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:

                                           Six months ended    Year Ended
                                              June 30          December 31,
                                                1996               1995

   Balance, January 1..................       $2,574               $2,347
   Provision for loan losses...........          385                  728
   Loan charge-offs....................         (567)                (825)
   Recoveries..........................          254                  324

   Balance, June 30, 1996 and
    December 31, 1995..................       $2,646               $2,574
                                              ======               ======

                   NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                              June 30,            December 31,
                                                1996                 1995

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................         $  143               $  120
      Mortgages.......................            526                  558
      Personal installment............            204                  236
      Other...........................             15                  ---
                                                  888                  914

   Loans renegotiated with the borrowers         NONE                 NONE

   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................           184                  415
      Mortgages........................         1,255                1,245
      Other............................           145                   99
                                                1,584                1,759

   Other real estate...................           403                  302
      Total............................        $2,875               $2,975
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

   Impaired Loans
        The Corporation adopted FAS 114 "Accounting by Creditors for Impairment of a Loan", as amended by FAS 118, on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. For purposes of applying FAS 114, larger groups of smaller-balance loans such as residential mortgage and installment loans are collectively evaluated for impairment. Management has established a smaller-dollar-value threshold of $250,000 for all loans. Loans exceeding this threshold are evaluated in accordance with FAS 114. An insignificant delay or shortfall in the amount of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal business delays.

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

        Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When an impaired loan or portion of an impaired loan is determined to be uncollectible, the portion deemed uncollectible is charged against the related valuation allowance and subsequent recoveries, if any, are credited to the valuation allowance. The company does not accrue interest on impaired loans. While a loan is considered impaired, cash payments received are applied to principal or interest depending upon management's assessment of the ultimate collectibility of principal and interest.

        At June 30, 1996, the Corporation recorded no investment in impaired loans recognized in accordance with FAS 114 and no related FAS 114 valuation allowance. For the six month period ended June 30, 1996, the average balance of impaired loans was negligible. The application of FAS 114 has not had any effect on the comparability of the non-performing loan table in footnote 3 between the periods presented. The company recognized no interest on impaired loans on the cash basis.


   4.  Statement of Cash Flows
            Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $1,025,000 and $907,000, and $6,358,000 and $5,573,000 for income taxes and interest, respectively, for each of the six month periods ended June 30, 1996 and 1995.

            Excluded from the consolidated statements of cash flows for the periods ended June 30, 1996 and 1995 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $246,000 and $547,000, respectively. The company also recorded a decrease to deferred tax liabilities of $833,000 in 1996, and a decrease of $1,039,000 to deferred tax assets in 1995. In addition, an increase to deferred tax liabilities of $173,000 was recognized in 1995. These variations related to the effects of changes in the net unrealized gain (loss) on investment securities available for sale.


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


                                  Six Months Ended June 30, 1995
                            (dollars in thousands except per share data)

                              Community          Citizens'          Combined

   Interest income            $11,946             $2,119            $14,065
   Interest expense             4,906                883              5,789
   Net interest income          7,040              1,236              8,276
   Loan loss provision            290                ---                290
   Other income                 1,064                 91              1,155
   Other expense                4,996                830              5,826
   Income before taxes          2,818                497              3,315
   Taxes                          700                 94                794


   Net income                 $ 2,118             $  403            $ 2,521
                            ===============================================

   Earnings per common share:

      Net income               $ 0.94              $0.63             $ 0.87

                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first six months of 1996 was $316,000 or 4.0% greater than net interest income after provision for loan losses for the first six months of 1995. Total interest income increased $805,000 or 5.7% during the period while total interest expense increased $394,000 or 6.8%. Average earning assets were approximately 4.7% greater during the first six months of 1996 than the first six months of 1995. Average loan balances increased 10.4% while average investment securities decreased approximately 7.9% in 1996. Average interest-bearing liabilities increased approximately 4.3%. The average yields realized on earning assets approximated 8.2% and 8.1% during the first six months of 1996 and 1995, respectively. The average costs of interest-bearing liabilities approximated 3.9% and 3.8%, respectively, for the same periods. Net interest margins on a tax equivalent basis approximated 5.0% and 5.1% for the first six months of 1996 and 1995, respectively. The provision for loan losses charged to income increased 32.8% in 1996. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $2,875,000 and $2,975,000, respectively, as of June 30, 1996 and December 31, 1995. Declines have occurred in loans past due 90 days or more and nonaccrual commercial, financial, and agricultural loans.

        Total other income for the first six months of 1996 was $278,000 or 24.1% more than total other income for the first six months of 1995. Affecting this change were security gains of $277,000 and $76,000 recognized in 1996 and 1995, respectively. Gains recognized on mortgage sales totalled $70,000 and $66,000, respectively in 1996 and 1995. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been lower in 1996 than 1995. Typically, the relationship of the volume of loans sold to gains recognized during a period is relatively constant and a larger volume results in increased gains. Loans held for sale as of June 30, 1996 totalled $2,201,000. The market value of these loans approximated book value at that time. Total other expenses for the first six months of 1996 increased $266,000 or 4.6%. Contributing factors were increases of $298,000 or 10.8% in salaries and employee benefits and $163,000 in net occupancy expense. Affecting these increases were three new banking offices located in Hazleton, Rutherford, and Valley View, Pennsylvania.

        The provision for income taxes increased $63,000 for the first six months of 1996 in comparison to the first six months of 1995. The effective tax rates approximated 23.5% and 24.0% for the respective periods.

        The previously described factors contributed to a net increase of $265,000 or 10.5% in net income for the six month period ended June 30, 1996.

        The significant changes and related causes which occurred during the three month period ending June 30, 1996 were generally consistent with those described for the six month period ending June 30, 1996. Investment security gains and gains on mortgage sales increased in the second quarter of 1996. Gains on mortgage sales were $70,000 and $48,000, respectively, for the three month periods ending June 30, 1996 and 1995. Investment security gains were $130,000 and $40,000 for the three month periods ending June 30, 1996 and 1995, respectively.

        Net interest income after provision for loan losses for the first six months of 1995 was $817,000 or 11.4% greater than net interest income after provision for loan losses for the first six months of 1994. Total interest income increased 13.7% during the period while total interest expense increased 5.1%. Average earning assets were approximately 4.7% greater during the first six months of 1995 than the first six months of 1994. Average interest-bearing liabilities increased approximately 4.9%. In general, yields on earning assets increased during the first six months of 1995 while the costs of interest-bearing liabilities remained essentially unchanged. The provision for loan losses charged to income decreased 12.0% in 1995. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $2,648,000 as of June 30, 1995.

        Total other income for the first six months of 1995 was $189,000 or 14.1% less than total other income for the first six months of 1994. Security gains of $76,000 and $322,000 were recognized in 1995 and 1994, respectively. Income on insurance premiums increased $68,000 or 34.9% while gains on mortgage sales were $85,000 less in 1995. Loans held for sale as of June 30, 1995 totalled $1,398,000. The market value of these loans approximated book value at that time. Total other expenses during this same period increased $540,000 or 10.2%. Contributing to this change was an increase of $329,000 or 13.6% in salaries and employee benefits. Affecting these increases were two new banking offices located in Hazleton and Conyngham, Pennsylvania.

        The provision for income taxes increased $65,000 for the first six months of 1995 in comparison to the first six months of 1994. An increase in the effective tax rate for 1995 related primarily to the recognition of relatively less tax-free income.

        The previously described factors contributed to a net increase of $23,000 or 0.9% in net income for the six month period ending June 30, 1995.

        The significant changes and related causes which occurred during the three month period ending June 30, 1995 were generally consistent with those described for the six month period ending June 30, 1995. Gains on mortgage sales approximated $48,000 and $2,000 in 1995 and 1994, respectively.

   Financial Condition

        As of June 30, 1996 cash and due from banks was $2,898,000 or 19.5% greater than it was at December 31, 1995. Affecting this increase were the previously noted new banking offices. As a result of decreased loan demand, interest-bearing time deposits in other banks, investment securities, and federal funds sold increased $4,919,000 or 4.1% during this same period. The approximate market value of debt securities was $599,000 less than amortized cost at June 30, 1996. The approximate market value of debt securities was $1,584,000 more than amortized cost at December 31, 1995. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At June 30, 1996 and December 31, 1995, management classified investment securities with amortized costs and market values of $119,822,000 and $119,895,000, and $114,905,000 and
   $117,426,000, respectively, as available for sale. Gross unrealized gains and losses relating to debt securities approximated $782,000 and $1,381,000, respectively, at June 30, 1996. Net loans increased $5,789,000 or 2.5% from December 31, 1995 to June 30, 1996. While Real estate loans increased approximately $8,800,000 during the period, most other types of loans experienced modest increases or declines. The allowance for loan losses approximated 1.11% of net loans at June 30, 1996 and December 31, 1995. Much of the increase in net premises and equipment of $152,000 related to the new banking offices. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at June 30, 1996 and December 31, 1995 these loans totalled $2,201,000 and $2,206,000, respectively. Affecting the increase of $1,304,000 in accrued interest receivable and other assets was an increase in accrued interest. These factors contributed to an increase of $15,038,000 or 3.9% in total assets from December 31, 1995 to June 30, 1996.

        Total deposits increased $16,060,000 or 5.0% from December 31, 1995 to June 30, 1996. All of the increase can be attributed to increases in savings deposits. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities. Management reduced short-term borrowings in 1996 in an attempt to better balance rate sensitive assets and liabilities. At June 30, 1996 long-term debt totalling $7,000,000 was comprised entirely of borrowings from the Federal Home Loan Bank of Pittsburgh at a weighted average interest rate of 6.15%. Affecting the decline in accrued interest payable and other liabilities was a reduction in deferred tax liabilities of $832,000.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 90% as of June 30, 1996.

        As of June 30, 1996 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 19% of risk-weighted assets. Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Corporation to reflect securities available and held for sale at fair value on the balance sheet. Upon adoption, the Corporation classified all investment securities as available for sale and recorded the increase to fair value of $2,246,000, net of applicable income taxes, as a separate component of equity. The increase recorded to stockholders' equity at June 30, 1996 was $48,000, net of applicable income taxes. Management believes that this action is necessary to provide for proper administration of the investment portfolio and can be accommodated by the capitalization of the Corporation.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at June 30, 1996.


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

   Other Events

        On April 22, 1996, the Corporation announced plans to repurchase up to 130,500 shares or 5% of its outstanding common stock. The repurchases will be made from time to time in open market transactions. The repurchased shares will become Treasury shares and will be used for general corporate purposes, including grants under its Employee Stock Option Plans.

        The Corporation declared a 10% stock dividend payable May 30, 1996, to shareholders of record on May 15, 1996.

                      COMMUNITY BANKS, INC. and SUBSIDIARIES

                     PART II - OTHER INFORMATION AND SIGNATURES


    Item 4.  Submission of Matters to Vote of Security Holders

         The annual meeting of shareholders of Community Banks, Inc. was held April 16, 1996 for the purpose of considering and voting upon the following matters:

            1. To elect four (4) Directors: Thomas L. Miller, James A. Ulsh, Ronald E. Boyer, and Peter DeSoto to serve until the 2000 Annual Meeting of Shareholders. Each director received affirmative votes representing at least 76.3% of the shares outstanding.

            2. To ratify the merger of The Citizens' National Bank of Ashland into Community Banks, N.A., effective January 12, 1996. The number of positive and negative votes cast for this matter was 1,927,205 (73.9%) and 17,019 (0.6%), respectively.



    Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits - none

             (b) Registrant filed the following report on Form 8-K during the quarter ending June 30, 1996:

             Report Dated April 18, 1996

             Registrant reported that its common stock began trading on the American Stock Exchange. The stock had previously traded on the NASDAQ Small-Cap Market System.



                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date     August 9, 1996                     /S/ Thomas L. Miller
                                                    Thomas L. Miller
                                                         Chairman
                                               (Chief Executive Officer)



    Date     August 9, 1996                      /S/ Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)