Form 10-Q
period 1996-09-30
COMMUNITY BANKS INC /PA/
filed 1996-11-13
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                     For the Quarter Ended September 30, 1996


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


                                                   Yes  X     No

              Number of Shares Outstanding as of September 30, 1996.

      CAPITAL STOCK-COMMON                                    2,866,267
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











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month and nine month periods ending September 30, 1996 and 1995.


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





































                                       -1-






   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                              September 30,       December 31,
                                                  1996                1995


   ASSETS

   Cash and due from banks...................     $ 18,388         $ 14,870
   Interest-bearing time deposits in other
      banks..................................          790              434
   Investment securities, available for sale
      (market value).........................      128,634          117,426
   Federal funds sold........................         ---             2,215
   Loans.....................................      259,258          243,308
   Less:  Unearned income....................      (12,082)         (11,671)
          Allowance for loan losses..........       (2,622)          (2,574)
          Net loans..........................      244,554          229,063
   Premises and equipment, net...............        7,827            7,657
   Goodwill..................................        1,208            1,388
   Other real estate owned...................          417              302
   Loans held for sale.......................        2,448            2,206
   Accrued interest receivable and other
      assets.................................        7,173            6,261

      Total assets...........................     $411,439         $381,822
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 26,842         $ 28,337
      Savings................................      153,738          133,004
      Time...................................      148,316          150,908
      Time in denominations of $100,000 or
       more..................................       12,248           11,848
      Total deposits.........................      341,144          324,097
   Short-term borrowings.....................       12,989            1,016
   Long-term debt............................        7,000            7,000
   Accrued interest payable and other
      liabilities............................        3,168            3,709

      Total liabilities......................      364,301          335,822


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 5,000,000
      shares authorized; 2,882,194 and
      2,611,409 shares issued in 1996 and
      1995, respectively.....................       14,411           13,057
   Surplus...................................        7,160            8,381
   Retained earnings.........................       25,511           22,951
   Net unrealized gain on investment
    securities available for sale, net of tax          380            1,664
   Less:  Treasury stock of 15,927 and 3,907
      shares, respectively, at cost..........         (324)             (53)
      Total stockholders' equity.............       47,138           46,000
      Total liabilities and stockholders'
       equity................................     $411,439         $381,822
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

                                     -2-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)

                                                        Three Months Ended          Nine Months Ended
                                                          September 30                September 30,
                                                          1996       1995            1996      1995
Interest income:
   Interest and fees on loans.................      $    5,719   $    5,352     $   16,704    $   15,336
   Interest and dividends on investment
    securities:
        Taxable...............................           1,676        1,376          4,510         4,253
        Exempt from federal income tax........             382          494          1,215         1,595
   Other interest income......................              21           69            239           172
        Total interest income.................           7,798        7,291         22,668        21,356

   Interest expense:
   Interest on deposits:
        Savings...............................             826          753          2,396         2,315
        Time..................................           1,995        2,058          6,062         5,627
        Time in denominations of $100,000 or
         more.................................             163          152            483           430
   Interest on short-term borrowings and
    long-term debt............................             238          165            464           545
        Total interest expense................           3,222        3,128          9,405         8,917
        Net interest income...................           4,576        4,163         13,263        12,439
   Provision for loan losses..................             245          170            630           460
        Net interest income after provision
         for loan losses......................           4,331        3,993         12,633        11,979

   Other income:
        Trust department income...............              65           59            197           157
        Service charges on deposit accounts...             249          230            715           643
        Other service charges, commissions
         and fees.............................              56           61            167           211
        Investment security gains ............               4           63            281           139
        Income on insurance premiums..........             189          168            486           431
        Gains on mortgage sales...............              47           60            117           126
        Other income..........................              38           75            118           164
             Total other income...............             648          716          2,081         1,871
   Other expenses:
        Salaries and employee benefits........           1,541        1,438          4,595         4,194
        Net occupancy expense.................             448          418          1,367         1,174
        Operating expense of insurance
          subsidiary..........................              63           43            250           247
        Other operating expense...............             920        1,104          2,852         3,214
             Total other expense..............           2,972        3,003          9,064         8,829
             Income before income taxes.......           2,007        1,706          5,650         5,021
   Provision for income taxes.................             546          385          1,403         1,179
             Net income.......................      $    1,461   $    1,321      $   4,247     $   3,842
                                                    ==========   ==========      =========     =========
   Average number of fully diluted shares
    outstanding...............................       2,911,458    2,896,127      2,913,262     2,894,660
                                                    ==========    =========      =========     =========
   Earnings per share:
      Primary.................................      $      .51   $      .46      $    1.48     $    1.34
      Fully diluted...........................      $      .50   $      .46      $    1.46     $    1.33
   Dividends paid per share...................      $      .20   $      .17      $     .58     $     .52

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

   The accompanying notes are an integral part of the consolidated financial statements.
                                       -3-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)

                                                           Nine Months Ended
                                                              September 30
                                                            1996       1995


   Operating Activities:
      Net income......................................   $ 4,247      $ 3,842
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       630          460
         Provision for depreciation and amortization..       700          651
         Amortization of goodwill.....................       180          181
         Investment security gains....................      (281)        (139)
         Loans originated for sale....................    (6,034)      (6,603)
         Proceeds from sales of loans.................     5,909        4,422
         Gains on mortgage sales......................      (117)        (126)
         Increase in other assets.....................      (912)         (89)
         Increase in accrued interest payable
          and other liabilities.......................       119          503
           Net cash provided by operating activities..     4,441        3,102

   Investing Activities:
      Net decrease (increase) in interest-bearing time
       deposits in other banks........................      (356)          70
      Proceeds from sales of investment
       securities.....................................     1,092          347
      Proceeds from maturities of investment
       securities.....................................    20,109       15,391
      Purchases of investment securities..............   (34,072)      (1,077)
      Net increase in total loans.....................   (16,236)     (17,893)
      Purchases of premises and equipment.............      (870)        (949)
           Net cash used by investing activities......   (30,333)      (4,111)
   Financing Activities:
      Net increase in total deposits..................    17,047       10,736
      Net increase (decrease) in short-term borrowings    11,973       (7,783)
      Net increase in long-term debt..................       ---        ---
      Repayment of subordinated capital notes.........       ---          (15)
      Cash dividends..................................    (1,686)      (1,488)
      Proceeds from issuance of common stock..........       132           55
      Purchases of treasury stock.....................      (271)        ---
           Net cash provided by financing activities..    27,195        1,505

           Increase in cash and cash
            equivalents...............................     1,303          496


   Cash and cash equivalents at beginning of period...    17,085       15,105
   Cash and cash equivalents at end of period.........   $18,388      $15,601
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

   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and nine month periods ended September 30, 1996 and 1995.

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


   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at September 30, 1996 and December 31, 1995, were as follows:


                                                           1996


                                                                  Estimated
                                                Amortized           Market
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 40,181          $ 40,120
   Mortgage-backed U.S. government
    agencies................................      51,071            50,492
   Obligations of states and political
    subdivisions............................      30,172            30,542
   Corporate securities.....................       3,310             3,329
   Equity securities........................       3,323             4,151
         Total..............................    $128,057          $128,634
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
                                                ========          ========

   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:

                                          Nine months ended    Year Ended
                                            September 30       December 31,
                                                1996               1995

   Balance, January 1..................       $2,574               $2,347
   Provision for loan losses...........          630                  728
   Loan charge-offs....................         (929)                (825)
   Recoveries..........................          347                  324

   Balance, September 30, 1996 and
    December 31, 1995..................       $2,622               $2,574
                                              ======               ======

                   NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                            September 30,        December 31,
                                                1996                 1995

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................         $   65               $  120
      Mortgages.......................            606                  558
      Personal installment............            165                  236
      Other...........................             22                  ---
                                                  858                  914

   Loans renegotiated with the borrowers         NONE                 NONE

   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................           282                  415
      Mortgages........................         1,139                1,245
      Other............................           264                   99
                                                1,685                1,759

   Other real estate...................           417                  302
      Total............................        $2,960               $2,975
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

        At September 30, 1996, the Corporation recorded no investment in impaired loans recognized in accordance with FAS 114 and no related FAS 114 valuation allowance. For the nine month period ended September 30, 1996, the average balance of impaired loans was negligible. The application of FAS 114 has not had any effect on the comparability of the non-performing loan table in footnote 3 between the periods presented. The company recognized no interest on impaired loans on the cash basis.


   4.  Statement of Cash Flows
            Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $1,479,000 and $1,087,000, and $9,114,000 and $8,378,000 for income taxes and interest, respectively, for each of the nine month periods ended September 30, 1996 and 1995.

            Excluded from the consolidated statements of cash flows for the periods ended September 30, 1996 and 1995 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $650,000 and $563,000, respectively. The company also recorded a decrease in deferred tax liabilities of $660,000 in 1996, and a decrease of $1,039,000 in deferred tax assets in 1995. In addition, an increase in deferred tax liabilities of $235,000 was recognized in 1995. These variations related to the effects of changes in the net unrealized gain (loss) on investment securities available for sale.


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


                                 Nine Months Ended September 30, 1995
                            (dollars in thousands except per share data)

                              Community          Citizens'          Combined

   Interest income            $18,121             $3,235            $21,356
   Interest expense             7,554              1,363              8,917
   Net interest income         10,567              1,872             12,439
   Loan loss provision            460                ---                460
   Other income                 1,737                134              1,871
   Other expense                7,497              1,332              8,829
   Income before taxes          4,347                674              5,021
   Taxes                        1,063                116              1,179


   Net income                 $ 3,284             $  558            $ 3,842
                            ===============================================

   Earnings per common share:

      Net income               $ 1.45              $0.88             $ 1.33

                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first nine months of 1996 was $654,000 or 5.5% greater than net interest income after provision for loan losses for the first nine months of 1995. Total interest income increased $1,312,000 or 6.1% during the period while total interest expense increased $488,000 or 5.5%. Average earning assets were approximately 5.2% greater during the first nine months of 1996 than the first nine months of 1995. Average loan balances increased 9.8% while average investment securities decreased approximately 3.0% in 1996. Average interest-bearing liabilities increased approximately 6.0%. The average yields realized on earning assets approximated 8.2% during the first nine months of 1996 and 1995. The average costs of interest-bearing liabilities approximated 3.9% and for the same periods. Net interest margins on a tax equivalent basis approximated 5.1% for the first nine months of 1996 and 1995. The provision for loan losses charged to income increased 37.0% in 1996. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $2,960,000 and $2,975,000, respectively, as of September 30, 1996 and December 31, 1995.

        Total other income for the first nine months of 1996 was $210,000 or 11.2% more than total other income for the first nine months of 1995. Affecting this change were security gains of $281,000 and $139,000 recognized in 1996 and 1995, respectively. Gains recognized on mortgage sales totalled $117,000 and $126,000, respectively in 1996 and 1995. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been lower in 1996 than 1995. Loans held for sale as of September 30, 1996 totalled $2,448,000. The market value of these loans approximated book value at that time. Total other expenses for the first nine months of 1996 increased $235,000 or 2.7%. Contributing factors were increases of $401,000 or 9.6% in salaries and employee benefits and $193,000 in net occupancy expense. Affecting these increases were three new banking offices located in Hazleton, Rutherford, and Valley View, Pennsylvania.

        The provision for income taxes increased $224,000 for the first nine months of 1996 in comparison to the first nine months of 1995. Affecting this increase was a decline in tax-free income in 1996. The effective tax rates approximated 24.8% and 23.5% for the respective periods.

        The previously described factors contributed to a net increase of $405,000 or 10.5% in net income for the nine month period ended September 30, 1996.

        The significant changes and related causes which occurred during the three month period ending September 30, 1996 were generally consistent with those described for the nine month period ending September 30, 1996. Gains on mortgage sales were $47,000 and $60,000, respectively, for the three month periods ending September 30, 1996 and 1995 while investment security gains were $4,000 and $63,000 respectively.

   Management's Discussion, Continued


   Financial Condition

        As of September 30, 1996 cash and due from banks was $3,518,000 or 23.7% greater than it was at December 31, 1995. Affecting this increase were the previously noted new banking offices. Interest-bearing time deposits in other banks, investment securities, and federal funds sold increased $9,349,000 or 7.8% during this same period. The approximate market value of debt securities was $251,000 less than amortized cost at September 30, 1996. The approximate market value of debt securities was $1,584,000 more than amortized cost at December 31, 1995. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At September 30, 1996 and December 31, 1995, management classified investment securities with amortized costs and market values of $128,057,000 and $128,634,000, and $114,905,000 and $117,426,000,
   respectively, as available for sale. Gross unrealized gains and losses relating to debt securities approximated $861,000 and $1,112,000, respectively, at September 30, 1996. Net loans increased $15,491,000 or 6.8% from December 31, 1995 to September 30, 1996. While Real estate loans and consumer loans increased approximately $13,295,000 and $2,451,000, respectively, during the period, most other types of loans experienced modest increases or declines. The allowance for loan losses approximated 1.06% and 1.11% of net loans at September 30, 1996 and December 31, 1995. Much of the increase in net premises and equipment of $170,000 related to the new banking offices. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at September 30, 1996 and December 31, 1995 these loans totalled $2,448,000 and $2,206,000, respectively. Affecting the increase of $912,000 in accrued interest receivable and other assets was an increase in accrued interest. These factors contributed to an increase of $29,617,000 or 7.8% in total assets from December 31, 1995 to September 30, 1996.

        Total deposits increased $17,047,000 or 5.3% from December 31, 1995 to September 30, 1996. All of the increase can be attributed to increases in savings deposits. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities. Management increased short-term borrowings in 1996 in an attempt to better balance rate sensitive assets and liabilities and enhance earnings. At September 30, 1996 long-term debt totalling $7,000,000 was comprised entirely of borrowings from the Federal Home Loan Bank of Pittsburgh at a weighted average interest rate of 6.15%. Affecting the decline in accrued interest payable and other liabilities was a reduction in deferred tax liabilities of $660,000.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 85% as of September 30, 1996.

        As of September 30, 1996 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 18% of risk-weighted assets. Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Corporation to reflect securities available and held for sale at fair value on the balance sheet. Upon adoption, the Corporation classified all investment securities as available for sale and recorded the increase to fair value of $2,246,000, net of applicable income taxes, as a separate component of equity. The increase recorded to stockholders' equity at September 30, 1996 was $380,000, net of applicable income taxes. Management believes that this action is necessary to provide for proper administration of the investment portfolio and can be accommodated by the capitalization of the Corporation.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at September 30, 1996.


   Forward Outlook

        Management is unaware of any regulatory recommendations which, if implemented, would have a material effect on the liquidity, capital resources, or operations of CBI. Increased loan demand is anticipated for the remainder of 1996 and management will continue to carefully evaluate this demand based on the creditworthiness of the borrower and the relative strength of the economy in the Corporation's market.

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

                      COMMUNITY BANKS, INC. and SUBSIDIARIES

                     PART II - OTHER INFORMATION AND SIGNATURES


    Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits - none

             (b) Registrant was not required to file any reports on Form 8-K during the quarter ending September 30, 1996.





                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date    November 8, 1996                    /S/ Thomas L. Miller
                                                    Thomas L. Miller
                                                         Chairman
                                               (Chief Executive Officer)



    Date    November 8, 1996                    /S/ Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)