Form 10-K
period 1996-12-31
COMMUNITY BANKS INC /PA/
filed 1997-03-26
CIK 714710

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                        THE SECURITIES EXCHANGE Act OF 1934

 For the fiscal year ended December 31, 1996    Commission file number 0-15786


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

     Common Stock, par value $5 per share            American Stock Exchange


     Securities registered pursuant to Section 12(g) of the Act:      NONE


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

As of March 1, 1997, the aggregate market value (based on recent selling prices) of the voting stock of the registrant held by its nonaffiliates (2,193,647 shares) was $74,583,998

Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practical date.

     2,885,322 shares of common stock outstanding on March 1, 1997

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

Item 1.  Business:

     Community Banks, Inc. (Bank) is a bank holding company whose banking subsidiary is Community Banks, N.A. (CBNA) and whose non-banking subsidiaries are Community Banks Investments, Inc. (CBII) and Community Banks Life Insurance Company, Inc. (CBLIC).

     The Bank conducts a full service commercial banking business and provides trust services in Northern Dauphin County, Northumberland County, western Schuylkill County, and southern Luzerene County. The Bank currently has twenty-one offices. There are 57 offices of commercial banks and savings and loan associations within its market area with which the Bank competes. Deposits of the Bank represent approximately 14% of the total deposits in the market area. The Bank has seven offices in Dauphin County, two offices in Northumberland County, nine offices in Schuylkill County, and three offices in Luzerne County. On January 12, 1996, Community Banks, Inc. completed its merger of the Citizens National Bank of Ashland (Citizens). Citizens had three banking offices which are located in Ashland, Gordon, and Lavelle, Pennsylvania. This transaction was accounted for as a pooling-of-interests.

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

     During 1986 the Bank formed CBLIC to provide credit life insurance to its consumer credit borrowers. Total premiums earned were $453,000 for the year ended December 31, 1996. During 1985 the Bank formed CBII to make investments primarily in equity securities of other banks. Total assets of CBII at December 31, 1996 were $2,920,000.

     The Bank has approximately 253 full and part-time employees and considers its employee relations to be satisfactory.

     Community Banks, Inc. is registered as a bank holding company with the Board of Governors of the Federal Reserve System in accordance with the requirements of the Bank Holding Company Act of 1956. It is subject to regulation by the Federal Reserve Board and the Comptroller of the Currency.

     In 1989, the Federal Reserve Board issued final risk-based capital guidelines for bank holding companies which were phased in through December 31, 1992. The intent of regulatory capital guidelines is to measure capital adequacy based upon the credit risk of various assets and off-balance sheet items. Risk categories, weighted at 0%, 20%, 50% and 100%, are specifically identified. The sum of the results of each such category is then related to the adjusted capital account of the Company. A minimum required capital ratio at December 31, 1996, was 8 percent. The Bank's December 31, 1996 ratio approximated 17%. Subsequently, in August 1990 the board announced approval of capital to total assets (leverage) guidelines. This minimum leverage ratio was set at 4% and would apply only to those banking organizations receiving a regulatory composite 1 rating. Most banking organizations will be required to maintain a leverage ratio ranging from 1 to 2 percentage points above the minimum standard. The Bank's leverage ratio at December 31, 1996, approximated 10%. Risk-based capital requirements replace previous capital guidelines which established minimum primary and total capital requirements.


          The following summarizes the Bank's capital adequacy position:

                                                         Required
                                  Bank               Regulatory Capital
     (in thousands)           December 31, 1996      December 31, 1996

     Risk-based capital       $48,426     17.5%       $22,138     8.0%
     Leverage ratio
     (tier 1 capital)          46,331     10.7%        17,320     4.0%

                                   -2-

     Statistical Data:

         Pages 19 through 21 of the Community Banks, Inc. Annual report to stockholders dated December 31, 1996 contain information concerning:

         Financial Highlights

         Average Balances, Effective Interest Differential, and Interest Yields for the three years ended December 31, 1996.

         Rate/Volume Analysis for the two years ended December 31, 1996.

         Appendix A attached to Part I contains information concerning:

         Return on Equity and Assets for the five years ended December 31, 1996.

         Amortized cost and Estimated Market Values of Investment Securities as of December 31, 1996, 1995, and 1994.

         Maturity Distribution of Securities as of December 31, 1996
             (Market Value).

         Loan Account Composition as of December 31, 1996, 1995, 1994, 1993, and
             1992.

         Maturities and Sensitivity to Changes in Interest Rates for Commercial,
             Financial, and Agricultural Loans as of December 31, 1996.

         Nonperforming Loans as of December 31, 1996, 1995, 1994, 1993, and
             1992.

         Loan Loss Experience for the five years ended December 31, 1996.

         Loans Charged Off and Recovered for the five years ended
             December 31, 1996.

         Allowance for Loan Losses as of December 31, 1996, 1995, 1994, 1993, and 1992.

         Maturity Distribution of Time Deposits over $100,000 as of
             December 31, 1996.

         Interest Rate Sensitivity as of December 31, 1996.

                                  -3-

Item 2.  Properties:

              The Bank owns no real property except through its subsidiary bank, CBNA which owns the following buildings: 150 Market Street, Millersburg, Pennsylvania (its corporate headquarters); 13-23 South Market Street, Elizabethville, Pennsylvania; 3679 Peters Mountain Road, Halifax, Pennsylvania; 906 N. River Road, Halifax, Pennsylvania; 800 Peters Mountain Road, Dauphin, Pennsylvania; Main and Market Streets, Lykens, Pennsylvania; Route 209, Porter Township, Schuylkill County, Pennsylvania; 29 E. Main Street, Tremont, Schuylkill County, Pennsylvania; Second and Carroll Streets, St. Clair, Schuylkill County, Pennsylvania; R.D. 3, Mill Creek Manor, Pottsville, Schuylkill County, Pennsylvania; 300 East Independence Street, Shamokin, Northumberland County, Pennsylvania; Route 61, R.D. 1, Orwigsburg, Schuylkill County, Pennsylvania; One South Arch Street, Milton, Northumberland County, Pennsylvania; 4 West Broad Street, Hazleton, Luzerne County, Pennsylvania;
702 West Main Street, Valley View, Schuylkill County, Pennsylvania; 735 Center Street, Ashland, Schuylkill County, Pennsylvania; P.O. Box 44, Gordon, Schuylkill County, Pennsylvania; and 436 Main Street, Lavelle, Schuylkill County, Pennsylvania. Real property located at 911 N. Centre Street, Pottsville, Schuylkill County, Pennsylvania and Westside Drive, Shamokin Dam, Snyder County, Pennsylvania is owned in contemplation of future expansion. In addition thereto, CBNA leases an office at Main Street, Pillow, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2008. Also, the Bank leases offices at Route 93, Conyngham, Luzerne County, Pennsylvania; 77 Airport Road, Hazleton, Luzerne County, Pennsylvania; and
6700 Derry Street, Rutherford, Dauphin County, Pennsylvania. From time to time, the subsidiary bank also acquires real estate by virtue of foreclosure proceedings, which real estate is disposed of in the usual and ordinary course of business as expeditiously as is prudently possible.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

          No matters were submitted to a vote of security holders during the fourth quarter of 1996.



                                                             APPENDIX A


                                       -4-

                                      RETURN ON EQUITY AND ASSETS
                    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993, and 1992
                                       1996         1995         1994        1993         1992

Return on average equity              12.08%       11.27%       12.61%       12.54%       12.48%

Return on average assets               1.40%        1.28%        1.39%        1.40%        1.36%

Average equity to average assets      11.63%       11.36%       10.99%       11.18%       10.92%

Dividend payout ratio                 40.13%       42.23%       36.74%       35.00%       33.85%


                                                 -5-
                                                                   APPENDIX A
                                                                   Continued


                                                    AMORTIZED COST AND ESTIMATED VALUES OF INVESTMENT
                                                                       SECURITIES
                                                                 (dollars in thousands)
                                                          AT DECEMBER 31, 1996, 1995, and 1994

                                                     1996                     1995                     1994
                                                         Estimated                Estimated                Estimated
                                             Amortized     Market     Amortized     Market     Amortized     Market
                                               Cost        Value         Cost       Value         Cost       Value

Mortgage backed U.S. Government agencies   $ 69,837    $ 68,528      $ 45,888    $ 46,153     $ 43,926    $ 41,900
U.S. Treasury and U.S. Government agencies   40,267      40,432        27,719      28,031       39,929      38,318
Obligations of states and political sub-
   divisions                                 30,496      30,958        34,067      34,941       42,428      41,926
Other securities                              4,450       5,528         7,232       8,301        7,082       7,466
   Total                                   $145,050    $145,446      $114,906    $117,426     $133,365    $129,610
                                           ========    ========      ========    ========     ========    ========



                                  COMMUNITY BANKS, INC. and SUBSIDIARIES
                            MATURITY DISTRIBUTION OF SECURITIES (Market Value)
                                          (dollars in thousands)
                                         as of December 31, 1996



                                                    One           Five                                           Weighted
                                      Within     Through        Through        After                 Average     Average
                                      One Year   Five Years     Ten Years    Ten Years   Total      Maturity     Yield <F1>
U.S. Government and agencies         $27,367     $40,932       $23,446      $17,215    $108,960    6 yr. 11 mos. 6.69%
Obligations of states and political
   subdivisions                        3,379      13,226        13,564          789      30,958    4 yr. 10 mos. 6.59%
Other                                  4,405       1,034            89          ---       5,528           4 mos. 3.64%

     Total                           $35,151     $55,192       $37,099      $18,004    $145,446    6 yr.  2 mos. 6.55%
                                     =======     =======       =======      =======    ========

Percentage of total                    24.2%       37.9%         25.5%        12.4%       100.0%
                                       =====       =====         =====        =====       ======

Weighted average yield <F1>            5.73%       6.39%         7.11%        7.49%        6.55%
                                       =====       =====         =====        =====        =====


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

                                                                Appendix A
                                                                Continued

                                                           LOAN ACCOUNT COMPOSITION
                                                             (dollars in thousands)
                                                               as of December 31


                                          1996                 1995            1994                 1993              1992
                                       Amount  Percent    Amount  Percent  Amount    Percent Amount    Percent  Amount Percent
Commercial, financial and agricultural $ 44,129   16.8%  $ 38,251   15.7%  $ 32,243    14.8% $ 28,087   14.5% $ 21,829   11.7%
Real estate-construction                  1,816    0.7      3,283    1.4      3,354     1.6     1,573    0.8     1,796    1.0
Real estate-mortgage                    151,299   57.8    133,389   54.8    124,320    57.0   108,112   55.6   101,866   54.6
Personal-installment                     59,142   22.6     62,373   25.6     51,953    23.8    49,777   25.6    53,061   28.5
Other                                     5,590    2.1      6,012    2.5      6,142     2.8     6,705    3.5     7,879    4.2
                                        261,976  100.0%   243,308  100.0%   218,012   100.0%  194,254  100.0%  186,431  100.0%
Less:                                            =====             =====              =====            =====            =====
   Unearned discount                    (11,965)          (11,671)           (9,141)           (8,122)          (8,692)
   Reserve for loan losses               (2,798)           (2,574)           (2,346)           (2,120)          (1,891)
                                       $247,213          $229,063          $206,525          $184,012         $175,848
                                       ========           ========          ========          ========         ========

     The Corporation's loan activity is principally with customers located within the local market area. The Corporation continues to maintain a diversified loan portfolio and has no significant loan concentration in any economic sector. Increased loan demand in 1996 resulted in increases in commercial, financial, and agricultural and real estate loan balances of 15%, and 12%, respectively. Commercial, financial and agricultural loans represented 16.8% of total loans at December 31, 1996 and consist principally of commercial lending secured by financial assets of businesses including account receivables, inventories and equipment, and, in most cases, include liens on real estate. Real estate construction and mortgage loans are primarily 1 to 4 family residential loans secured by residential properties within the bank's market area. Personal-installment loans comprised 22.6% of total loans at December 31, 1996 and consist principally of secured loans for items such as automobiles, property improvement, household and other consumer goods. The Corporation continues to sell fixed rate mortgages in the secondary market to avoid associated interest rate risk. Historically, relative credit risk of commercial, financial, and agricultural loans has generally been greater than that of other types of loans.


                            MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST
          RATES FOR COMMERCIAL, FINANCIAL AND AGRICULTURAL AND REAL ESTATE - CONSTRUCTION LOANS
                                          (dollars in thousands)
                                          as of December 31, 1996

                                                             Maturity Distribution

                                               One Year       One to      Over Five
                                                Or Less      Five Years     Years     Total
        Commercial, Financial and
          agricultural                         $24,697        $14,676       $4,756   $44,129
        Real estate-construction                 1,816            ---          ---     1,816
                                               $26,513        $14,676       $4,756   $45,945
                                               =======        =======       ======   =======

                                                        Interest Sensitivity

                                               Variable         Fixed        Total
           Due in one year or less             $24,385         $2,128       $26,513
           Due after one year                   19,276            156        19,432
                                               $43,661         $2,284       $45,945
                                               =======         ======       =======

                                                               APPENDIX A
                                                               Continued

                                                     NONPERFORMING LOANS <F1>
                                                     (dollars in thousands)
                                                       as of December 31


                                                     1996          1995          1994         1993         1992
     Loans past due 90 days or more:
        Commercial, financial and agricultural     $   20        $  120        $  152       $    9       $  196
        Mortgages                                     547           558           440          485        1,017

        Personal installment                          189           236           226          219          596
        Other                                          11           ---             1            9           10
                                                      767           914           819          722        1,819

     Loans renegotiated with the borrowers            NONE         NONE          NONE        NONE           NONE

     Loans on which accrual of interest has
      been discontinued:
        Commercial, financial and agricultural        723            415           327          50           64
        Mortages                                    1,904          1,245           888       1,244          931
        Other                                         283             99            30          59           77
                                                    2,910          1,759         1,245       1,353        1,072

     Other real estate owned                          351            302           338         381          167

           Total                                   $4,028         $2,975        $2,402      $2,456       $3,058
                                                   ======         ======        ======      ======       ======

<F1> The determination to discontinue the accrual of interest on nonperforming loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

     The approximate amount that would have been accrued on those loans for which interest was discontinued in 1996 was $217,000. Interest income from these loans would have approximated $141,000 in 1995.

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

                                                              APPENDIX A
                                                              Continued

                                                          LOAN LOSS EXPERIENCE

                                                         (dollars in thousands)

                                   For the years ended December 31, 1996, 1995, 1994, 1993, and 1992

                                                              1996        1995         1994        1993        1992
          Loans at year-end, net of unearned income        $250,011     $231,637     $208,871    $186,132   $177,739
                                                           ========     ========     ========    ========   ========
          Average loans balance <F1>                       $243,840     $222,624     $196,751    $187,513   $181,226
                                                           ========     ========     ========    ========   ========
          Balance, allowance for loan losses,
                 January 1                                 $  2,574     $  2,347     $  2,120    $  1,891   $  1,735

          Net charge-offs <F2>                                 (818)        (501)        (286)       (703)      (702)

          Provision for loan losses                           1,042          728          513         932        858



          Balance, allowance for loan losses,
               December 31 <F2>                             $  2,798    $  2,574     $  2,347    $  2,120   $  1,891
                                                            ========    ========     ========    ========   ========
          Net charge-offs to loans at year end                  .33%        .22%         .14%        .38%       .39%

          Net charge-offs to average loans <F1>                 .34         .23          .15         .37        .39

          Balance of allowance for loan losses
               to loans at year end                            1.12        1.11         1.12        1.14       1.06

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

     The provision for loan losses totalled $1,042,000 for the year ended December 31, 1996 compared to $728,000, $513,000, $932,000, and $858,000 for the years ended December 31, 1995, 1994, 1993, and 1992, respectively. The relationship of the allowance for loan losses to loans at year end approximated 1.12% compared to ratios of 1.06% to 1.14% for the previous four years. In reviewing the adequacy of the allowance for loan losses, management considered the relationship of nonaccrual loans, other real estate owned, and accruing loans contractually past due 90 days or more to total assets. This relationship approximated .93%, .78%, .65%, .71%, and .91% at year-end 1996, 1995, 1994, 1993, and 1992, respectively.

                                                     -9-
                                                            APPENDIX A
                                                            Continued

                                                            LOANS CHARGED OFF AND RECOVERED
                                                                (dollars in thousands)
                                           for the years ended December 31, 1996, 1995, 1994, 1993, and 1992




                                                    1996          1995          1994         1993         1992
Loans charged off:
   Commercial, financial and agricultural         $   17           ---           ---          ---       $   63
   Real estate-mortgage                              133          $115          $151       $  156          210
   Personal installment                            1,053           647           493          828          681
   Other                                              93            78           119           66           59
Total                                              1,296           840           763        1,050        1,013

Loans recovered:
   Commercial, financial and agricultural              6           ---           ---          ---            6
   Real estate-mortgage                               27            29            83           79            4
   Personal installment                              415           295           361          254          291
   Other                                              30            15            33           14           10
      Total                                          478           339           477          347          311
         Net charge-offs                          $  818          $501          $286       $  703       $  702
                                                  ======          ====          ====       ======       ======


                                                                     ALLOCATION OF
                                                              ALLOWANCE FOR LOAN LOSSES<F1>
                                                              (dollars in thousands)
                                                                   as of December 31

                                                       1996         1995          1994          1993           1992
Loans:
   Commercial, financial and agricultural            $  631        $  355        $  452       $   577        $  715
   Real estate-construction                               2            --             1           ---            19
   Real estate-mortgage                                 684           690           353           260           568
   Installment                                          823           639           598           564           482
   Unallocated                                          658           890           943           719           107
Balance                                              $2,798        $2,574        $2,347        $2,120        $1,891
                                                     ======        ======        ======        ======        ======

<F1>See Schedule "Loan Account Composition" for the percent of loan classification to total loans.

                                                 MATURITY DISTRIBUTION OF TIME
                                                 DEPOSITS OF $100,000 OR MORE
                                                    (dollars in thousands)
                                                    as of December 31, 1996
Remaining to Maturity:
   Less than three months                                            $ 3,596
   Three months to six months                                          2,135
   Six months to twelve months                                         2,968
   More than twelve months                                             4,228
                                                                     $12,927
                                                                     =======

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

          The negative GAP between the Bank's interest-earning assets and interest-bearing liabilities maturing or repricing within one year approximated 1.0% of total assets at December 31, 1996.

          Significant maturity/repricing assumptions include the presentation of all savings and NOW accounts as being 75% interest rate sensitive. Equity securities are reflected in the shortest time interval. Assumed paydowns on mortgage-backed securities and loans have also been included in all time intervals.

          The following table sets forth the scheduled repricing or maturity of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1996.

     Interest Rate Sensitivity
     At December 31, 1996            1-90       90-180      180-365     1 year     Total
     Dollars in thousands            days        days         days     or more
Assets
Interest-bearing deposits in
  other banks                       $ 1,297     $  100         ---         ---   $  1,397
Investment securities                15,213      7,206     $12,732    $110,295    145,446
Federal funds sold                      ---        ---         ---         ---        ---
Loans, net of unearned income<F1>    76,730     99,891      18,576      54,814    250,011
Loans held for sale                   4,622        ---         ---         ---      4,622
Total                               $97,862   $107,197     $31,308    $165,109   $401,476

Liabilities
Savings                             $29,519    $29,518     $59,036     $32,296   $150,369
Time                                 34,784     33,359      28,476      55,996    152,615
Time in denominations of
 $100,000 or more                     3,596      2,135       2,968       4,228     12,927
Short-term borrowings                13,217        ---         ---         ---     13,217
Long-term debt                          ---        ---       4,000      21,000     25,000
Total                               $81,116    $65,012     $94,480    $113,520   $354,128

Interest Sensitivity Gap
Periodic                            $16,746    $42,185     $(63,172)   $51,589
Cumulative                                      58,931       (4,241)    47,348

<F1>Does not include nonaccrual loans.

                                            PART II

Item 5.  Market for Registrant's Common Stock and
         Related Stockholder Matters:

          Incorporated by reference is the information appearing under the heading "Market for the Holding Company's Common Stock and Related Securities Holder Matters" on page 3 of the Annual Report to Stockholders for the year ended December 31, 1996 (hereafter referred to as the "Annual Report").

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

Item 8.  Financial Statements and Supplementary Data:

          The consolidated financial statements, together with the report thereon of Coopers & Lybrand L.L.P. dated January 13, 1997, are incorporated by reference to pages 6 through 19 of the Annual Report.

Item 9.  Disagreements on Accounting and Financial Disclosures:

         None.

                                         PART III

Item 10.  Directors and Executive Officers of the Registrant:

          The following table sets forth the name and age of each director of Community Banks, Inc. as well as the director's business experience, including occupation for the past 5 years, the period during which he has served as a director of the Bank, or its wholly-owned subsidiary, Community Banks, N.A. (Formerly Upper Dauphin National Bank), and the number and percentage of outstanding shares of Common Stock of the Bank beneficially owned by said directors as of December 31, 1996.

                                                                   Percentage
                     Business Experience              Amount and      of
                     Including Principal              Nature of    Outstanding
                     Occupation for the    Director   Beneficial   Common Stock
Name and Age           Past Five Years     Since (1)  Ownership(2)     Owned

Thomas L. Miller     Chairman of Bank        1966      33,008 (12)   1.15%
   Age 64

Kenneth L. Deibler   Self-Employed           1966      21,785 (3)     .76%
   Age 74              Insurance Broker
                       Elizabethville, PA

Leon E. Kocher       Chairman of the Board,  1963      17,275         .60%
   Age 84              Kocher Enterprise, Inc.
                       Millersburg, PA

Ernest L. Lowe       President of Bank       1990      19,553 (11)    .68%
   Age 60

Robert W. Rissinger  Sec./Treasurer          1968     151,254 (4)    5.27%
   Age 70              Alvord Polk Tool Co.                   (5)
                       (cutting tools)
                       Engle Rissinger Auto Group
                       Millersburg, PA

Allen Shaffer        Attorney-at-Law         1961      27,073 (9)     .94%
   Age 71              Millersburg and
                       Harrisburg, PA

William C. Troutman  President,              1968      92,470 (6)    3.22%
   Age 81              The W. C. Troutman Co.
                       (automobile dealership)
                        Millersburg, PA

James A. Ulsh        Attorney-at-Law         1977       9,722         .34%
   Age 50              Mette, Evans &
                       Woodside
                       Harrisburg, PA

Samuel E. Cooper     Superintendent,         1992       1,252         .04%
   Age 63              Warrior Run
                       School District
                       Turbotville, PA

Susan K. Nenstiel    Insurance Broker        1996         132          --
   Age 45              Nenstiel and Nenstiel
                       Hazleton, PA

                                                                      Percentage
                     Business Experience               Amount and       of
                     Including Principal               Nature of    Outstanding
                     Occupation for the    Director    Beneficial   Common Stock
 Name and Age         Past Five Years      Since (1)   Ownership(2)    Owned

Ronald E. Boyer        President,              1981      12,999 (7)     .45%
   Age 59                Alvord-Polk Tool Co.
                         (manufacturing of
                         cutting tools)
                         Millersburg, PA

Peter DeSoto           President,              1981      25,826         .90%
   Age 57                Metal Industries, Inc.
                         (manufacturing of metal
                         products)
                         Elizabethville, PA

Thomas W. Long         President,              1981      13,799 (8)     .48%
   Age 67                Millersburg Hardware
                         Millersburg, PA

Donald L. Miller       President, Miller Bros. 1981      55,876        1.95%
   Age 67                Dairy
                         Millersburg, PA

Ray N. Leidich         Dentist                 1985      42,842 (10)    1.49%
   Age 68                Tremont, PA



    (1) Includes service as a director of CBNA (formerly Upper Dauphin National Bank), a wholly-owned subsidiary of the bank, prior to 1983 and service as a director of the bank after 1983.

   (2) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after December 31, 1996. Beneficial ownership may be disclaimed as to certain of the securities.

   (3)  Includes 1,697 shares owned by Mr. Deibler's grandchildren.

   (4) Includes 3,819 shares owned by Alvord-Polk Tool Co., Inc. the stock of which is held 50% by Robert Rissinger and 50% by Ronald E. Boyer.

   (5) Includes 8,509 shares owned by Engle Ford, Inc., 27,512 shares owned by Mr. Rissinger's spouse, Shirley Rissinger, and 4,693 shares owned by Engle Ford, Inc. Profit Sharing Plan in which Mr. Rissinger is Co-Trustee.

   (6) Includes 20,573 shares owned by Mr. Troutman's spouse, Dorothy Troutman and 5,824 shares owned by W.C. Troutman Co.

   (7) Includes 3,819 shares owned by Alvord-Polk Tool Co., Inc., the stock of which is held 50% by Robert W. Rissinger and 50% by Ronald E. Boyer, and 151 shares owned by Mr. Boyer's wife, Judith Boyer.

   (8) Includes 8,157 shares owned by the Trust of Mr. Long's mother, Leah Long.

   (9)  Includes 4,617 shares owned by Mr. Shaffer's Pension plan.

  (10)  Includes 21,421 shares owned by Dr. Leidich's wife, Dolores Leidich.

  (11) Includes 112 shares owned by Mr. Lowe's wife, Barbara and 70 shares owned by Mr. Lowe's children and incentive stock options to acquire 18,273 shares.

  (12)  Includes incentive stock options to acquire 24,225 shares.

  (13)  Includes incentive stock options to acquire 11,595 shares.

  (14) Includes incentive stock options to acquire 7,220 shares and 115 shares registered to Mr. Lawley for his minor children.

  (15)  Includes incentive stock options to acquire 4,384 shares.


Section 16(a) Beneficial Ownership Reporting Compliance

          In 1996, to the knowledge of CBI, all Executive Officers and directors timely filed all reports with the Securities Exchange Commission, except for Thomas L. Miller, who filed one Form 4 report, regarding one transaction, in an untimely manner.

          None of the directors or nominee directors are directors of other companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.



Executive Officers:

          The following table sets forth the executive officers of Community Banks, Inc., their ages, their positions with Community Banks, Inc. and the beneficial ownership (as determined in accordance with the rules and regulations of the Securities and Exchange Commission) of Common Stock of the Bank by each of such persons as of December 31, 1996.



                                                       Amount and   Percentage
                       Principal Occupation            Nature of       of
                         for the Past Five             Beneficial   Outstanding
Name and Age                    Years        Term (1)  Ownership(2) Common Stock

Thomas L. Miller  Chairman & Chief Executive  1966        33,008 (12)  1.15%
   Age 64           Officer

Ernest L. Lowe    President,                  1985        19,553 (11)   .68%
   Age 60           Chief Operating Officer

Terry L. Burrows  Executive Vice President,   1977        11,761 (15)   .41%
   Age 48           Chief Financial Officer

David E. Hawley   Executive Vice President,   1975        11,733 (13)   .41%
   Age 58           Corporate Property Officer

Robert W. Lawley  Executive Vice President,   1980         7,369 (14)   .26%
   Age 42           Chief Lending Officer





(1)  Initial year employed in this capacity.

          The following is all shares beneficially owned by all directors and executive officers of the Bank as a group:


                                          Amount and Nature
                                            of Beneficial
                                              Ownership

                                                                  Percent
                       Title of Class     Direct     Indirect     of Class

                          Common          378,943    172,967       19.24%




Item 11.  Executive Compensation:

          Information regarding executive compensation is omitted from this report as the holding company has filed a definitive proxy statement for its annual meeting of shareholders to be held May 6, 1997; and the information included therein with respect to this item is incorporated herein by reference.


Pension Plan:

          The Bank maintains a pension plan for its employees. An employee becomes a participant in the pension plan on January 1 or July 1 after completion of one year of service (12 continuous months) and attainment of the age 21 years. The cost of the pension is actuarially determined and paid by the Bank. The amount of monthly pension is equal to 1.15% of average monthly pay up to $650, plus .60% of average monthly pay in excess of $650, multiplied by the number of years of service completed by an employee. Average monthly pay is based upon the 5 consecutive plan years of highest pay preceeding retirement. The maximum amount of annual compensation used in determining retirement benefits is $150,000. A participant is eligible for early retirement after attainment of the age of 60 years and the completion of 5 years of service. The early retirement benefit is the actuarial equivalent of the pension accrued to the date of early retirement. Thomas L. Miller and Ernest L. Lowe have been credited with 38 and 12 years of service, respectively, under the pension plan as of December 31, 1996.

          The amounts shown on the following table assume an annual retirement benefit for an employee who chose a straight-line annuity and who is presently 50 years old and who will retire at the age of 65 years.

                                         Remuneration
     Years of
     Service   $35,000  $55,000  $75,000  $95,000   $115,000  $135,000   $150,000   $175,000   $200,000   $225,000

      15       $ 8,486  $13,736  $18,986  $24,236    $29,486    $34,736   $38,673    $38,673    $38,673    $38,673
      20       $11,314  $18,314  $25,314  $32,314    $39,314    $46,316   $51,564    $51,564    $51,564    $51,564
      25       $14,143  $22,893  $31,643  $40,393    $49,143    $57,893   $64,455    $64,455    $64,455    $64,455
      30       $16,971  $27,471  $37,971  $48,471    $58,971    $69,471   $77,346    $77,346    $77,346    $77,346
      35       $19,800  $32,050  $44,300  $56,550    $68,800    $81,050   $90,237    $90,237    $90,237    $90,237
      40       $22,138  $35,778  $49,418  $63,058    $76,698    $90,338  $100,568   $100,568   $100,568   $100,568


     Directors' Compensation:

          Each director of CBI is paid a quarterly fee of $600.00. In addition, each outside director receives a fee of $200.00 for attendance at the regular quarterly meetings of the Board of Directors of CBI. Each director who is not an executive officer also receives $200 for attendance at each committee meeting of CBI.



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

          (b)  Certain Business Relationships

          Allen Shaffer, a director of the Bank, is an attorney practicing in Harrisburg and Millersburg, Pennsylvania, who has been retained in the last two fiscal years by the Bank and who the Bank proposes to retain in the current fiscal year. James A. Ulsh, a director of the Bank, is a shareholder/ employee of the law firm of Mette, Evans & Woodside, Harrisburg, Pennsylvania which the Bank has retained in the last two fiscal years and proposes to retain in the current fiscal year. Thomas J. Carlyon, a director of CBNA, is a partner in the law firm of Carlyon & McNelis, Hazleton, Pennsylvania, which CBI has retained in the last two fiscal years and proposes to retain in the current fiscal year.

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

                                                  PART IV

Item 14.  Exhibits, Financial Statements Schedules and
          Reports on Form 8-K:
                                                             Reference (page)
                                                                      Annual
                                                            Form    Report to
                                                            10-K    Shareholders
(a) (1)   Consolidated Financial Statements
          Report of Independent Public
             Accountants                                     --          19

          Balance Sheets as of December 31, 1996
             and 1995                                        --           6

          Statements of Income for each of the three years
             ended December 31, 1996                         --           7

          Statements of Changes in Stockholders'
             Equity for each of the three years ended
             December 31, 1996                               --           8

          Statements of Cash Flows for each of the three
             years ended December 31, 1996                   --           8


          Notes to Financial Statements                      --         9-18


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

          (21) Subsidiaries of the Registrant (see Item 1, pages 2 and 3).

(b) The registrant did not file on Form 8-K during the Fourth quarter of the Fiscal year ended December 31, 1996.

                              CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Community Banks, Inc. on Form S-8 (File No. 0-15786 and File No. 33-24908) of our report, dated January 13, 1997 on our audits of the consolidated financial statements of Community Banks, Inc. as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995, and 1994, which report is incorporated by reference in this Annual Report on Form 10-K.




                                                      Coopers & Lybrand, L.L.P.
One South Market Square
Harrisburg, Pennsylvania
March 20, 1997

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

     Date:  March 6, 1997

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                Title                      Date

     /S/  Terry L. Burrows      Ex. Vice President and         3/6/97
         (Terry L. Burrows)     Principal Financial Officer

     /S/  Ronald E. Boyer       Director                       3/6/97
         (Ronald E. Boyer)

     /S/  Kenneth L. Deibler    Director                       3/6/97
         (Kenneth L. Deibler)

     /S/    Peter Desoto        Director                       3/6/97
           (Peter DeSoto)

     /S/   Leon E. Kocher       Director                       3/6/97
          (Leon E. Kocher)

     /S/   Ray N. Leidich       Director                       3/6/97
          (Ray N. Leidich)

     /S/   Thomas W. Long       Director                       3/6/97
          (Thomas W. Long)

     /S/  Ernest L. Lowe        Director                       3/6/97
         (Ernest L. Lowe)

     /S/  Donald L. Miller      Director                       3/6/97
         (Donald L. Miller)

     /S/ Robert W. Rissinger    Director                       3/6/97
        (Robert W. Rissinger)

     /S/  Allen Shaffer         Director                       3/6/97
         (Allen Shaffer)

     /S/  William C. Troutman   Director                       3/6/97
         (William C. Troutman)

     /S/  James A. Ulsh         Director                       3/6/97
         (James A. Ulsh)