Form 10-Q
period 1997-03-31
COMMUNITY BANKS INC /PA/
filed 1997-05-13
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                       For the Quarter Ended March 31, 1997


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


                                                   Yes  X     No

                Number of Shares Outstanding as of March 31, 1997.

      CAPITAL STOCK-COMMON                                    3,029,090
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











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month periods ending March 31, 1997 and 1996.


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





































                                       -1-






   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                                March 31,         December 31,
                                                  1997                1996


   ASSETS

   Cash and due from banks...................     $ 15,795         $ 16,547
   Interest-bearing time deposits in other
      banks..................................          670            1,397
   Investment securities, available for sale
      (market value).........................      144,637          145,446
   Loans.....................................      261,369          261,976
   Less:  Unearned income....................      (11,747)         (11,965)
          Allowance for loan losses..........       (2,930)          (2,798)
          Net loans..........................      246,692          247,213
   Premises and equipment, net...............        8,134            7,848
   Goodwill..................................        1,087            1,147
   Other real estate owned...................          467              351
   Loans held for sale.......................        3,188            4,622
   Accrued interest receivable and other
      assets.................................        7,711            7,947

      Total assets...........................     $428,381         $432,518
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 25,886         $ 27,345
      Savings................................      155,446          150,369
      Time...................................      152,880          152,615
      Time in denominations of $100,000 or
       more..................................       13,664           12,927
      Total deposits.........................      347,876          343,256
   Short-term borrowings.....................        3,806           13,217
   Long-term debt............................       25,000           25,000
   Accrued interest payable and other
      liabilities............................        3,339            3,306

      Total liabilities......................      380,021          384,779


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 5,000,000
      shares authorized; 3,050,013 and
      2,888,088 shares issued in 1997 and
      1996, respectively.....................       15,250           14,440
   Surplus...................................       17,800           13,716
   Retained earnings.........................       16,052           19,743
   Net unrealized gain (loss) on investment
    securities available for sale, net of tax         (321)             261
   Less:  Treasury stock of 20,923 and 19,927
      shares, respectively, at cost..........         (421)            (421)
      Total stockholders' equity.............       48,360           47,739
      Total liabilities and stockholders'
       equity................................     $428,381         $432,518
                                                  ========         ========



   The accompanying notes are an integral part of the consolidated financial statements.

                                     -2-



   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)


                                                        Three Months Ended
                                                             March 31,
                                                          1997       1996
   Interest income:
   Interest and fees on loans.................      $    5,788   $    5,529
   Interest and dividends on investment
    securities:
        Taxable...............................           1,921        1,359
        Exempt from federal income tax........             384          442
   Fed funds interest.........................              15           81
   Other interest income......................              19           12
        Total interest income.................           8,127        7,423

   Interest expense:
   Interest on deposits:
        Savings...............................             795          760
        Time..................................           2,018        2,053
        Time in denominations of $100,000 or
         more.................................             179          155
   Interest on short-term borrowings and
    long-term debt............................             242          114
   Fed funds purchased and repo interest......             201          ---
        Total interest expense................           3,435        3,082
        Net interest income...................           4,692        4,341
   Provision for loan losses..................             240          202
        Net interest income after provision
         for loan losses......................           4,452        4,139

   Other income:
        Trust department income...............              71           67
        Service charges on deposit accounts...             241          220
        Other service charges, commissions
         and fees.............................              56           45
        Investment security gains ............             296          147
        Income on insurance premiums..........             144          133
        Gains on mortgage sales...............              40          ---
        Other income..........................             109           32
             Total other income...............             957          644
   Other expenses:
        Salaries and employee benefits........           1,541        1,507
        Net occupancy expense.................             512          471
        Operating expense of insurance
          subsidiary..........................             130           87
        Other operating expense...............             951          975
             Total other expense..............           3,134        3,040
             Income before income taxes.......           2,275        1,743
   Provision for income taxes.................             651          397
             Net income.......................      $    1,624   $    1,346
                                                    ==========   ==========
   Average number of fully diluted shares
    outstanding...............................       3,078,051    3,042,744
                                                    ==========    =========
   Earnings per share:
      Primary.................................      $      .54   $      .45
      Fully diluted...........................      $      .53   $      .44
   Dividends paid per share...................      $      .20   $      .17

   Per share data has been adjusted to reflect stock dividends.


   The accompanying notes are an integral part of the consolidated financial statements.
                                       -3-



   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)

                                                          Three Months Ended
                                                                March 31,
                                                            1997       1996


   Operating Activities:
      Net income......................................   $ 1,624      $ 1,346
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       240          202
         Provision for depreciation and amortization..       261          225
         Amortization of goodwill.....................        60           60
         Investment security gains....................      (296)        (147)
         Loans originated for sale....................       (89)        (304)
         Proceeds from sales of loans.................     1,563          ---
         Gains on mortgage sales......................       (40)         ---
         Decrease (increase) in other assets..........       401         (205)
         Increase (decrease) in accrued interest
          payable and other liabilities...............       169         (181)
           Net cash provided by operating activities..     3,893          996

   Investing Activities:
      Net decrease (increase) in interest-bearing time
       deposits in other banks........................       727        (595)
      Proceeds from sales of investment
       securities.....................................     8,854          408
      Proceeds from maturities of investment
       securities.....................................     6,087        4,920
      Purchases of investment securities..............   (14,719)      (8,140)
      Net decrease (increase) in total loans..........       165       (3,129)
      Purchases of premises and equipment.............      (547)        (481)
           Net cash used by investing activities......       567       (7,017)
   Financing Activities:
      Net increase in total deposits..................     4,620       11,881
      Net increase (decrease) in short-term borrowings    (9,411)        (209)
      Cash dividends..................................      (630)        (526)
      Proceeds from issuance of common stock..........       209           41
      Purchases of treasury stock.....................       ---          ---
           Net cash provided by financing activities..    (5,212)      11,187

           Increase (decrease) in cash and cash
            equivalents...............................      (752)       5,166


   Cash and cash equivalents at beginning of period...    16,547       17,085
   Cash and cash equivalents at end of period.........   $15,795      $22,251
                                                         =======      =======




   The accompanying notes are an integral part of the consolidated financial statements.

   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month periods ended March 31,1997 and 1996.

             The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on page 9 of the 1996 Annual Report to shareholders.

             In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for cumputing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

             SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted; however, restatement of all prior-period earnings per share data is required upon adoption. The impact of adoption of SFAS 128 on the Corporation's earnings per share data is immaterial. Community Banks, Inc. currently reports primary earnings per share and diluted earnings per share on its Consolidated Statements of Income.

   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at March 31, 1997 and December 31, 1996, were as follows:


                                                           1997


                                                                  Estimated
                                                Amortized           Market
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 34,842          $ 34,637
   Mortgage-backed U.S. government
    agencies................................      72,807            71,467
   Obligations of states and political
    subdivisions............................      32,320            32,381
   Corporate securities.....................       1,014             1,018
   Equity securities........................       4,141             5,134
         Total..............................    $145,124          $144,637
                                                ========          ========


                                                           1996

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 40,267          $ 40,432
   Mortgage-backed U.S. government
    agencies................................      69,837            68,528
   Obligations of states and political
    subdivisions............................      30,496            30,958
   Corporate securities.....................       1,101             1,123
   Equity securities........................       3,349             4,405
         Total..............................    $145,050          $145,446
                                                ========          ========

   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:

                                         Three months ended    Year Ended
                                              March 31,        December 31,
                                                1997               1996

   Balance, January 1..................       $2,798               $2,574
   Provision for loan losses...........          240                1,042
   Loan charge-offs....................         (193)              (1,296)
   Recoveries..........................           85                  478

   Balance, March 31, 1997 and
    December 31, 1996 .................       $2,930               $2,798
                                              ======               ======

                   NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                              March 31,          December 31,
                                                1997                 1996

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................            ---               $   20
      Mortgages.......................         $  613                  547
      Personal installment............            193                  189
      Other...........................              4                   11
                                                  810                  767

   Loans renegotiated with the borrowers         NONE                 NONE

   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................           720                  723
      Mortgages........................         1,876                1,904
      Other............................           241                  283
                                                2,837                2,910

   Other real estate...................           467                  351
      Total............................        $4,114               $4,028
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

   Impaired Loans
        The Corporation adopted FAS 114 "Accounting by Creditors for Impairment of a Loan", as amended by FAS 118, on January 1, 1995. Under the standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. For purposes of applying FAS 114, larger groups of smaller-balance loans such as residential mortgage and installment loans are collectively evaluated for impairment. Management has established a smaller-dollar-value threshold of $250,000 for all loans. Loans exceeding this threshold are evaluated in accordance with FAS 114. An insignificant delay or shortfall in the amount of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal business delays.

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

        At March 31, 1997 the Corporation recorded no investment in impaired loans recognized in accordance with FAS 114 and no related FAS 114 valuation allowance. For the three month period ended March 31, 1997, the average balance of impaired loans was negligible. The application of FAS 114 has not had any effect on the comparability of the non-performing loan table in footnote 3 between the periods presented. The company recognized no interest on impaired loans on the cash basis.


   4.  Statement of Cash Flows
            Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $40,000 and $60,000 and $3,352,000 and $3,243,000 for income taxes and interest, respectively, for each of the three month periods ended March 31, 1997 and 1996.

            Excluded from the consolidated statements of cash flows for the periods ended March 31, 1997 and 1996 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $116,000 and $2,000, respectively. The company also recorded a decrease in deferred tax liabilities of $136,000 and an increase of $165,000 in deferred tax assets in 1997. A decrease in deferred tax liabilities of $354,000 was recognized in 1996. These variations related to the effects of changes in the net unrealized gain (loss) on investment securities available for sale.

                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first three months of 1997 was $313,000 or 7.6% greater than net interest income after provision for loan losses for the first three months of 1996. Total interest income increased $704,000 or 9.5% during the period while total interest expense increased $353,000 or 11.5%. Average earning assets were approximately 10.4% greater during the first three months of 1997 than the first three months of 1996. Average loan balances increased 6.5% and average investment securities increased approximately 21.1% in 1997. Average interest-bearing liabilities increased approximately 13.1%. The average yields realized on earning assets approximated 8.3% during the first three months of 1997 and 1996. The average costs of interest-bearing liabilities approximated 4.0% for the same periods. Net interest margins on a tax equivalent basis approximated 5.0% and 5.1% for the first three months of 1997 and 1996, respectively. The provision for loan losses charged to income increased 18.8% in 1997. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $4,114,000 and $4,028,000, respectively, as of March 31, 1997 and December 31, 1996.

        Total other income for the first three months of 1997 was $313,000 or 48.6% more than total other income for the first three months of 1996. Affecting this change were security gains of $296,000 and $147,000 recognized in 1997 and 1996, respectively. Gains recognized on mortgage sales totalled $40,000 in 1997 while none were recognized in 1996. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been lower in 1997 than 1996. Loans held for sale as of March 31, 1997 totalled $3,188,000. The market value of these loans approximated book value at that time. Other income in 1997 was also affected by tax refunds. Total other expenses for the first three months of 1997 increased $94,000 or 3.1%. Contributing factors were increases of $34,000 or 2.3% in salaries and employee benefits and $41,000 in net occupancy expense.

        The provision for income taxes increased $254,000 for the first three months of 1997 in comparison to the first three months of 1996. Affecting this increase was a decline in tax-free income in 1997. The effective tax rates approximated 28.6% and 22.8% for the respective periods.

        The previously described factors contributed to a net increase of $278,000 or 20.7% in net income for the three month period ended March 31, 1997.

   Management's Discussion, Continued


   Financial Condition

        As of March 31, 1997 cash and due from banks was $752,000 or 4.5% less than it was at December 31, 1996. Interest-bearing time deposits in other banks, investment securities, and federal funds sold decreased $1,536,000 or 1.0% during this same period. The approximate market value of debt securities was $1,480,000 less than amortized cost at March 31, 1997. The approximate market value of debt securities was $660,000 less than amortized cost at December 31, 1996. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At March 31, 1997 and December 31, 1996, management classified investment securities with amortized costs and market values of $145,124,000 and $144,637,000, and $145,050,000 and $145,446,000, respectively, as available for sale. Gross unrealized gains and losses relating to debt securities approximated $577,000 and $2,057,000, respectively, at March 31, 1997. Net loans decreased $521,000 or 0.2% from December 31, 1996 to March 31, 1997. Affecting this change were an increase in real estate loans of $1,161,000 or 0.7% and a decrease of $4,054,000 or 6.6% in consumer loans. All other loans experienced modest increases during the period. The allowance for loan losses approximated 1.17% and 1.12% of net loans at March 31, 1997 and December 31, 1996. Much of the increase in net premises and equipment of $286,000 related to new banking offices. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at March 31, 1997 and December 31, 1996 these loans totalled $3,188,000 and $4,622,000, respectively. Affecting the decrease of $236,000 in accrued interest receivable and other assets was a decrease in accrued interest. These factors contributed to a decrease of $4,137,000 or 1.0% in total assets from December 31, 1996 to March 31, 1997.

        Total deposits increased $4,620,000 or 1.3% from December 31, 1996 to March 31, 1997. All of the increase can be attributed to increases in savings deposits. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities. Management decreased short-term borrowings in 1997 in an attempt to better balance rate sensitive assets and liabilities. At March 31, 1997 long-term debt totalling $25,000,000 was comprised of borrowings from the Federal Home Loan Bank of Pittsburgh of $15,000,000 and repurchase agreements totalling $10,000,000 at a weighted average interest rate of 5.86%.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 95% as of March 31, 1997.

        As of March 31, 1997 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 18% of risk-weighted assets. Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Corporation to reflect securities available and held for sale at fair value on the balance sheet. Upon adoption, the Corporation classified all investment securities as available for sale and recorded the increase to fair value of $2,246,000, net of applicable income taxes, as a separate component of equity. The decrease recorded to stockholders' equity at March 31, 1997 was $321,000, net of applicable income taxes. Management believes that this action is necessary to provide for proper administration of the investment portfolio and can be accommodated by the capitalization of the Corporation.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at March 31, 1997.


   Forward Outlook

        Management is unaware of any regulatory recommendations which, if implemented, would have a material effect on the liquidity, capital resources, or operations of CBI. Increased loan demand is anticipated for the remainder of 1997 and management will continue to carefully evaluate this demand based on the creditworthiness of the borrower and the relative strength of the economy in the Corporation's market.

        The Corporation is anticipating the maintenance of a favorable net interest margin throughout the remainder of 1997.

   Other Events

        On April 22, 1996, the Corporation announced plans to repurchase up to 130,500 shares or 5% of its outstanding common stock. The repurchases will be made from time to time in open market transactions. The repurchased shares will become Treasury shares and will be used for general corporate purposes, including grants under its Employee Stock Option Plans. As of March 31, 1997, the Corporation had purchased 15,000 shares pursuant to this repurchase plan.

        The Corporation declared a 5 percent stock dividend payable April 8, 1997, to shareholders of record on March 24, 1997.

                      COMMUNITY BANKS, INC. and SUBSIDIARIES

                     PART II - OTHER INFORMATION AND SIGNATURES


    Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits - none

             (b) Registrant was not required to file any reports on Form 8-K during the quarter ending March 31, 1997.





                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date        May 8, 1997                     /S/ Thomas L. Miller
                                                    Thomas L. Miller
                                                         Chairman
                                               (Chief Executive Officer)



    Date        May 8, 1997                     /S/ Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)