Form 10-Q
period 1997-06-30
COMMUNITY BANKS INC /PA/
filed 1997-08-07
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                       For the Quarter Ended June 30, 1997


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


                                                   Yes  X     No

                Number of Shares Outstanding as of June 30, 1997.

      CAPITAL STOCK-COMMON                                    3,013,052
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











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month and six month periods ending June 30, 1997 and 1996.


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










































                                       -1-






   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                                 June 30,         December 31,
                                                  1997                1996


   ASSETS

   Cash and due from banks...................     $ 20,002         $ 16,547
   Interest-bearing time deposits in other
      banks..................................        1,528            1,397
   Investment securities, available for sale
      (market value).........................      156,649          145,446
   Loans.....................................      266,178          261,976
   Less:  Unearned income....................      (11,640)         (11,965)
          Allowance for loan losses..........       (2,887)          (2,798)
          Net loans..........................      251,651          247,213
   Premises and equipment, net...............        8,216            7,848
   Goodwill..................................        1,027            1,147
   Other real estate owned...................          526              351
   Loans held for sale.......................        1,744            4,622
   Accrued interest receivable and other
      assets.................................        7,776            7,947

      Total assets...........................     $449,119         $432,518
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 29,010         $ 27,345
      Savings................................      158,817          150,369
      Time...................................      151,182          152,615
      Time in denominations of $100,000 or
       more..................................       13,386           12,927
      Total deposits.........................      352,395          343,256
   Short-term borrowings.....................        8,995           13,217
   Long-term debt............................       35,000           25,000
   Accrued interest payable and other
      liabilities............................        3,528            3,306

      Total liabilities......................      399,918          384,779


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 5,000,000
      shares authorized; 3,056,920 and
      2,888,088 shares issued in 1997 and
      1996, respectively.....................       15,285           14,440
   Surplus...................................       17,880           13,716
   Retained earnings.........................       16,954           19,743
   Net unrealized gain (loss) on investment
    securities available for sale, net of tax          198              261
   Less:  Treasury stock of 43,868 and 19,927
      shares, respectively, at cost..........       (1,116)            (421)
      Total stockholders' equity.............       49,201           47,739
      Total liabilities and stockholders'
       equity................................     $449,119         $432,518
                                                  ========         ========



   The accompanying notes are an integral part of the consolidated financial statements.

                                     -2-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)


                                                        Three Months Ended        Six Months Ended
                                                             June 30,                  June 30,
                                                          1997       1996          1997      1996
   Interest income:
   Interest and fees on loans.................          $5,798      $5,456       $11,586    $10,985
   Interest and dividends on investment
    securities:
        Taxable...............................           2,037       1,475         3,958      2,834
        Exempt from federal income tax........             409         391           793        833
   Fed funds interest.........................              13         108            28        189
   Other interest income......................              18          17            37         29
        Total interest income.................           8,275       7,447        16,402     14,870

   Interest expense:
   Interest on deposits:
        Savings...............................             834         810         1,629      1,570
        Time..................................           2,016       2,014         4,034      4,067
        Time in denominations of $100,000 or
         more.................................             179         165           358        320
   Interest on short-term borrowings and
    long-term debt............................             227         112           469        226
   Fed funds purchased and repo interest......             238         ---           439        ---
        Total interest expense................           3,494       3,101         6,929      6,183
        Net interest income...................           4,781       4,346         9,473      8,687
   Provision for loan losses..................             140         183           380        385
        Net interest income after provision
         for loan losses......................           4,641       4,163         9,093      8,302
   Other income:
        Trust department income...............              73          65           144        132
        Service charges on deposit accounts...             241         246           482        466
        Other service charges, commissions
         and fees.............................              44          66           100        111
        Investment security gains ............             123         130           419        277
        Income on insurance premiums..........             142         164           286        297
        Gains on mortgage sales...............              62          70           102         70
        Other income..........................              70          48           179         80
             Total other income...............             755         789         1,712      1,433

   Other expenses:
        Salaries and employee benefits........           1,592       1,547         3,133      3,054
        Net occupancy expense.................             496         448         1,008        919
        Operating expense of insurance
          subsidiary..........................              91         100           221        187
        Other operating expense...............           1,058         957         2,009      1,932
             Total other expense..............           3,237       3,052         6,371      6,092
             Income before income taxes.......           2,159       1,900         4,434      3,643
   Provision for income taxes.................             621         460         1,272        857

             Net income.......................          $1,538      $1,440       $ 3,162    $ 2,786
                                                        ======      ======       =======    =======
   Average number of fully diluted shares
    outstanding...............................       3,077,337   2,895,418     3,078,382  2,895,004
                                                     =========   =========     =========  =========
   Earnings per share:
      Primary.................................         $   .51      $  .48       $  1.05    $   .92
      Fully diluted...........................         $   .50      $  .48       $  1.03    $   .91
   Dividends paid per share...................         $   .21      $  .19       $   .41    $   .36

   Per share data has been adjusted to reflect stock dividends.


   The accompanying notes are an integral part of the consolidated financial statements.
                                       -3-



   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)

                                                           Six Months Ended
                                                                June 30,
                                                            1997       1996


   Operating Activities:
      Net income......................................   $ 3,162      $ 2,786
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       380          385
         Provision for depreciation and amortization..       514          457
         Amortization of goodwill.....................       120          120
         Investment security gains....................      (419)        (277)
         Loans originated for sale....................    (1,991)      (3,800)
         Proceeds from sales of loans.................     4,971        3,875
         Gains on mortgage sales......................      (102)         (70)
         Decrease (increase) in other assets..........      (104)       (1,304)
         Increase (decrease) in accrued interest
          payable and other liabilities...............       254          117
           Net cash provided by operating activities..     6,785        2,289

   Investing Activities:
      Net decrease (increase) in interest-bearing time
       deposits in other banks........................      (131)        (965)
      Proceeds from sales of investment
       securities.....................................    11,530          653
      Proceeds from maturities of investment
       securities.....................................    11,693       16,647
      Purchases of investment securities..............   (34,102)     (21,940)
      Net decrease (increase) in total loans..........    (4,718)      (6,275)
      Purchases of premises and equipment.............      (882)        (609)
           Net cash used by investing activities......   (16,610)     (12,489)
   Financing Activities:
      Net increase in total deposits..................     9,139       16,060
      Net increase (decrease) in short-term borrowings    (4,222)        (256)
      Proceeds from issuance of long-term debt........    10,000         ---
      Cash dividends..................................    (1,262)      (1,113)
      Proceeds from issuance of common stock..........       320           53
      Purchases of treasury stock.....................      (695)        (161)
           Net cash provided by financing activities..    13,280       14,583

           Increase (decrease) in cash and cash
            equivalents...............................     3,455        4,383


   Cash and cash equivalents at beginning of period...    16,547       17,085
   Cash and cash equivalents at end of period.........   $20,002      $21,468
                                                         =======      =======




   The accompanying notes are an integral part of the consolidated financial statements.

   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and six month periods ended June 30, 1997 and 1996.

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

   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at June 30, 1997 and December 31, 1996, were as follows:


                                                           1997


                                                                  Estimated
                                                Amortized           Market
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 38,836          $ 38,956
   Mortgage-backed U.S. government
    agencies................................      80,348            78,972
   Obligations of states and political
    subdivisions............................      32,001            32,291
   Corporate securities.....................       1,015             1,029
   Equity securities........................       4,149             5,401
         Total..............................    $156,349          $156,649
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
                                                ========          ========

   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:

                                          Six months ended    Year Ended
                                              June 30,        December 31,
                                                1997               1996

   Balance, January 1..................       $2,798               $2,574
   Provision for loan losses...........          380                1,042
   Loan charge-offs....................         (441)              (1,296)
   Recoveries..........................          150                  478

   Balance, June 30, 1997 and
    December 31, 1996 .................       $2,887               $2,798
                                              ======               ======

                   NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                               June 30,          December 31,
                                                1997                 1996

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................         $   72               $   20
      Mortgages.......................            510                  547
      Personal installment............            268                  189
      Other...........................              9                   11
                                                  859                  767

   Loans renegotiated with the borrowers         NONE                 NONE

   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................           818                  723
      Mortgages........................         2,027                1,904
      Other............................           258                  283
                                                3,103                2,910

   Other real estate...................           526                  351
      Total............................        $4,488               $4,028
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

        At June 30, 1997 the Corporation recorded no investment in impaired loans recognized in accordance with FAS 114 and no related FAS 114 valuation allowance. For the six month period ended June 30, 1997, the average balance of impaired loans was negligible. The application of FAS 114 has not had any effect on the comparability of the non-performing loan table in footnote 3 between the periods presented. The company recognized no interest on impaired loans on the cash basis.


   4.  Statement of Cash Flows
            Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $740,000 and $1,025,000 and $6,931,000 and $6,358,000 for income taxes and interest, respectively, for each of the six month periods ended June 30, 1997 and 1996.

            Excluded from the consolidated statements of cash flows for the periods ended June 30, 1997 and 1996 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $275,000 and $246,000, respectively. The company also recorded a decrease in deferred tax liabilities of $32,000 in 1997. A decrease in deferred tax liabilities of $833,000 was recognized in 1996. These variations related to the effects of changes in the net unrealized gain (loss) on investment securities available for sale.

                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first six months of 1997 was $791,000 or 9.5% greater than net interest income after provision for loan losses for the first six months of 1996. Total interest income increased $1,532,000 or 10.3% during the period while total interest expense increased $746,000 or 12.1%. Average earning assets were approximately 11.6% greater during the first six months of 1997 than the first six months of 1996. Average loan balances increased 6.5% and average investment securities increased approximately 25.7% in 1997. Average interest-bearing liabilities increased approximately 12.0%. The average yields realized on earning assets approximated 8.4% and 8.2% during the first six months of 1997 and 1996, respectively. The average costs of interest-bearing liabilities approximated 4.0% and 3.9% for the same periods. Net interest margins on a tax equivalent basis approximated 4.9% and 5.0% for the first six months of 1997 and 1996, respectively. The provision for loan losses charged to income decreased 1.3% in 1997. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $4,488,000 and $4,028,000, respectively, as of June 30, 1997 and December 31, 1996.

        Total other income for the first six months of 1997 was $279,000 or 19.5% more than total other income for the first six months of 1996. Affecting this change were security gains of $419,000 and $277,000 recognized in 1997 and 1996, respectively. Gains recognized on mortgage sales totalled $102,000 in 1997 while $70,000 were recognized in 1996. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been lower in 1997 than 1996. Loans held for sale as of June 30, 1997 totalled $1,744,000. The market value of these loans approximated book value at that time. Other income in 1997 was also affected by tax refunds. Total other expenses for the first six months of 1997 increased $279,000 or 4.6%. Contributing factors were increases of $79,000 or 2.6% in salaries and employee benefits and $89,000 in net occupancy expense.

        The provision for income taxes increased $415,000 for the first six months of 1997 in comparison to the first six months of 1996. Affecting this increase was a decline in tax-free income in 1997. The effective tax rates approximated 28.7% and 23.5% for the respective periods.

        The previously described factors contributed to a net increase of $376,000 or 13.5% in net income for the six month period ended June 30, 1997.

        The significant changes and related causes which occurred during the three month period ending June 30, 1997 were generally consistent with those described for the six month period ending June 30, 1997. Investment security gains decreased while gains on mortgage sales increased in the second quarter of 1997. Gains on mortgage sales were $62,000 and $70,000, respectively, for the three month periods ending June 30, 1997 and 1996. Investment security gains were $123,000 and $130,000 for the three month periods ending June 30, 1997 and 1996, respectively.

   Management's Discussion, Continued


   Financial Condition

        As of June 30, 1997 cash and due from banks was $3,455,000 or 20.9% greater than it was at December 31, 1996. This apparent increase was affected by a one day aberration for the average of cash and due from banks approximated $14,500,000 for June of 1997. Interest-bearing time deposits in other banks and investment securities increased $11,334,000 or 7.7% during this same period. Contributing to this change was an increase of $10,444,000 in mortgage-backed U.S. agency securities. The approximate market value of debt securities was $952,000 less than amortized cost at June 30, 1997. The approximate market value of debt securities was $660,000 less than amortized cost at December 31, 1996. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At June 30, 1997 and December 31, 1996, management classified investment securities with amortized costs and market values of $156,349,000 and $156,649,000, and $145,050,000 and $145,446,000,
   respectively, as available for sale. Gross unrealized gains and losses relating to debt securities approximated $916,000 and $1,868,000, respectively, at June 30, 1997. Net loans increased $4,438,000 or 1.8% from December 31, 1996 to June 30, 1997. Affecting this change were an increase in real estate loans and a decrease in consumer loans. Commercial loans increased $2,184,000 or 5.0% during the period. The allowance for loan losses approximated 1.13% and 1.12% of net loans at June 30, 1997 and December 31, 1996. Much of the increase in net premises and equipment of $386,000 related to new banking offices. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at June 30, 1997 and December 31, 1996 these loans totalled $1,744,000 and $4,622,000, respectively. Affecting the decrease of $171,000 in accrued interest receivable and other assets was a decrease in accrued interest. These factors contributed to an increase of $16,601,000 or 3.8% in total assets from December 31, 1996 to June 30, 1997.

        Total deposits increased $9,139,000 or 2.7% from December 31, 1996 to June 30, 1997. All of the increase can be attributed to increases in demand and savings deposits. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities. Management decreased short-term borrowings and increased long-term debt in 1997 in an attempt to better balance rate sensitive assets and liabilities. At June 30, 1997 long-term debt totalling $35,000,000 was comprised of borrowings from the Federal Home Loan Bank of Pittsburgh of $15,000,000 and repurchase agreements totalling $20,000,000 at a weighted average interest rate of 5.89%.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 92% as of June 30, 1997.

        As of June 30, 1997 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 18% of risk-weighted assets. Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Corporation to reflect securities available and held for sale at fair value on the balance sheet. Upon adoption, the Corporation classified all investment securities as available for sale and recorded the increase to fair value of $2,246,000, net of applicable income taxes, as a separate component of equity. The increase recorded to stockholders' equity at June 30, 1997 was $198,000, net of applicable income taxes. Management believes that this action is necessary to provide for proper administration of the investment portfolio and can be accommodated by the capitalization of the Corporation.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at June 30, 1997.


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

   Other Events

        On April 22, 1996, the Corporation announced plans to repurchase up to 130,500 shares or 5% of its outstanding common stock. The repurchases will be made from time to time in open market transactions. The repurchased shares will become Treasury shares and will be used for general corporate purposes, including grants under its Employee Stock Option Plans. As of June 30, 1997, the Corporation had purchased 37,945 shares pursuant to this repurchase plan.

        The Corporation declared a 5 percent stock dividend payable April 8, 1997, to shareholders of record on March 24, 1997.

                      COMMUNITY BANKS, INC. and SUBSIDIARIES

                     PART II - OTHER INFORMATION AND SIGNATURES


    Item 4.  Submission of Matters to Vote of Security Holders


         The annual meeting of shareholders of Community Banks, Inc. was held May 6, 1997 for the purpose of considering and voting upon the following matters:

             1. To elect five (5) Directors: Ray N. Leidich, Thomas W. Long, Donald L. Miller, and Samuel E. Cooper to serve until the 2001 Annual Meeting of Shareholders. In addition, Susan K. Nenstiel was elected to serve until 1999. Each director received affirmative votes representing at least 75.36% of the shares outstanding.



    Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits - none

             (b) Registrant was not required to file any reports on Form 8-K during the quarter ending June 30, 1997.





                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date    August 6, 1997                     /S/ Thomas L. Miller
                                                    Thomas L. Miller
                                                         Chairman
                                               (Chief Executive Officer)



    Date    August 6, 1997                    /S/ Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)