Form 10-Q
period 1997-09-30
COMMUNITY BANKS INC /PA/
filed 1997-11-13
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                     For the Quarter Ended September 30, 1997


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


                                                   Yes  X     No

              Number of Shares Outstanding as of September 30, 1997.

      CAPITAL STOCK-COMMON                                    3,016,247
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











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month and nine month periods ending September 30, 1997 and 1996.


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










































                                       -1-






   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                              September 30,       December 31,
                                                  1997                1996


   ASSETS

   Cash and due from banks...................     $ 13,578         $ 16,547
   Interest-bearing time deposits in other
      banks..................................        1,302            1,397
   Investment securities, available for sale
      (market value).........................      172,055          145,446
   Loans.....................................      267,032          261,976
   Less:  Unearned income....................      (11,892)         (11,965)
          Allowance for loan losses..........       (2,913)          (2,798)
          Net loans..........................      252,227          247,213
   Premises and equipment, net...............        8,386            7,848
   Goodwill..................................          967            1,147
   Other real estate owned...................          463              351
   Loans held for sale.......................        3,332            4,622
   Accrued interest receivable and other
      assets.................................        7,236            7,947

      Total assets...........................     $459,546         $432,518
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 24,938         $ 27,345
      Savings................................      158,809          150,369
      Time...................................      152,125          152,615
      Time in denominations of $100,000 or
       more..................................       14,730           12,927
      Total deposits.........................      350,602          343,256
   Short-term borrowings.....................        3,766           13,217
   Long-term debt............................       50,000           25,000
   Accrued interest payable and other
      liabilities............................        4,039            3,306

      Total liabilities......................      408,407          384,779


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 5,000,000
      shares authorized; 3,060,115 and
      2,888,088 shares issued in 1997 and
      1996, respectively.....................       15,301           14,440
   Surplus...................................       17,939           13,716
   Retained earnings.........................       17,864           19,743
   Net unrealized gain (loss) on investment
    securities available for sale, net of tax        1,151              261
   Less:  Treasury stock of 43,868 and 19,927
      shares, respectively, at cost..........       (1,116)            (421)
      Total stockholders' equity.............       51,139           47,739
      Total liabilities and stockholders'
       equity................................     $459,546         $432,518
                                                  ========         ========



   The accompanying notes are an integral part of the consolidated financial statements.

                                     -2-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)

                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                          1997       1996          1997      1996
   Interest income:
   Interest and fees on loans.................          $5,922      $5,719       $17,508    $16,704
   Interest and dividends on investment
    securities:
        Taxable...............................           2,350       1,676         6,308      4,510
        Exempt from federal income tax........             407         382         1,200      1,215
   Fed funds interest.........................              57           5            85        194
   Other interest income......................              18          16            55         45
        Total interest income.................           8,754       7,798        25,156     22,668

   Interest expense:
   Interest on deposits:
        Savings...............................             815         826         2,444      2,396
        Time..................................           2,042       1,995         6,076      6,062
        Time in denominations of $100,000 or
         more.................................             186         163           544        483
   Interest on short-term borrowings and
    long-term debt............................             407          96           876        322
   Fed funds purchased and repo interest......             334         142           773        142
        Total interest expense................           3,784       3,222        10,713      9,405
        Net interest income...................           4,970       4,576        14,443     13,263
   Provision for loan losses..................             140         245           520        630
        Net interest income after provision
         for loan losses......................           4,830       4,331        13,923     12,633
   Other income:
        Trust department income...............             107          65           251        197
        Service charges on deposit accounts...             271         249           753        715
        Other service charges, commissions
         and fees.............................              51          56           151        167
        Investment security gains ............              --           4           419        281
        Income on insurance premiums..........             150         189           436        486
        Gains on mortgage sales...............              31          47           133        117
        Other income..........................              57          38           236        118
             Total other income...............             667         648         2,379      2,081

   Other expenses:
        Salaries and employee benefits........           1,648       1,541         4,781      4,595
        Net occupancy expense.................             501         448         1,509      1,367
        Operating expense of insurance
          subsidiary..........................             104          63           325        250
        Other operating expense...............           1,020         920         3,029      2,852
             Total other expense..............           3,273       2,972         9,644      9,064
             Income before income taxes.......           2,224       2,007         6,658      5,650
   Provision for income taxes.................             630         546         1,902      1,403

             Net income.......................          $1,594      $1,461       $ 4,756    $ 4,247
                                                        ======      ======       =======    =======
   Average number of fully diluted shares
    outstanding...............................       3,082,332   3,057,031     3,078,629  3,058,925
                                                     =========   =========     =========  =========
   Earnings per share:
      Primary.................................         $   .53      $  .49       $  1.58    $  1.41
      Fully diluted...........................         $   .52      $  .48       $  1.54    $  1.39
   Dividends paid per share...................         $   .21      $  .19       $   .62    $   .55

   Per share data has been adjusted to reflect stock dividends.


   The accompanying notes are an integral part of the consolidated financial statements.
                                       -3-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                            1997       1996


   Operating Activities:
      Net income......................................   $ 4,756      $ 4,247
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       520          630
         Provision for depreciation and amortization..       796          700
         Amortization of goodwill.....................       180          180
         Investment security gains....................      (419)        (281)
         Loans originated for sale....................    (4,896)      (6,034)
         Proceeds from sales of loans.................     6,319        5,909
         Gains on mortgage sales......................      (133)        (117)
         Decrease (increase) in other assets..........       877         (912)
         Increase in accrued interest payable and
          other liabilities...........................       274          119
           Net cash provided by operating activities..     8,274        4,441

   Investing Activities:
      Net decrease (increase) in interest-bearing time
       deposits in other banks........................        95         (356)
      Proceeds from sales of investment
       securities.....................................    11,530        1,092
      Proceeds from maturities of investment
       securities.....................................    18,413       20,109
      Purchases of investment securities..............   (54,784)     (34,072)
      Net increase in total loans.....................    (5,812)     (16,236)
      Purchases of premises and equipment.............    (1,334)        (870)
           Net cash used by investing activities......   (31,892)     (30,333)
   Financing Activities:
      Net increase in total deposits..................     7,346       17,047
      Net decrease (increase) in short-term borrowings    (9,451)      11,973
      Proceeds from issuance of long-term debt........    25,000         ---
      Cash dividends..................................    (1,895)      (1,686)
      Proceeds from issuance of common stock..........       344          132
      Purchases of treasury stock.....................      (695)        (271)
           Net cash provided by financing activities..    20,649       27,195

           Increase (decrease) in cash and cash
            equivalents...............................    (2,969)       1,303


   Cash and cash equivalents at beginning of period...    16,547       17,085
   Cash and cash equivalents at end of period.........   $13,578      $18,388
                                                         =======      =======




   The accompanying notes are an integral part of the consolidated financial statements.

   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and nine month periods ended September 30, 1997 and 1996.

             The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on page 9 of the 1996 Annual Report to shareholders.

             In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures.

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

   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at September 30, 1997 and December 31, 1996, were as follows:


                                                           1997


                                                                  Estimated
                                                Amortized           Fair
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 46,206          $ 46,402
   Mortgage-backed U.S. government
    agencies................................      87,613            86,740
   Obligations of states and political
    subdivisions............................      31,091            31,636
   Corporate securities.....................       1,015             1,036
   Equity securities........................       4,385             6,241
         Total..............................    $170,310          $172,055
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
                                                ========          ========


   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:
                                          Nine months ended    Year Ended     Nine Months ended
                                            September 30,      December 31,     September 30,
                                                 1997               1996             1996

   Balance, January 1..................       $2,798               $2,574         $2,574
   Provision for loan losses...........          520                1,042            630
   Loan charge-offs....................         (649)              (1,296)          (929)
   Recoveries..........................          244                  478            347

   Balance, September 30, 1997, December
    31, 1996, and September 30, 1996...       $2,913               $2,798         $2,622
                                              ======               ======         ======

                           NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                            September 30,        December 31,   September 30,
                                                1997                 1996            1996

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................            --                $   20        $   65
      Mortgages.......................           $588                  547           606
      Personal installment............            388                  189           165
      Other...........................             16                   11            22
                                                  992                  767           858

   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................           781                  723           282
      Mortgages........................         1,637                1,904         1,139
      Other............................           192                  283           264
                                                2,610                2,910         1,685

   Other real estate...................           463                  351           417
      Total............................        $4,065               $4,028        $2,960
                                               ======               ======        ======

   (a)  The determination to discontinue the accrual of interest on nonperforming loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

   Impaired Loans
        At September 30, 1997 and December 31, 1996 the Corporation recorded no investment in impaired loans or related valuation allowance as required by  Statement of Financial Account
   Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by
   SFAS No. 118. For the three month periods and nine month periods ended September 30,1997 and
   1996 the average balance of impaired loans was negligible. In addition, the Corporation recognized no interest on impaired loans on the cash basis for the three month periods and the nine month periods ended September 30, 1997 and 1996.


                                           -7-










   4.  Statement of Cash Flows
            Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $1,240,000 and $1,479,000 and $10,677,000 and $9,114,000 for income taxes and interest, respectively, for each of the nine month periods ended September 30, 1997 and 1996.

            Excluded from the consolidated statements of cash flows for the periods ended September 30, 1997 and 1996 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $278,000 and $650,000, respectively. The company also recorded an increase in deferred tax liabilities of $459,000 in 1997. A decrease in deferred tax liabilities of $660,000 was recognized in 1996. These variations related to the effects of changes in the net unrealized gain (loss) on investment securities available for sale.

                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first nine months of 1997 was $1,290,000 or 10.2% greater than 1996. Total interest income for the first nine months increased $2,488,000 or 11.0% while total interest expense increased $1,308,000 or 13.9% over the comparable period of 1996. The amount of net interest income and total interest income are dependent upon many factors including the volume of earning assets and interest bearing liabilities, the level of and changes in interest rates and levels of non-performing assets. The cost of interest bearing liabilities changes with the amount of funds necessary to support earning assets, the rates paid to attract and maintain deposits, rates paid on borrowed funds and the level of non-interest bearing demand deposits and equity capital. The increases in net interest income and total interest income were impacted by average earning assets increasing approximately $42,335,000 or 11.5% while average interest bearing liabilities increased only $39,286,000 or 12.3% for the first nine months of 1997 over the comparable period of 1996. Impacting the increase in average earning assets were increases in average loan balances of 5.5% and average investment securities balances of 23.8% in 1997. The average yields realized on earning assets for the first nine months approximated 8.2% in 1997 and 1996. The average costs of interest-bearing liabilities approximated 4.0% and 3.9%. Net interest margins, on a tax equivalent basis for the first nine months approximated 4.9% and 5.1% in 1997 and 1996, respectively. The provision for loan losses charged to income decreased 17.5% in 1997. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $4,065,000 and $4,028,000, respectively, as of September 30, 1997 and December 31, 1996.

        Total other income for the first nine months of 1997 was $298,000 or 14.3% more than total other income for the first nine months of 1996. Affecting this change were security gains of $419,000 and $281,000 recognized in 1997 and 1996, respectively. Gains recognized on mortgage sales totalled $133,000 and $117,000 in 1997 and 1996, respectively. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been lower in 1997 than 1996. Loans held for sale as of September 30, 1997 totalled $3,332,000. The market value of these loans approximated book value at that time. Other income in 1997 was also affected by tax refunds. Total other expenses for the first nine months of 1997 increased $580,000 or 6.4%. Contributing factors were increases of $186,000 or 4.0% in salaries and employee benefits and $142,000 in net occupancy expense.

        The provision for income taxes increased $499,000 for the first nine months of 1997 in comparison to the first nine months of 1996. Affecting this increase was a decline in the relative amount of tax-free income in 1997. The effective tax rates approximated 28.6% and 24.8% for the respective periods.

        The previously described factors contributed to a net increase of $509,000 or 12.0% in net income for the nine month period ended September 30, 1997.

        The significant changes and related causes which occurred during the three month period ending September 30, 1997 were generally consistent with those described for the nine month period ending September 30, 1997. Investment security gains and gains on mortgage sales decreased in the third quarter of 1997. Gains on mortgage sales were $31,000 and $47,000, respectively, for the three month periods ending September 30, 1997 and 1996.

   Management's Discussion, Continued


   Financial Condition

        As of September 30, 1997 cash and due from banks was $2,969,000 or 17.9% less than it was at December 31, 1996. This apparent decrease was affected by a one day aberration for the average of cash and due from banks approximated $15,930,000 for September of 1997. Interest-bearing time deposits in other banks and investment securities increased $26,514,000 or 18.1% during this same period. Contributing to this change was an increase of $18,212,000 in mortgage-backed U.S. agency securities. The approximate market value of debt securities was $111,000 less than amortized cost at September 30, 1997. The approximate market value of debt securities was $660,000 less than amortized cost at December 31, 1996. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At September 30, 1997 and December 31, 1996, management classified investment securities with amortized costs and market values of $170,310,000 and $172,055,000, and $145,050,000 and
   $145,446,000, respectively, as available for sale. Gross unrealized gains and losses relating to debt securities approximated $1,325,000 and $1,436,000, respectively, at September 30, 1997. Net loans increased $5,014,000 or 2.0% from December 31, 1996 to September 30, 1997.
   Affecting this change were an increase in real estate loans of $10,633,000 and a decrease in consumer loans of $4,349,000. Commercial loans decreased $1,340,000 during the period. The allowance for loan losses approximated 1.14% and 1.12% of net loans at September 30, 1997 and December 31, 1996. Much of the increase in net premises and equipment of $538,000 related to new banking offices. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at September 30, 1997 and December 31, 1996 these loans totalled $3,332,000 and $4,622,000, respectively. Affecting the decrease of $711,000 in accrued interest receivable and other assets was a decrease in accrued interest. These factors contributed to an increase of $27,028,000 or 6.2% in total assets from December 31, 1996 to September 30, 1997.

        Total deposits increased $7,346,000 or 2.1% from December 31, 1996 to September 30, 1997. All of the increase can be attributed to increases in savings deposits and time deposits greater than $100,000. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities. Management decreased short-term borrowings and increased long-term debt in 1997 in an attempt to better balance rate sensitive assets and liabilities. At September 30, 1997 long-term debt totalling $50,000,000 was comprised of borrowings from the Federal Home Loan Bank of Pittsburgh of $30,000,000 and repurchase agreements totalling $20,000,000 at a weighted average interest rate of 5.80%.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 89% as of September 30, 1997.

        As of September 30, 1997 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 17% of risk-weighted assets.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at September 30, 1997.


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

   Other Events

        On October 28, 1997 Community Banks, Inc. (Community) signed a definitive agreement to acquire The Peoples State Bank (Peoples). Community will acquire Peoples and its subsidiaries for approximately 1,324,000 shares of its common stock based on an exchange ratio of .889 shares of Community common stock for each share of Peoples common stock. The acquisition requires shareholder and regulatory approval prior to consummation and is not expected to close until the first quarter of 1998. The acquisition will be accounted for under the pooling-of-interests method of accounting, accordingly upon consummation the financial statements of Community will be restated to include the consolidated accounts of Peoples. A summary of unaudited financial information for Peoples follow:
                                         (dollars in thousands)
                                   Quarter ended      Nine months ended
                                    September 30         September 30
                                    1997    1996        1997     1996

   Net interest income..........  $2,229   $1,732      $6,208   $4,893
   Provision for loan losses....     200      150         500      450
   Other income.................     326       83         720      355
   Other expenses...............   1,405    1,148       4,017    3,444
   Income before taxes..........     950      517       2,411    1,354
   Taxes........................     301      177         769      440
   Net income...................  $  649   $  340      $1,642   $  914
                                  ======   ======      ======   ======

                                September 30, 1997    December 31, 1996


   Loans, net................       $169,466              $155,468
   Total assets..............        244,787               219,055
   Deposits..................        194,994               179,346
   Shareholders' equity......         20,175                16,340

                      COMMUNITY BANKS, INC. and SUBSIDIARIES

                     PART II - OTHER INFORMATION AND SIGNATURES



    Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits - none

             (b) Registrant was not required to file any reports on Form 8-K during the quarter ending September 30, 1997.





                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date    November 11, 1997                   /S/ Thomas L. Miller
                                                    Thomas L. Miller
                                                         Chairman
                                               (Chief Executive Officer)



    Date    November 11, 1997                  /S/ Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)