Form 10-K
period 1997-12-31
COMMUNITY BANKS INC /PA/
filed 1998-03-27
CIK 714710

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE Act OF 1934

For the fiscal year ended December 31, 1997    Commission file number 0-15786


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

As of March 1, 1998, the aggregate market value (based on recent selling prices) of the voting stock of the registrant held by its nonaffiliates (2,359,439 shares) was $96,736,999

Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practical date.

        3,039,592 shares of common stock outstanding on March 1, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

Exhibit 13 contains portions of the Annual Report to Stockholders incorporated by reference into Parts I, II, and III.

Exhibit index is located on page 21. This document contains 23 pages.


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

     The Bank conducts a full service commercial banking business and provides trust services in northern Dauphin County, Northumberland County, western Schuylkill County, and southern Luzerene County. The Bank currently has 22 offices. There are 52 offices of commercial banks and savings and loan associations within its market area with which the Bank competes. Deposits of the Bank represent approximately 13% of the total deposits in the market area. The Bank has 7 offices in Dauphin County, 2 offices in Northumberland County, 10 offices in Schuylkill County, and 3 offices in Luzerne County. On January 12, 1996, Community Banks, Inc. completed its merger of the Citizens National Bank of Ashland (Citizens). Citizens had 3 banking offices which are located in Ashland, Gordon, and Lavelle, Pennsylvania. This transaction was accounted for as a pooling-of-interests.

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

     During 1986 the Bank formed CBLIC to provide credit life insurance to its consumer credit borrowers. Total premiums earned were $399,000 for the year ended December 31, 1997. During 1985 the Bank formed CBII to make investments primarily in equity securities of other banks. Total assets of CBII at December 31, 1997 were $5,121,000.

     The Bank has approximately 262 full and part-time employees and considers its employee relations to be satisfactory.

     Community Banks, Inc. is registered as a bank holding company with the Board of Governors of the Federal Reserve System in accordance with the requirements of the Bank Holding Company Act of 1956. It is subject to regulation by the Federal Reserve Board and the Comptroller of the Currency.

     In 1989, the Federal Reserve Board issued final risk-based capital guidelines for bank holding companies which were phased in through December 31, 1992. The intent of regulatory capital guidelines is to measure capital adequacy based upon the credit risk of various assets and off-balance sheet items. Risk categories, weighted at 0%, 20%, 50% and 100%, are specifically identified. The sum of the results of each such category is then related to the adjusted capital account of the Company. A minimum required capital ratio at December 31, 1997, was 8 percent. The Bank's December
31, 1997 ratio approximated 18%. Subsequently, in August 1990 the board announced approval of capital to total assets (leverage) guidelines. This minimum leverage ratio was set at 4% and would apply only to those banking organizations receiving a regulatory composite 1 rating. Most banking organizations will be required to maintain a leverage ratio ranging from 1 to 2 percentage points above the minimum standard. The Bank's leverage ratio at December 31, 1997, approximated 11%. Risk-based capital requirements replace previous capital guidelines which established minimum primary and total capital requirements.


       The following summarizes the Bank's capital adequacy position:

                                                         Required
                                  Bank               Regulatory Capital
     (in thousands)           December 31, 1997      December 31, 1997

     Risk-based capital       $52,041     17.9%       $23,258     8.0%
     Leverage ratio
     (tier 1 capital)          49,120     10.8%        18,193     4.0%

Statistical Data:

     Pages 19 through 21 of the Community Banks, Inc. Annual report to stockholders dated December 31, 1997 contain information concerning:

     Financial Highlights

     Average Balances, Effective Interest Differential, and Interest Yields for the three years ended December 31, 1997.

     Rate/Volume Analysis for the two years ended December 31, 1997.

     Appendix A attached to Part I contains information concerning:

     Return on Equity and Assets for the five years ended December 31, 1997.

     Amortized cost and Estimated Market Values of Investment Securities as of December 31, 1997, 1996, and 1995.

     Maturity Distribution of Securities as of December 31, 1997 (Market Value).

     Loan Account Composition as of December 31, 1997, 1996, 1995, 1994, and
          1993.

     Maturities and Sensitivity to Changes in Interest Rates for Commercial,
          Financial, and Agricultural Loans as of December 31, 1997.

     Nonperforming Loans as of December 31, 1997, 1996, 1995, 1994, and
          1993.

     Loan Loss Experience for the five years ended December 31, 1997.

     Loans Charged Off and Recovered for the five years ended December 31, 1997.

     Allowance for Loan Losses as of December 31, 1997, 1996, 1995, 1994, and
          1993.

     Maturity Distribution of Time Deposits over $100,000 as of
          December 31, 1997.

     Interest Rate Sensitivity as of December 31, 1997.

Item 2.  Properties:

         The Bank owns no real property except through its subsidiary bank, CBNA which owns the following buildings: 150 Market Street, Millersburg, Pennsylvania (its corporate headquarters); 13-23 South Market Street, Elizabethville, Pennsylvania; 3679 Peters Mountain Road, Halifax, Pennsylvania; 906 N. River Road, Halifax, Pennsylvania; 800 Peters Mountain Road, Dauphin, Pennsylvania; Main and Market Streets, Lykens, Pennsylvania; Route 209, Porter Township, Schuylkill County, Pennsylvania; 29 E. Main Street, Tremont, Schuylkill County, Pennsylvania; Second and Carroll Streets, St. Clair, Schuylkill County, Pennsylvania; R.D. 3, Mill Creek Manor, Pottsville, Schuylkill County, Pennsylvania; 300 East Independence Street, Shamokin, Northumberland County, Pennsylvania; Route 61, R.D. 1, Orwigsburg, Schuylkill County, Pennsylvania; One South Arch Street, Milton, Northumberland County, Pennsylvania; 22 S. Church Street, Hazleton, Luzerne County, Pennsylvania;
702 West Main Street, Valley View, Schuylkill County, Pennsylvania; 735 Center Street, Ashland, Schuylkill County, Pennsylvania; P.O. Box 44, Gordon, Schuylkill County, Pennsylvania; 436 Main Street, Lavelle, Schuylkill County, Pennsylvania; and 9-11 N. Centre Street, Pottsville, Schuylkill County, Pennsylvania. Real property located at One Westside Drive, Shamokin Dam,
Snyder County, Pennsylvania is owned in contemplation of future expansion. In addition thereto, CBNA leases an office at Main Street, Pillow, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2008. Also, the Bank leases offices at Route 93, Conyngham, Luzerne County, Pennsylvania; 77 Airport Road, Hazleton, Luzerne County, Pennsylvania; and
6700 Derry Street, Rutherford, Dauphin County, Pennsylvania. From time to time, the subsidiary bank also acquires real estate by virtue of foreclosure proceedings, which real estate is disposed of in the usual and ordinary course of business as expeditiously as is prudently possible.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                                                APPENDIX A



                                      RETURN ON EQUITY AND ASSETS
                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994, and 1993
                                       1997         1996         1995        1994         1993

Return on average equity              11.89%       12.08%       11.27%       12.61%       12.54%

Return on average assets               1.34%        1.40%        1.28%        1.39%        1.40%

Average equity to average assets      11.29%       11.63%       11.36%       10.99%       11.18%

Dividend payout ratio                 42.38%       40.13%       42.23%       36.74%       35.00%


                                                 -5-
                                                                 APPENDIX A
                                                                  Continued


                                                         AMORTIZED COST AND ESTIMATED VALUES OF INVESTMENT
                                                                            SECURITIES
                                                                      (dollars in thousands)
                                                               AT DECEMBER 31, 1997, 1996, and 1995

                                                          1997                     1996                     1995
                                                              Estimated                Estimated                Estimated
                                                  Amortized     Market     Amortized     Market     Amortized     Market
                                                    Cost        Value         Cost       Value         Cost       Value

     Mortgage backed U.S. Government agencies     $ 82,723    $ 83,348     $ 69,837    $ 68,528      $ 45,888   $ 46,153
     U.S. Treasury and U.S. Government agencies     39,814      40,074       40,267      40,432        27,719     28,031
     Obligations of states and political sub-
        divisions                                   29,337      30,019       30,496      30,958        34,067     34,941
     Other securities                                5,470       7,960        4,450       5,528         7,232      8,301
        Total                                     $157,344    $161,401     $145,050    $145,446      $114,906   $117,426
                                                  ========    ========     ========    ========      ========   ========




                                  COMMUNITY BANKS, INC. and SUBSIDIARIES
                            MATURITY DISTRIBUTION OF SECURITIES (Market Value)
                                          (dollars in thousands)
                                         as of December 31, 1997


                                                   One           Five                                          Weighted
                                      Within     Through        Through        After                 Average    Average
                                     One Year   Five Years     Ten Years    Ten Years     Total      Maturity   Yield <F1>
U.S. Government and agencies          $ 9,469     $15,215       $20,144      $78,594    $123,422    8 yr.  2 mos.   6.98%
Obligations of states and political
  subdivisions                            401      18,052         9,402        2,164      30,019    5 yr.  3 mos.   6.84%
Other                                   6,923       1,037           ---          ---       7,960           6 mos.   3.36%

     Total                            $16,793     $34,304       $29,546      $80,758    $161,401    7 yr.  3 mos.   6.78%
                                      =======     =======       =======      =======    ========

Percentage of total                     10.4%       21.3%         18.3%        50.0%       100.0%
                                        =====       =====         =====        =====       ======

Weighted average yield <F1>             5.32%       6.04%         7.16%        7.26%        6.78%
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



                                                                    -6-

                                                                  APPENDIX A
                                                                   Continued


                                                           LOAN ACCOUNT COMPOSITION
                                                             (dollars in thousands)
                                                               as of December 31


                                              1997              1996                 1995               1994            1993
                                         Amount   Percent  Amount    Percent   Amount    Percent  Amount    Percent Amount  Percent
Commercial, financial and agricultural  $ 39,559   14.5%  $ 44,129    16.8%  $ 38,251    15.7%  $ 32,243    14.8%  $ 28,087    14.5%
Real estate-construction                   1,276    0.5      1,816     0.7      3,283     1.4      3,354     1.6      1,573     0.8
Real estate-mortgage                     170,582   62.5    151,299    57.8    133,389    54.8    124,320    57.0    108,112    55.6
Personal-installment                      53,599   19.6     59,142    22.6     62,373    25.6     51,953    23.8     49,777    25.6
Other                                      7,933    2.9      5,590     2.1      6,012     2.5      6,142     2.8      6,705     3.5
                                         272,949  100.0%   261,976   100.0%   243,308   100.0%   218,012   100.0%   194,254   100.0%
Less:                                             =====              =====              =====              =====              =====
   Unearned discount                     (11,799)          (11,965)           (11,671)            (9,141)            (8,122)
   Reserve for loan losses                (2,921)           (2,798)            (2,574)            (2,346)            (2,120)
                                        $258,229          $247,213           $229,063           $206,525            $184,012
                                        ========          ========           ========           ========            ========


     The Corporation's loan activity is principally with customers located within the local market area. The Corporation continues to maintain a diversified loan portfolio and has no significant loan concentration in any economic sector. Changes in loan demand in 1997 resulted in decreases in commercial, financial, and agricultural loans and personal-installment loans of 10.4% and 9.4%, respectively. Real estate loans increased 12.2% during this same period. Commercial, financial, and agricultural loans represented 14.5% of total loans at December 31, 1997 and consist principally of commercial lending secured by financial assets of businesses including account receivables, inventories and equipment, and, in most cases, include liens or real estate. Real estate construction and mortgage loans are primarily 1 to 4 family residential loans secured by residential properties within the bank's market area. Personal-installment loans comprised 19.6% of total loans at December 31, 1997 and consist principally of secured loans for items such as automobiles, property improvement, household and other consumer goods. The Corporation continues to sell fixed rate mortgages in the secondary market to avoid associated interest rate risk. Historically, relative credit risk of commercial, financial and agricultural loans has generally been greater than that of other types of loans.


                            MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST
          RATES FOR COMMERCIAL, FINANCIAL AND AGRICULTURAL AND REAL ESTATE - CONSTRUCTION LOANS
                                          (dollars in thousands)
                                          as of December 31, 1997

                                                             Maturity Distribution

                                               One Year       One to      Over Five
                                                Or Less      Five Years     Years     Total
        Commercial, Financial and
          agricultural                         $23,598        $12,320       $3,641   $39,559
        Real estate-construction                 1,276            ---          ---     1,276
                                               $24,874        $12,320       $3,641   $40,835
                                               =======        =======       ======   =======

                                                        Interest Sensitivity

                                               Variable         Fixed        Total
           Due in one year or less             $23,010         $2,387       $25,397
           Due after one year                   15,361             77        15,438
                                               $38,371         $2,464       $40,835
                                               =======         ======       =======

                                                                      -7-

                                                                  APPENDIX A
                                                                   Continued


                                                     NONPERFORMING LOANS <F1>
                                                     (dollars in thousands)
                                                       as of December 31

                                                     1997          1996          1995         1994         1993
     Loans past due 90 days or more:
        Commercial, financial and agricultural     $   53        $   20        $  120        $  152       $    9
        Mortgages                                     405           547           558           440          485
        Personal installment                           72           189           236           226          219
        Other                                          21            11           ---             1            9
                                                      551           767           914           819          722

     Loans renegotiated with the borrowers            NONE         NONE         NONE          NONE        NONE

     Loans on which accrual of interest has
      been discontinued:
        Commercial, financial and agricultural        762            723           415         327            50
        Mortgages                                   1,716          1,904          1,245        888         1,244
        Other                                         300            283             99         30            59
                                                    2,778          2,910          1,759      1,245         1,353

     Other real estate owned                          481            351            302        338           381
           Total
                                                   $3,810         $4,028         $2,975     $2,402        $2,456
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

     The approximate amount that would have been accrued on those loans for which interest was discontinued in 1997 was $265,000. Interest income from these loans would have approximated $217,000 in 1996.

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

                                                    -8-


                                                                 APPENDIX A
                                                                  Continued


                                                          LOAN LOSS EXPERIENCE

                                                         (dollars in thousands)

                                   For the years ended December 31, 1997, 1996, 1995, 1994, and 1993

                                                              1997        1996         1995        1994        1993
          Loans at year-end, net of unearned income        $261,150     $250,011     $231,637    $208,871   $186,132
                                                           ========     ========     ========    ========   ========
          Average loans balance <F1>                       $253,600     $243,840     $222,624    $196,751   $187,513
                                                           ========     ========     ========    ========   ========
          Balance, allowance for loan losses,
                 January 1                                 $  2,798     $  2,574     $  2,347    $  2,120   $  1,891

          Net charge-offs <F2>                                 (594)        (818)        (501)       (286)      (703)

          Provision for loan losses                             717        1,042          728         513        932


          Balance, allowance for loan losses,
               December 31                                 $  2,921     $  2,798     $  2,574    $  2,347   $  2,120
                                                           ========     ========     ========    ========   ========
          Net charge-offs to loans at year end                 .23%         .33%         .22%        .14%       .38%

          Net charge-offs to average loans <F1>                .23          .34          .23         .15        .37

          Balance of allowance for loan losses
               to loans at year end                           1.12         1.12         1.11        1.12       1.14

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

     The provision for loan losses totalled $717,000 for the year ended December 31, 1997 compared to $1,042,000, $728,000, $513,000, and $932,000 for the years ended December 31, 1996, 1995, 1994, and 1993, respectively. The relationship of the allowance for loan losses to loans at year end approximated 1.12% compared to ratios of 1.11% to 1.14% for the previous four years. In reviewing the adequacy of the allowance for loan losses, management considered the relationship of nonaccrual loans, other real estate owned, and accruing loans contractually past due 90 days or more to total assets. This relationship approximated .82%, .93%, .78%, .65%, and .71% at year-end 1997, 1996, 1995,
1994, and 1993, respectively.


                                                     -9-
                                                           APPENDIX A
                                                            Continued


                                                            LOANS CHARGED OFF AND RECOVERED
                                                                (dollars in thousands)
                                           for the years ended December 31, 1997, 1996, 1995, 1994, and 1993




                                                    1997          1996          1995         1994        1993
Loans charged off:
   Commercial, financial and agricultural         $   21        $   17           ---           ---         ---
 Real estate-mortgage                                 82           133          $115          $151        $156
   Personal installment                              731         1,053           647           493         828
   Other                                              96            93            78           119          66
Total                                                930         1,296           840           763       1,050

Loans recovered:
   Commercial, financial and agricultural              3             6           ---           ---         ---
   Real estate-mortgage                               11            27            29            83          79
   Personal installment                              298           415           295           361         254
   Other                                              24            30            15            33          14
      Total                                          336           478           339           477         347
         Net charge-offs                          $  594        $  818          $501          $286      $  703
                                                  ======        ======          ====          ====      ======

                                                                     ALLOCATION OF
                                                              ALLOWANCE FOR LOAN LOSSES<F1>
                                                                (dollars in thousands)
                                                                   as of December 31


                                                       1997         1996          1995          1994           1993
Loans:
   Commercial, financial and agricultural            $  686        $  631        $  355        $  452       $   577
   Real estate-construction                             ---             2            --             1           ---
   Real estate-mortgage                                 761           684           690           353           260
   Installment                                          892           823           639           598           564
   Unallocated                                          582           658           890           943           719
Balance                                              $2,921        $2,798        $2,574        $2,347        $2,120
                                                     ======        ======        ======        ======        ======

<F1>See Schedule "Loan Account Composition" for the percent of loan classification to total loans.

                                                 MATURITY DISTRIBUTION OF TIME
                                                  DEPOSITS OF $100,000 OR MORE
                                                       (dollars in thousands)
                                                       as of December 31, 1997
Remaining to Maturity:
   Less than three months                                               $ 7,065
   Three months to six months                                             2,322
   Six months to twelve months                                            1,835
   More than twelve months                                                4,471
                                                                        $15,693
                                                                        =======

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

     The negative GAP between the Bank's interest-earning assets and interest-bearing liabilities maturing or repricing within one year approximated 4% of total assets at December 31, 1997.

     Significant maturity/repricing assumptions (based on internal analysis) include the presentation of all savings and NOW accounts as being 75% interest rate sensitive. Equity securities are reflected in the shortest time interval. Assumed paydowns on mortgage-backed securities and loans have also been included in all time intervals.

     The following table sets forth the scheduled repricing or maturity of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1997.


     Interest Rate Sensitivity
     At December 31, 1997                1-90       90-180      180-365     1 year     Total
     Dollars in thousands                days        days         days     or more
     Assets
     Interest-bearing deposits in
      other banks                      $  1,934     $  100         ---         ---   $  2,034
     Investment securities               18,813      8,632     $11,326    $122,630    161,401
     Federal funds sold                   2,100        ---         ---         ---      2,100
     Loans, net of unearned income<F1>   79,111     89,583      20,012      72,444    261,150
     Loans held for sale                  2,641        ---         ---         ---      2,641
     Total                             $104,599    $98,315     $31,338    $195,074   $429,326

     Liabilities
     Savings                           $ 46,541    $25,982     $51,964     $34,117   $158,604
     Time                                35,230     30,195      30,919      56,860    153,204
     Time in denominations of
      $100,000 or more                    7,065      2,322       1,835       4,471     15,693
     Short-term borrowings                  752        ---         ---         ---        752
     Long-term debt                      18,000        ---         ---      28,000     46,000
     Total                             $107,588    $58,499     $84,718    $123,448   $374,253

     Interest Sensitivity Gap
     Periodic                           $(2,989)   $39,816    $(53,380)     $71,626
     Cumulative                                     36,827     (16,553)      55,073

<F1>Does not include nonaccrual loans.

       Forward-Looking Statements:

           Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "expect", "estimate", "project", "anticipate", "should", "intend", "probability", "risk", "target", "objective", and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, Community's potential exposures to various types of market risks such as interest rate risk and credit risk. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to: general economic conditions in market areas which Community has significant business activities or investments; the monetary and interest rate policies of the Board of Governors of the Federal Reserve System; inflation; deflation; unanticipated turbulence in interest rates; changes in laws, regulations and taxes; changes in competition and pricing environments; natural disasters; the inability to hedge certain risks economically; the adequacy of loan reserves; acquisitions or restructurings' technological changes; in consumer spending and saving habits; and the success of Community in managing the risks involved in the foregoing.

      Quantitative and Qualitative Disclosures About Market Risk.

           Community has only a limited involvement with derivative financial instruments and does not use them for trading purposes. The business of Community and the compositions of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Other than loans which are originated and held for sale, all of the financial instruments of Community are for other than trading purposes.

           Interest rate sensitivity results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest -bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, Community's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. Community's exposure to interest rate sensitivity is managed primarily through Community's strategy of selecting the types and terms of interest-earnings assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since Community's primary source of interest-bearing liabilities is customer deposits, Community's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which Community operates. Borrowings, which include Federal Home Loan Bank (FHLB) advances and short-term loans, subordinated notes, and other short-term and long-term borrowings are generally structured with specific terms which in management's judgement, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate Community's exposure to interest rate sensitivity.

           The rates, terms and interest rate indices of Community's interest-earning assets result primarily from Community's strategy of investing in loans and securities (a substantial portion of which have adjustable-rate terms) which permit Community to limit its exposure to interest rate sensitivity, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

      Significant Assumptions Utilized in Managing Interest Rate
      Sensitivity

           Managing Community's exposure to interest rate sensitivity involves significant assumptions about the exercise of imbedded options and the relationship of various interest rate indices of certain financial instruments.

      Imbedded Options.

           A substantial portion of Community's loans and mortgage-backed securities and residential mortgage loans containing significant imbedded options which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including the current interest rate and interest rate index, (if any) of the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed and adjustable-rate loans depending on the current relative levels and expectations of future short and long-term interest rates. Since a significant portion of Community's loans are variable rate loans, prepayments on such loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates making fixed-rate loans more desirable.

           Investment securities, other than those with early call provisions, generally do not have significant imbedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable resulting in a dependable and uninterrupted source of funds. Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment of FHLB borrowings and subordinated notes prior to maturity.

           Interest Rate indices. Community's loans and mortgage-backed securities are primarily indexed to the national interest indices. When such loans and mortgage-backed securities are funded by interest-bearing liabilities which are determined by other indices, primarily deposits and FHLB borrowings, a changing interest rate environment may result in different levels of changes in the different indices leading to disproportionate changes in the value of, and net earnings generated from, the Company's financial instruments. Each index is unique and is influenced by different external factors, therefore, the historical relationships in various indices may not be indicative of the actual change which may result in a changing interest rate environment.

      Interest Rate Sensitivity Measurement

           In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest-rates, management also utilizes a quarterly report which measures Community's exposure to interest rate risk. The model calculates the present value of assets, liabilities and equity at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The present value of each major category of financial instrument is calculated by the model using estimated cash flows based on prepayments, early withdrawals, weighted average contractual rates and terms, and discount rates for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.

           The following table reflects the estimated present value of assets, liabilities and equity financial instruments using the model for Community as of December 31, 1997, consolidated with the estimated present values of other financial instruments of Community, at current interest rates and hypothetical higher and lower interest rates of one and two percent.

                                                                      Base
                                               -2%        -1%      Present Value    +1%       +2%
                                                              (dollars in thousands)

                   Assets
      Cash, interest-bearing time deposits,
         and federal funds sold............. $ 22,853    $ 22,853   $ 22,853     $ 22,853  $ 22,853
      Investment securities.................  167,325     164,254    161,401      157,844   153,241
      Loans, net of unearned income.........  260,775     258,260    255,660      252,227   248,537
      Loans held for sale...................    2,694       2,668      2,641        2,606     2,567
      Other assets..........................   17,926      17,926     17,926       17,926    17,926

           Total assets..................... $471,573    $465,961   $460,481     $453,456  $445,124
                                             ========    ========   ========     ========  ========
                 Liabilities

      Deposits.............................. $361,904    $360,000   $358,148     $356,346  $354,591
      Short-term borrowings.................      752         752        752          752       752
      Long-term debt........................   47,558      46,793     46,059       45,354    44,677
      Other liabilities.....................    5,366       5,366      5,366        5,366     5,366

           Total liabilities................  415,580     412,911    410,325      407,818   405,386

           Total stockholders' equity.......   55,993      53,050     50,156       45,638    39,738

           Total liab. and stockholders'
              equity........................ $471,573    $465,961   $460,481     $453,456  $445,124
                                             ========    ========   ========     ========  ========

                                            PART II

Item 5.  Market for Registrant's Common Stock and
         Related Stockholder Matters:

         Incorporated by reference is the information appearing under the heading "Market for the Holding Company's Common Stock and Related Securities Holder Matters" on page 3 of the Annual Report to Stockholders for the year ended December 31, 1997 (hereafter referred to as the "Annual Report").

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

Item 8.  Financial Statements and Supplementary Data:

          The consolidated financial statements, together with the report thereon of Coopers & Lybrand L.L.P. dated January 13, 1998, are incorporated by reference to pages 6 through 19 of the Annual Report.

Item 9.  Disagreements on Accounting and Financial Disclosures:

         None.
                                          -15-



                                         PART III

Item 10.  Directors and Executive Officers of the Registrant:

          The following table sets forth the name and age of each director of Community Banks, Inc. as well as the director's business experience, including occupation for the past 5 years, the period during which he has served as a director of the Bank, or its wholly-owned subsidiary, Community Banks, N.A. (Formerly Upper Dauphin National Bank), and the number and percentage of outstanding shares of Common Stock of the Bank beneficially owned by said directors as of December 31, 1997.

                                                                   Percentage
                     Business Experience              Amount and      of
                     Including Principal              Nature of    Outstanding
                     Occupation for the    Director   Beneficial   Common Stock
Name and Age          Past Five Years      Since (1)  Ownership(2)     Owned

Thomas L. Miller       Chairman of Bank        1966      32,291 (11)   1.06%
   Age 65

Kenneth L. Deibler     Self-Employed           1966      23,009 (3)     .76%
   Age 75                Insurance Broker
                         Elizabethville, PA

Leon E. Kocher         Chairman of the Board,  1963      18,138         .60%
   Age 85                Kocher Enterprise, Inc.
                         Millersburg, PA

Ernest L. Lowe         President of Bank       1990      22,847 (10)    .75%
   Age 61

Robert W. Rissinger    Sec./Treasurer          1968     159,245 (4)    5.24%
   Age 71                Alvord Polk Tool Co.                   (5)
                         (cutting tools)
                         Engle Rissinger Auto Group
                         Millersburg, PA

Allen Shaffer          Attorney-at-Law         1961      28,425 (8)     .94%
   Age 72                Millersburg and
                         Harrisburg, PA

William C. Troutman    President,              1968      97,091 (6)    3.20%
   Age 82                The W. C. Troutman Co.
                         (automobile dealership)
                         Millersburg, PA

James A. Ulsh          Attorney-at-Law         1977      10,208         .34%
   Age 51                Mette, Evans &
                         Woodside
                         Harrisburg, PA

Samuel E. Cooper       Superintendent,         1992       1,348         .04%
   Age 64                Warrior Run
                         School District
                         Turbotville, PA

Susan K. Nenstiel      Insurance Broker        1996         138          --
   Age 46                Nenstiel and Nenstiel
                         Hazleton, PA

                                                                Percentage
                 Business Experience               Amount and       of
                 Including Principal               Nature of    Outstanding
                 Occupation for the    Director    Beneficial   Common Stock
Name and A          Past Five Years     Since (1)   Ownership(2)    Owned

Ronald E. Boyer        President,              1981      13,994 (7)     .46%
   Age 60                Alvord-Polk Tool Co.
                         (manufacturing of
                         cutting tools)
                         Millersburg, PA

Peter DeSoto           President,              1981      27,116         .89%
   Age 58                Metal Industries, Inc.
                         (manufacturing of metal
                         products)
                         Elizabethville, PA

Thomas W. Long         President,              1981       7,982         .26%
   Age 68                Millersburg Hardware
                         Millersburg, PA

Donald L. Miller       President, Miller Bros. 1981      58,669        1.93%
   Age 68                Dairy
                         Millersburg, PA

Ray N. Leidich         Dentist                 1985      44,984 (9)    1.48%
   Age 69                Tremont, PA



    (1)  Includes service as a director of CBNA (formerly Upper Dauphin National
Bank), a wholly-owned subsidiary of the bank, prior to 1983 and service as a director of the bank after 1983.

   (2) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after December 31, 1997. Beneficial ownership may be disclaimed as to certain of the securities.

   (3)  Includes 1,826 shares owned by Mr. Deibler's grandchildren.

   (4) Includes 4,112 shares owned by Alvord-Polk Tool Co., Inc. the stock of which is held 50% by Robert Rissinger and 50% by Ronald E. Boyer.

   (5) Includes 9,163 shares owned by Engle Ford, Inc., 28,887 shares owned by Mr. Rissinger's spouse, Shirley Rissinger, and 5,027 shares owned by Engle Ford, Inc. Profit Sharing Plan in which Mr. Rissinger is Co-Trustee.

   (6) Includes 21,601 shares owned by Mr. Troutman's spouse, Dorothy Troutman and 6,115 shares owned by W.C. Troutman Co.

   (7) Includes 4,112 shares owned by Alvord-Polk Tool Co., Inc., the stock of which is held 50% by Robert W. Rissinger and 50% by Ronald E. Boyer, and 162 shares owned by Mr. Boyer's wife, Judith Boyer.

   (8)  Includes 4,847 shares owned by Mr. Shaffer's Pension plan.

   (9)  Includes 22,492 shares owned by Dr. Leidich's wife, Dolores Leidich.

  (10) Includes 119 shares owned by Mr. Lowe's wife, Barbara and 14 shares owned by Mr. Lowe's child and incentive stock options to acquire 21,132 shares.

  (11)  Includes incentive stock options to acquire 9,733 shares.

  (12)  Includes incentive stock options to acquire 13,639 shares.

  (13) Includes incentive stock options to acquire 7,750 shares and 93 shares registered to Mr. Lawley for his minor children.

  (14)  Includes incentive stock options to acquire 1,683 shares.


Section 16(a) Beneficial Ownership Reporting Compliance

          In 1997, to the knowledge of CBI, all Executive Officers and directors timely filed all reports with the Securities Exchange Commission.

          None of the directors or nominee directors are directors of other companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.



Executive Officers:

          The following table sets forth the executive officers of Community Banks, Inc., their ages, their positions with Community Banks, Inc. and the beneficial ownership (as determined in accordance with the rules and regulations of the Securities and Exchange Commission) of Common Stock of the Bank by each of such persons as of December 31, 1997.



                                                        Amount and   Percentage
                      Principal Occupation               Nature of       of
                       for the Past Five                Beneficial   Outstanding
Name and Age                Years           Term (1)    Ownership(2)Common Stock

Thomas L. Miller  Chairman & Chief Executive    1966        32,291  (11)  1.06%
   Age 65           Officer

Ernest L. Lowe    President,                    1985        22,847  (10)   .75%
   Age 61           Chief Operating Officer

Terry L. Burrows  Executive Vice President,     1977        13,201  (14)   .43%
   Age 49           Chief Financial Officer

David E. Hawley   Executive Vice President,     1975        13,995  (12)   .46%
   Age 59          Corporate Property Officer

Robert W. Lawley  Executive Vice President,     1980         7,879  (13)   .26%
   Age 43           Chief Lending Officer



(1)  Initial year employed in this capacity.

          The following is all shares beneficially owned by all directors and executive officers of the Bank as a group:


                                          Amount and Nature
                                            of Beneficial
                                              Ownership

                                                                  Percent
                       Title of Class     Direct     Indirect     of Class

                          Common          418,053    158,395       18.99%



Item 11.  Executive Compensation:

               Information regarding executive compensation is omitted from this report as the holding company will file a definitive proxy statement for its annual meeting of shareholders to be held May 26, 1998; and the information included therein with respect to this item is incorporated herein by reference.


     Pension Plan:

               The Bank maintains a pension plan for its employees. An employee becomes a participant in the pension plan on January 1 or July 1 after completion of one year of service (12 continuous months) and attainment of the age 21 years. The cost of the pension is actuarially determined and paid by the Bank. The amount of monthly pension is equal to 1.15% of average monthly pay up to $650, plus .60% of average monthly pay in excess of $650, multiplied by the number of years of service completed by an employee. Average monthly pay is based upon the 5 consecutive plan years of highest pay preceding retirement. The maximum amount of annual compensation used in determining retirement benefits is $160,000. A participant is eligible for early retirement after attainment of the age of 60 years and the completion of 5 years of service. The early retirement benefit is the actuarial equivalent of the pension accrued to the date of early retirement. Thomas L. Miller and Ernest L. Lowe have been credited with 39 and 13 years of service, respectively, under the pension plan as of December 31, 1997.

               The amounts shown on the following table assume an annual retirement benefit for an employee who chose a straight-line annuity and who is presently 50 years old and who will retire at the age of 65 years.


                                                   PENSION PLAN TABLE
                                                           Years of Service
     Remuneration              15         20         25          30            35            40
     $35,000........       $ 8,486     $11,314    $14,143     $16,971       $19,800      $ 22,138
     $55,000........       $13,736     $18,314    $22,893     $27,471       $32,050      $ 35,778
     $75,000........       $18,986     $25,314    $31,643     $37,971       $44,300      $ 49,418
     $95,000........       $24,236     $32,314    $40,393     $48,471       $56,550      $ 63,058
     $115,000.......       $29,486     $39,314    $49,143     $58,971       $68,800      $ 76,698
     $135,000.......       $34,736     $46,314    $57,893     $69,471       $81,050      $ 90,338
     $150,000.......       $38,673     $51,564    $64,455     $77,346       $90,237      $100,568
     $175,000.......       $41,298     $55,064    $68,830     $82,596       $96,362      $107,388
     $200,000.......       $41,298     $55,064    $68,830     $82,596       $96,362      $107,388
     $225,000.......       $41,298     $55,064    $68,830     $82,596       $96,362      $107,388
     $250,000.......       $41,298     $55,064    $68,830     $82,596       $96,362      $107,388
     $275,000.......       $41,298     $55,064    $68,830     $82,596       $96,362      $107,388

          Directors' Compensation:

               Each director of CBI is paid a quarterly fee of $750.00. In addition, each outside director receives a fee of $250.00 for attendance at the regular quarterly meetings of the Board of Directors of CBI. Each director who is not an executive officer also receives $250.00 for attendance at each committee meeting of CBI.



Item 12.  Security Ownership of Certain Beneficial
          Owners and Management:

          Refer to Item 10 on pages 16 through 19.

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

                                                  PART IV

Item 14.  Exhibits, Financial Statements Schedules and
          Reports on Form 8-K:
                                                             Reference (page)
                                                                      Annual
                                                            Form     Report to
                                                            10-K    Shareholders
(a) (1)   Consolidated Financial Statements
          Report of Independent Public
             Accountants                                     --          19

          Balance Sheets as of December 31, 1997
             and 1996                                        --           6

          Statements of Income for each of the three years
             ended December 31, 1997                         --           7

          Statements of Changes in Stockholders'
             Equity for each of the three years ended
             December 31, 1997                               --           8

          Statements of Cash Flows for each of the three
             years ended December 31, 1997                   --           8


          Notes to Financial Statements                      --         9-18


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

          (21) Subsidiaries of the Registrant (see Item 1, pages 2 and 3).

(b) The registrant filed Form 8-K, October 28, 1997, subsequent to entering into an Agreement and Plan of Reorganization with The Peoples Bank of East Berlin

                CONSENT OF INDEPENDENT ACCOUNTS

We consent to the incorporation by reference in the registration statements of Community Banks, Inc. on Form S-8 (File No. 0-15786 and File No. 33-24908) of our report, dated January 13, 1998 on our audits of the consolidated financial statements of Community Banks, Inc. as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996, and 1995, which report is incorporated by reference in this Annual Report on Form 10-K.

                               Coopers & Lybrand, L.L.P.

One South Market Square
Harrisburg, Pennsylvania
March 20, 1998

                                  Signatures

               Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Community Banks, Inc.

                           By: /S/ Ernest L. Lowe _____
                                  (Ernest L. Lowe)
                                      Chairman
                               Chief Executive Officer
                                    and Director

     Date:  March 6, 1998

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                Title                      Date

      /S/ Terry L. Burrows      Ex. Vice President and         3/6/98
         (Terry L. Burrows)     Principal Financial Officer

      /S/ Ronald E. Boyer       Director                       3/6/98
         (Ronald E. Boyer)

      /S/ Samuel E. Cooepr      Director                       3/6/98
         (Samuel E. Cooper)

      /S/ Kenneth L. Deibler    Director                       3/6/98
         (Kenneth L. Deibler)

      /S/  Peter DeSoto         Director                       3/6/98
          (Peter DeSoto)

      /S/  Leon E. Kocher       Director                       3/6/98
          (Leon E. Kocher)

      /S/  Ray N. Leidich       Director                       3/6/98
          (Ray N. Leidich)

      /S/  Thomas W. Long       Director                       3/6/98
          (Thomas W. Long)

      /S/ Donald L. Miller      Director                       3/6/98
         (Donald L. Miller)

      /S/ Thomas L. Miller      Director                       3/6/98
         (Thomas L. Miller)

      /S/ Susan K. Nenstiel     Director                       3/6/98
         (Susan K. Nenstiel)

      /S/ Robert W. Rissinger   Director                       3/6/98
         (Robert W. Rissinger)

      /S/ Willaim C. Troutman   Director                       3/6/98
         (William C. Troutman)

      /S/ James A. Ulsh      _  Director                       3/6/98
         (James A. Ulsh)