Form 10-Q
period 1998-03-31
COMMUNITY BANKS INC /PA/
filed 1998-05-14
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                       For the Quarter Ended March 31, 1998


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


                                                   Yes  X     No

                Number of Shares Outstanding as of March 31, 1998.

      CAPITAL STOCK-COMMON                                    4,365,708
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

     Consolidated Statements of Changes in Stockholders' Equity........4

     Consolidated Statements of Cash Flows.............................5

     Notes to Consolidated Financial Statements........................6-9

     Management's Discussion and Analysis of Financial
        Condition and Results of Operation............................10-13



     Part II

     Other information and Signatures..................................14











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month periods ending March 31, 1998 and 1997.


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










































                                       -1-






   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                                March 31,         December 31,
                                                  1998                1997


   ASSETS

   Cash and due from banks...................     $ 21,764         $ 28,015
   Interest-bearing time deposits in other
      banks..................................        2,040            2,406
   Investment securities, available for sale
      (market value).........................      217,094          219,284
   Fed funds sold............................       10,950            2,100
   Loans.....................................      455,752          456,460
   Less:  Unearned income....................      (11,313)         (12,429)
          Allowance for loan losses..........       (6,350)          (6,270)
          Net loans..........................      438,089          437,761
   Premises and equipment, net...............       14,082           13,963
   Goodwill..................................          846              906
   Other real estate owned...................          906              866
   Loans held for sale.......................        3,497            2,641
   Accrued interest receivable and other
      assets.................................       11,895           11,520

      Total assets...........................     $721,163         $719,462
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 44,295         $ 44,181
      Savings................................      233,760          226,377
      Time...................................      245,931          248,998
      Time in denominations of $100,000 or
       more..................................       34,355           30,199
      Total deposits.........................      558,341          549,755
   Short-term borrowings.....................        2,641           10,540
   Long-term debt............................       77,269           77,280
   Accrued interest payable and other
      liabilities............................        7,743            7,874

      Total liabilities......................      645,994          645,449


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 5,000,000
      shares authorized; 4,409,000 and
      4,405,000 shares issued in 1998 and
      1997, respectively.....................       22,046           22,026
   Surplus...................................       28,876           28,647
   Retained earnings.........................       22,582           21,219
   Other accumulated comprehensive income,
    net of tax of $1,433,000 and $1,668,000,
     respectively............................        2,781            3,237
   Less:  Treasury stock of 44,000 shares at
      cost...................................       (1,116)          (1,116)
      Total stockholders' equity.............       75,169           74,013
      Total liabilities and stockholders'
       equity................................     $721,163         $719,462
                                                  ========         ========



   The accompanying notes are an integral part of the consolidated financial statements.

   All periods reflect the combined data of Community Banks, Inc. and the Peoples State Bank.
                                     -2-



   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)


                                                        Three Months Ended
                                                             March 31,
                                                          1998       1997

   Interest income:
   Interest and fees on loans.................         $ 9,911     $ 9,197
   Interest and dividends on investment
    securities:
       Taxable................................           2,632       2,683
       Exempt from federal income tax.........             761         430
   Fed funds interest.........................             124          77
   Other interest income......................              28          19
        Total interest income.................          13,456      12,406

   Interest expense:
   Interest on deposits:
        Savings...............................           1,350       1,383
        Time..................................           3,277       3,268
        Time in denominations of $100,000 or
         more.................................             443         391
   Interest on short-term borrowings and
    long-term debt............................             829         558
   Fed funds purchased and repo interest......             336         201
        Total interest expense................           6,235       5,801
        Net interest income...................           7,221       6,605
   Provision for loan losses..................             193         390
        Net interest income after provision
         for loan losses......................           7,028       6,215
   Other income:
        Trust department income...............              77          71
        Service charges on deposit accounts...             331         299
        Other service charges, commissions
         and fees.............................             172         142
        Investment security gains ............             270         373
        Income on insurance premiums..........             131         144
        Gains on mortgage sales...............             142          40
        Other income..........................             134         123
             Total other income...............           1,257       1,192

   Other expenses:
        Salaries and employee benefits........           2,512       2,237

        Net occupancy expense.................             775         723
        Operating expense of insurance
          subsidiary..........................             119         130
        Other operating expense...............           1,526       1,305
             Total other expense..............           4,932       4,395
             Income before income taxes.......           3,353       3,012
   Provision for income taxes.................             976         909

             Net income.......................         $ 2,377     $ 2,103
                                                       =======     =======
   Earnings per share:
      Basic...................................         $   .36      $  .32
      Diluted.................................         $   .35      $  .32
   Dividends paid per share...................         $   .14      $  .12

   Per share data has been adjusted to reflect stock dividends and splits.


   The accompanying notes are an integral part of the consolidated financial statements.

   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.

                                         -3-


   Community Banks, Inc. and Subsidiaries
   Consolidated Statements of Changes in Stockholders' Equity
   (Dollars in thousands except per share data)


                                                           Three Month Periods Ended March 31

                                                                                 Accumulated
                                                                                    Other
                                            Common                   Retained    Comprehensive   Treasury    Total
                                            Stock      Surplus       Earnings       Income        Stock      Equity

   Balance, January 1, 1997..............  $20,954     $21,624        $21,756      $   166      $  (421)    $64,079
      Comprehensive income:
         Net income......................                               2,103                                 2,103
         Change in unrealized gain (loss)
          on securities, net of tax of
           $544,000......................                                           (1,056)                  (1,056)
          Total comprehensive income.....                                                                     1,047
   Cash dividends........................                                (753)                                 (753)
   5% stock dividend.....................      723       3,905         (4,628)
   Issuance of additional shares.........      198       1,863            (57)                                2,004

   Balance, March 31, 1997...............  $21,875     $27,392        $18,421      $  (890)     $  (421)    $66,377
                                           =======     =======        =======      =======      =======     =======

   Balance, January 1, 1998..............  $22,026     $28,647        $21,219      $ 3,237      $(1,116)    $74,013
      Comprehensive income:
         Net income......................                               2,377                                 2,377
         Change in unrealized gain (loss)
          on securities, net of tax of
           $235,000......................                                             (456)                    (456)
          Total comprehensive income.....                                                                     1,921
   Cash dividends........................                                (923)                                 (923)
   Issuance of additional shares.........       20         229            (91)                                  158

   Balance, March 31, 1998                 $22,046     $28,876        $22,582      $ 2,781      $(1,116)    $75,169
                                           =======     =======        =======      =======      =======     =======




   Per share data for all periods has been restated to reflect stock dividends and splits.


   The accompanying notes are an integral part of the consolidated financial statements.


   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.










                                                      -4-















   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                            1998       1997


   Operating Activities:
      Net income......................................   $ 2,377      $ 2,103
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       193          390
         Provision for depreciation and amortization..       388          385
         Amortization of goodwill.....................        60           60
         Investment security gains....................      (270)        (373)
         Loans originated for sale....................    (8,395)         (89)
         Proceeds from sale of loans..................     7,681        1,563
         Gains on mortgage sales......................      (142)         (40)
         Increase in other assets.....................      (736)      (1,239)
         Increase in accrued interest payable and
          other liabilities...........................       105          188
           Net cash provided by operating activities..     1,261        2,948

   Investing Activities:
      Net decrease in interest-bearing time
       deposits in other banks........................       366          836
      Proceeds from sales of investment
       securities.....................................       396        8,931
      Proceeds from maturities of investment
       securities.....................................    31,577        6,087
      Purchases of investment securities..............   (30,205)     (21,463)
      Net increase in total loans.....................      (200)      (5,498)
      Purchases of premises and equipment.............      (507)        (948)
           Net cash used by investing activities......     1,427      (12,055)

   Financing Activities:
      Net increase in total deposits..................     8,586       13,107
      Net decrease in short-term borrowings...........    (7,899)     (12,235)
      Proceeds from issuance of long-term debt........     3,000       10,000
      Repayment of long-term debt.....................    (3,011)      (5,005)
      Cash dividends..................................      (923)        (753)
      Purchases of treasury stock.....................       ---          ---
      Proceeds from issuance of common stock..........       158        2,004
           Net cash provided (used) by financing
            activities................................       (89)       7,118

           Increase (decrease) in cash and cash
            equivalents...............................     2,599       (1,989)


   Cash and cash equivalents at beginning of period...    30,115       23,699
   Cash and cash equivalents at end of period.........   $32,714      $21,710
                                                         =======      =======



   The accompanying notes are an integral part of the consolidated financial statements.


   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.

   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month periods ended March 31, 1998 and 1997.

             The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on page 9 of the 1997 Annual Report to shareholders.

   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at March 31, 1998 and December 31, 1997, were as follows:

                                                         March 31,
                                                           1998


                                                                  Estimated
                                                Amortized           Fair
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 51,368          $ 51,544
   Mortgage-backed U.S. government
    agencies................................      92,400            92,979
   Obligations of states and political
    subdivisions............................      61,737            63,059
   Corporate securities.....................       1,099             1,119
   Equity securities........................       6,276             8,393
         Total..............................    $212,880          $217,094
                                                ========          ========

                                                       December 31,
                                                           1997

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 66,940          $ 67,389
   Mortgage-backed U.S. government
    agencies................................      84,568            85,137
   Obligations of states and political
    subdivisions............................      55,248            56,633
   Corporate securities.....................       1,244             1,278
   Equity securities........................       6,379             8,847
         Total..............................    $214,379          $219,284
                                                ========          ========



   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:
                                         Three months ended    Year Ended    Three Months ended
                                               March 31,       December 31,      March 31,
                                                1998               1997             1997

   Balance, January 1..................       $6,270               $5,561         $5,561
   Provision for loan losses...........          193                1,317            390
   Loan charge-offs....................         (279)              (1,466)          (266)
   Recoveries..........................          166                  858            240

   Balance, March 31, 1998, December
    31, 1997, and March 31, 1997.......       $6,350               $6,270         $5,925
                                              ======               ======         ======

                           NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                              March 31,          December 31,      March 31,
                                                1998                 1997            1997

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................           $331               $   53           ---
      Mortgages.......................            413                  405          $631
      Personal installment............            230                   72           198
      Other...........................             15                   21             4
                                                  989                  551           833

   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................           637                  926           782
      Mortgages........................         3,381                3,388         3,845
      Other............................           363                  300           282
                                                4,381                4,614         4,909

   Other real estate...................           906                  866           762
      Total............................        $6,276               $6,031        $6,504
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

   Impaired Loans
        At March 31, 1998 and December 31, 1997 the Corporation recorded no investment in impaired loans or related valuation allowance. For the three month periods ended March 31, 1998 and 1997 the average balance of impaired loans was negligible. In addition, the Corporation recognized no interest on impaired loans on the cash basis for the three month periods ended March 31, 1998 and 1997.






                                           -8-










   4.  Statement of Cash Flows
            Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $575,000 and $282,000 and $6,365,000 and $5,407,000 for income taxes and interest, respectively, for each of the three month periods ended March 31, 1998 and 1997.

            Excluded from the consolidated statements of cash flows for the periods ended March 31, 1998 and 1997 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $321,000 and $116,000, respectively. The company also recorded a decrease in deferred tax liabilities of $235,000 in 1998. A decrease in deferred tax liabilities of $85,000 and an increase in deferred tax assets of $458,000 were recognized in 1997. These variations related to the effects of changes in the net unrealized gain (loss) on investment securities available for sale.

   5.  Earnings Per Share:

            The following table sets forth the calculation of Basic and Diluted
   Earnings Per Share for the periods indicated:
                                                                    Three Months Ended March 31,
                                                               1998                         1997
                                                                   Per-Share                    Per-Share
                                                     Income  Shares  Amount   Income   Shares     Amount
                                                               (in thousands except per share data)
   Basic EPS:
   Income available to common stockholders...        $2,377   6,538   $.36       $2,103    6,521    $.32
   Effect of Dilutive Securities:                                     ====                          ====
   Incentive stock options outstanding.......                   173                          154
   Diluted EPS:
   Income available to common stockholders
      & assumed conversion...................        $2,377   6,711   $.35       $2,103    6,675    $.32
                                                     ======   =====   ====       ======    =====    ====

   Per share data has been adjusted to reflect a three for two stock split payable May 8,1998.

   All periods reflect the combined data of Community Banks, Inc. and The
Peoples State Bank.














                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first three months of 1998 was $813,000 or 13.1% greater than 1997. Total interest income for the first three months increased $1,050,000 or 8.5% while total interest expense increased $434,000 or 7.5% over the comparable period of 1997. The amount of net interest income and total interest income are dependent upon many factors including the volume of earning assets and interest bearing liabilities, the level of and changes in interest rates and levels of non-performing assets. The cost of interest bearing liabilities changes with the amount of funds necessary to support earning assets, the rates paid to attract and maintain deposits, rates paid on borrowed funds and the level of non-interest bearing demand deposits and equity capital. The increases in net interest income and total interest income were impacted by an increase in average earning assets of approximately $59,456,000 or 9.7% while average interest bearing liabilities increased $43,445,000 or 8.0% for the first three months of 1998 over the comparable period of 1997. Impacting the increase in average earning assets were increases in average loan balances of 8.4%. The average yields realized on earning assets for the first three months approximated 8.4% in 1998 and 1997. The average costs of interest-bearing liabilities approximated 4.3%. Net interest margins, on a tax equivalent basis for the first three months approximated 4.6% and 4.5% in 1998 and 1997, respectively. The provision for loan losses charged to income decreased 50.5% in 1998. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $6,276,000 and $6,504,000, respectively, as of March 31, 1998 and March 31, 1997. The balance of the allowance for loan losses increased from $5,925,000 at March 31, 1997 to $6,350,000 at March 31, 1998.

        Total other income for the first three months of 1998 was $65,000 or 5.5% more than total other income for the first three months of 1997. Affecting this change were security gains of $270,000 and $373,000 recognized in 1998 and 1997, respectively. Gains recognized on mortgage sales totalled $142,000 and $40,000 in 1998 and 1997, respectively. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been greater in 1998 than 1997. Loans held for sale as of March 31, 1998 totalled $3,497,000. The market value of these loans approximated book value at that time.

        Total other expenses for the first three months of 1998 increased $537,000 or 12.2%. Contributing factors were increases of $275,000 or 12.3% in salaries and employee benefits, $52,000 or 7.2% in net occupancy expense, and $221,000 or 16.9% in other operating expense. These increases were affected by the opening of new banking offices and the recognition of certain retirement plan obligations.

        The provision for income taxes increased $67,000 or 7.4% for the first three months of 1998 in comparison to the first three months of 1997. Affecting this change was an increase in the relative amount of tax-free income in 1998. The effective tax rates approximated 29.1% and 30.2% for the respective periods.

        The previously described factors contributed to a net increase of $274,000 or 13.0% in net income for the three month period ended March 31, 1998.

   Financial Condition

        The Corporation's financial condition can be examined in terms of developing trends in its sources and uses of funds. These trends are the result of both external environmental factors, such as changing economic conditions, regulatory changes and competition, and internal environmental factors such as Management's evaluation as to the best use of funds under these changing conditions.

                                                         Increase (Decrease)
                                         Balance                since
                                      March 31, 1998        December 31, 1997
                                              (dollars in thousands)


                                                            Amount         %
   Funding Sources:

   Deposits and borrowed funds:

    Non-interest bearing............    $ 44,295           $   113        .3%
    Interest bearing................     514,046             8,472       1.7
       Total deposits...............     558,341             8,586       1.6

    Borrowed funds..................      79,910            (7,910)     (9.0)
   Other liabilities................       7,743              (131)     (1.7)
   Shareholders' equity.............      75,169             1,156       1.6

      Total sources.................    $721,163           $ 1,701        .2%
                                        ========           =======      ====

   Funding uses:

   Interest earning assets:

    Short-term investments..........    $ 12,990           $ 8,484     188.3%
    Investment securities...........     217,094            (2,190)     (1.0)
    Loans, net of unearned income...     444,439               408        .1

      Total interest earning assets.     674,523             6,702       1.0

   Cash and due from banks..........      21,764            (6,251)    (22.3)
   Other assets.....................      24,876             1,250       5.3

      Total uses....................    $721,163           $ 1,701        .2%
                                        ========           =======     =====

        As of March 31, 1998 cash and due from banks was $6,251,000 or 22.3% less than it was at December 31, 1997. Interest-bearing time deposits in other banks and investment securities decreased $2,556,000 or 1.2% while fed funds sold increased $8,850,000. The approximate market value of debt securities was $2,097,000 greater than amortized cost at March 31, 1998. The approximate market value of debt securities was $2,437,000 greater than amortized cost at December 31, 1997. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At March 31, 1998 and December 31, 1997, management classified investment securities with amortized costs and market values of $212,880,000 and $217,094,000, and $214,379,000 and $219,284,000,
   respectively, as available for sale. Net loans increased $328,000 or 0.1% from December 31, 1997 to March 31, 1998. Affecting this change were decreases in real estate loans of $477,000 and consumer loans of $1,731,000. Commercial loans increased $3,106,000 during the period. The allowance for loan losses approximated 1.43% and 1.41% of net loans at March 31, 1998 and December 31, 1997. Much of the increase in net premises and equipment of $119,000 related to new banking offices. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at March 31, 1998 and December 31, 1997 these loans totalled $3,497,000 and $2,641,000, respectively. Affecting the increase of $375,000 in accrued interest receivable and other assets was an increase in prepaid expenses. These factors contributed to an increase of $1,701,000 or 0.2% in total assets from December 31, 1997 to March 31, 1998.

        Total deposits increased $8,586,000 or 1.6% from December 31, 1997 to March 31, 1998. Most of the increase can be attributed to increases in savings deposits and time deposits greater than $100,000. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities.

        Management decreased short-term borrowings in 1998 in an attempt to better balance rate sensitive assets and liabilities. At March 31, 1998 long-term debt totalling $77,269,000 included borrowings from the Federal Home Loan Bank of Pittsburgh of $56,000,000 and repurchase agreements totalling $20,000,000 at a weighted average interest rate of 5.77%.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 105% as of March 31, 1998.

        As of March 31, 1998 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 16% of risk-weighted assets.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at March 31, 1998

   Forward Outlook

        Management is unaware of any regulatory recommendations which, if implemented, would have a material effect on the liquidity, capital resources, or operations of CBI. Adequate loan demand is anticipated for the remainder of 1998 and management will continue to carefully evaluate this demand based on the creditworthiness of the borrower and the relative strength of the economy in the Corporation's market.

        The Corporation is anticipating the maintenance of a favorable net interest margin throughout the remainder of 1998.

   Other Events

        On March 31, 1998, Community Banks, Inc. (Community) completed its merger of The Peoples State Bank (Peoples). Peoples has six banking offices which are located in York and Adams Counties, Pennsylvania. Community issued 1,325,330 shares of common stock for all of the outstanding common stock of Peoples. This transaction was accounted for as a pooling of interests and combined unaudited financial information is as follows:

                                     Quarter Ended March 31, 1997
                              (dollars in thousands except per share data)

                               Community         Peoples         Combined


   Interest income............  $8,127            $4,279          $12,406
   Interest expense...........   3,435             2,366            5,801
   Net interest income........   4,692             1,913            6,605
   Loan loss provision........     240               150              390
   Other income...............     957               235            1,192
   Other expense..............   3,134             1,261            4,395
   Income before taxes........   2,275               737            3,012
   Taxes......................     651               258              909

   Net income.................  $1,624            $  479          $ 2,103
                                =========================================

   Earnings per common share:

      Basic                     $  .36            $  .23          $   .32
      Diluted                   $  .35            $  .23          $   .32

   Per share data has been adjusted to reflect a three for two stock split payable May 8, 1998.

                      COMMUNITY BANKS, INC. and SUBSIDIARIES

                     PART II - OTHER INFORMATION AND SIGNATURES



    Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits - none

             (b) Registrant was not required to file any reports on Form 8-K during the quarter ending March 31, 1998.





                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date    May 11, 1998                        /S/ Eddie L. Dunklebarger
                                                    Eddie L. Dunklebarger
                                                          President
                                                  (Chief Executive Officer)



    Date    May 11, 1998                       /S/  Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)