Form 10-Q
period 1998-06-30
COMMUNITY BANKS INC /PA/
filed 1998-08-13
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                       For the Quarter Ended June 30, 1998


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


                                                   Yes  X     No

                Number of Shares Outstanding as of June 30, 1998.

      CAPITAL STOCK-COMMON                                    6,561,017
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

     Management's Discussion and Analysis of Financial
        Condition and Results of Operation............................10-14



     Part II

     Other information and Signatures..................................15











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month and six month periods ending June 30, 1998 and 1997.


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










































                                       -1-






   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                                June 30,          December 31,
                                                  1998                1997


   ASSETS

   Cash and due from banks...................     $ 19,847         $ 28,015
   Interest-bearing time deposits in other
      banks..................................        1,479            2,406
   Investment securities, available for sale
      (market value).........................      235,154          219,284
   Fed funds sold............................        4,475            2,100
   Loans.....................................      470,285          456,460
   Less:  Unearned income....................      (11,374)         (12,429)
          Allowance for loan losses..........       (6,495)          (6,270)
          Net loans..........................      452,416          437,761
   Premises and equipment, net...............       14,396           13,963
   Goodwill..................................          786              906
   Other real estate owned...................          745              866
   Loans held for sale.......................        2,667            2,641
   Accrued interest receivable and other
      assets.................................       13,506           11,520

      Total assets...........................     $745,471         $719,462
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 43,329         $ 44,181
      Savings................................      241,353          226,377
      Time...................................      243,848          248,998
      Time in denominations of $100,000 or
       more..................................       25,055           30,199
      Total deposits.........................      553,585          549,755
   Short-term borrowings.....................          670           10,540
   Long-term debt............................      105,407           77,280
   Accrued interest payable and other
      liabilities............................        8,975            7,874

      Total liabilities......................      668,637          645,449


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 20,000,000
      shares authorized; 6,627,000 and
      4,405,000 shares issued in 1998 and
      1997, respectively.....................       33,134           22,026
   Surplus...................................       17,942           28,647
   Retained earnings.........................       23,928           21,219
   Other accumulated comprehensive income,
    net of tax of $1,518,000 and $1,668,000,
     respectively............................        2,946            3,237
   Less:  Treasury stock of 66,000 and
      44,000 shares at cost..................       (1,116)          (1,116)
      Total stockholders' equity.............       76,834           74,013
      Total liabilities and stockholders'
       equity................................     $745,471         $719,462
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

   All periods reflect the combined data of Community Banks, Inc. and the Peoples State Bank.
                                     -2-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)


                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                          1998       1997         1998        1997
  Interest income:
   Interest and fees on loans.................         $10,118     $ 9,369      $20,029     $18,566
   Interest and dividends on investment
    securities:
       Taxable................................           2,554       2,737        5,186       5,420
       Exempt from federal income tax.........             890         589        1,651       1,019
   Fed funds interest.........................             117          71          241         148
   Other interest income......................              23          22           51          41
        Total interest income.................          13,702      12,788       27,158      25,194

   Interest expense:
   Interest on deposits:
        Savings...............................           1,354       1,394        2,704       2,777
        Time..................................           3,273       3,368        6,550       6,636
        Time in denominations of $100,000 or
         more.................................             411         386          854         777
   Interest on short-term borrowings and
    long-term debt............................             946         555        1,775       1,113
   Fed funds purchased and repo interest......             346         238          682         439
        Total interest expense................           6,330       5,941       12,565      11,742
        Net interest income...................           7,372       6,847       14,593      13,452
   Provision for loan losses..................             231         290          424         680
        Net interest income after provision
         for loan losses......................           7,141       6,557       14,169      12,772
   Other income:
        Trust department income...............              81          73          158         144
        Service charges on deposit accounts...             398         324          729         623
        Other service charges, commissions
         and fees.............................             193         154          365         296
        Investment security gains ............              73         104          343         477
        Income on insurance premiums..........             146         142          277         286
        Gains on mortgage sales...............             142          62          284         102
        Other income..........................              95          55          229         178
             Total other income...............           1,128         914        2,385       2,106

   Other expenses:
        Salaries and employee benefits........           2,529       2,325        5,041       4,562
        Net occupancy expense.................             787         724        1,562       1,447
        Operating expense of insurance
          subsidiary..........................             137          91          256         221
        Other operating expense...............           1,432       1,448        2,958       2,753
             Total other expense..............           4,885       4,588        9,817       8,983
             Income before income taxes.......           3,384       2,883        6,737       5,895
   Provision for income taxes.................             920         831        1,896       1,740

             Net income.......................         $ 2,464     $ 2,052      $ 4,841     $ 4,155
                                                       =======     =======      =======     =======
   Earnings per share:
      Basic...................................         $   .38     $   .31      $   .74     $   .64
      Diluted.................................         $   .37     $   .31      $   .72     $   .62
   Dividends paid per share...................         $   .16     $   .12      $   .30     $   .23

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

   All periods reflect the combined data of Community Banks, Inc. and The
   Peoples State Bank.

                                         -3-



   Community Banks, Inc. and Subsidiaries
   Consolidated Statements of Changes in Stockholders' Equity
   (Dollars in thousands except per share data)



                                                            Six Month Periods Ended June 30

                                                                                 Accumulated
                                                                                    Other
                                            Common                   Retained    Comprehensive   Treasury    Total
                                            Stock      Surplus       Earnings       Income        Stock      Equity

   Balance, January 1, 1997..............  $20,954     $21,624        $21,756      $   166      $  (421)    $64,079
      Comprehensive income:
         Net income......................                               4,155                                 4,155
         Change in unrealized gain (loss)
          on securities, net of tax of
           $64,000.......................                                              125                      125
          Total comprehensive income.....                                                                     4,280
   Cash dividends........................                              (1,518)                               (1,518)
   5% stock dividend.....................      723       3,905         (4,628)
   Purchase of treasury stock............                                                          (695)       (695)
   Issuance of additional shares.........      233       2,108            (61)                                2,280

   Balance, June 30, 1997................  $21,910     $27,637        $19,704      $   291     $ (1,116)    $68,426
                                           =======     =======        =======      =======      =======     =======

   Balance, January 1, 1998..............  $22,026     $28,647        $21,219      $ 3,237      $(1,116)    $74,013
      Comprehensive income:
         Net income......................                               4,841                                 4,841
         Change in unrealized gain (loss)
          on securities, net of tax of
           ($150,000)....................                                             (291)                    (291)
          Total comprehensive income.....                                                                     4,550
   Cash dividends........................                              (2,012)                               (2,012)
   3 for 2 stock split...................   11,024     (11,024)
   Issuance of additional shares.........       84         319           (120)                                  283

   Balance, June 30, 1998................  $33,134     $17,942        $23,928      $ 2,946      $(1,116)    $76,834
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


   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.










                                                      -4-
















   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)
                                                           Six Months Ended
                                                                June 30,
                                                            1998       1997


   Operating Activities:
      Net income......................................   $ 4,841      $ 4,155
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       424          680
         Provision for depreciation and amortization..       787          740
         Amortization of goodwill.....................       120          120
         Investment security gains....................      (343)        (477)
         Loans originated for sale....................   (15,253)      (6,125)
         Proceeds from sale of loans..................    15,511        4,971
         Gains on mortgage sales......................      (284)        (102)
         Increase in other assets.....................    (1,239)        (330)
         Increase (decrease) in accrued interest payable
          and other liabilities.......................     1,251         (137)
           Net cash provided by operating activities..     5,815        3,495

   Investing Activities:
      Net decrease (increase) in interest-bearing time
       deposits in other banks........................       927          (47)
      Proceeds from sales of investment
       securities.....................................     1,647       29,981
      Proceeds from maturities of investment
       securities.....................................    48,914       12,923
      Purchases of investment securities..............   (66,529)     (58,539)
      Net increase in total loans.....................   (15,705)     (11,336)
      Purchases of premises and equipment.............    (1,220)      (1,540)
           Net cash used by investing activities......   (31,966)     (28,558)

   Financing Activities:
      Net increase in total deposits..................     3,830       24,912
      Net decrease in short-term borrowings...........    (9,870)      (5,944)
      Proceeds from issuance of long-term debt........    31,138       19,995
      Repayment of long-term debt.....................    (3,011)      (5,005)
      Cash dividends..................................    (2,012)      (1,518)
      Purchases of treasury stock.....................       ---         (695)
      Proceeds from issuance of common stock..........       283        2,280
           Net cash provided by financing
            activities................................    20,358       34,025

           Decrease in cash and cash equivalents......    (5,793)       8,962


   Cash and cash equivalents at beginning of period...    30,115       23,699
   Cash and cash equivalents at end of period.........   $24,322      $32,661
                                                         =======      =======



   The accompanying notes are an integral part of the consolidated financial statements.


   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.

   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and six month periods ended June 30, 1998 and 1997.

             The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on page 9 of the 1997 Annual Report to shareholders.

             Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" establishes standards for recording derivative financial instruments on the balance sheet at their fair value. This Statement requires changes in the fair value of derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that the adoption of SFAS 133 will not have a significant effect on the Corporation's financial condition or results of operations.

   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at June 30, 1998 and December 31, 1997, were as follows:

                                                          June 30,
                                                           1998


                                                                  Estimated
                                                Amortized           Fair
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 62,435          $ 62,716
   Mortgage-backed U.S. government
    agencies................................      84,344            84,849
   Obligations of states and political
    subdivisions............................      75,073            76,668
   Corporate securities.....................       1,064             1,083
   Equity securities........................       7,774             9,838
         Total..............................    $230,690          $235,154
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
                                                ========          ========





   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:

                                           Six months ended    Year Ended     Six Months ended
                                                June 30,       December 31,       June 30,
                                                1998               1997             1997

   Balance, January 1..................       $6,270               $5,561         $5,561
   Provision for loan losses...........          424                1,317            680
   Loan charge-offs....................         (498)              (1,466)          (750)
   Recoveries..........................          299                  858            404

   Balance, June 30, 1998, December
    31, 1997, and June 30, 1997........       $6,495               $6,270         $5,895
                                              ======               ======         ======

                           NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                               June 30,          December 31,       June 30,
                                                1998                 1997            1997

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................           $117               $   53          $ 72
      Mortgages.......................            455                  405           528
      Personal installment............            289                   72           268
      Other...........................             12                   21             9
                                                  873                  551           877

   Loans renogotiated with borrowers..            245                NONE          NONE
   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................         1,133                  926           860
      Mortgages........................         2,510                3,388         3,776
      Other............................           342                  300           294
                                                3,985                4,614         4,930

   Other real estate...................           745                  866         1,143
      Total............................        $5,848               $6,031        $6,950
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

   Impaired Loans
        At June 30, 1998 and December 31, 1997 the Corporation recorded no investment in impaired loans or related valuation allowance. For the six month periods ended June 30, 1998 and 1997 the average balance of impaired loans was negligible. In addition, the Corporation recognized no interest on impaired loans on the cash basis for the six month periods ended
   June 30, 1998 and 1997.






                                           -8-











   4.  Statement of Cash Flows
            Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $2,660,000 and $1,532,000 and $12,627,000 and $11,053,000 for income taxes and interest, respectively, for each of the six month periods ended June 30, 1998 and 1997.

            Excluded from the consolidated statements of cash flows for the periods ended June 30, 1998 and 1997 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $626,000 and $598,000, respectively. The company also recorded a decrease in deferred tax liabilities of $150,000 in 1998. A decrease in deferred tax assets of $49,000 and an increase in deferred tax liabilities of $16,000 were recognized in 1997. These variations related to the effects of changes in the net unrealized gain (loss) on investment securities available for sale.


   5.  Earnings Per Share:

            The following tables set forth the calculation of Basic and Diluted
   Earnings Per Share for the periods indicated:

                                                                   Three Months Ended June 30,
                                                               1998                         1997
                                                                   Per-Share                    Per-Share
                                                     Income  Shares  Amount   Income   Shares     Amount
                                                               (in thousands except per share data)
   Basic EPS:
   Income available to common stockholders...        $2,464   6,551   $.38       $2,052    6,515    $.31
   Effect of Dilutive Securities:                                     ====                          ====
   Incentive stock options outstanding.......                   160                          169
   Diluted EPS:
   Income available to common stockholders
      & assumed conversion...................        $2,464   6,711   $.37       $2,052    6,684    $.31
                                                     ======   =====   ====       ======    =====    ====



                                                                       Six Months Ended June 30,
                                                               1998                         1997
                                                                   Per-Share                    Per-Share
                                                     Income  Shares  Amount   Income   Shares     Amount
                                                               (in thousands except per share data)

   Basic EPS:
   Income available to common stockholders...        $4,841   6,545   $.74       $4,155    6,518    $.64
   Effect of Dilutive Securities:                                     ====                          ====
   Incentive stock options outstanding.......                   161                          168
   Diluted EPS:
   Income available to common stockholders
      & assumed conversion...................        $4,841   6,706   $.72       $4,155    6,686    $.62
                                                     ======   =====   ====       ======    =====    ====


   Per share data has been adjusted to reflect a three for two stock split payable May 8,1998.

   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.




                                                   -9-




































                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first Six months of 1998 was $1,397,000 or 10.9% greater than 1997. Total interest income for the first six months increased $1,964,000 or 7.8% while total interest expense increased $823,000 or 7.0% over the comparable period of 1997. The amount of net interest income and total interest income are dependent upon many factors including the volume of earning assets and interest bearing liabilities, the level of and changes in interest rates and levels of non-performing assets. The cost of interest bearing liabilities changes with the amount of funds necessary to support earning assets, the rates paid to attract and maintain deposits, rates paid on borrowed funds and the level of non-interest bearing demand deposits and equity capital. The increases in net interest income and total interest income were impacted by an increase in average earning assets of approximately $57,827,000 or 9.3% while average interest bearing liabilities increased $59,280,000 or 10.7% for the first six months of 1998 over the comparable period of 1997. Impacting the increase in average earning assets were increases in average loan balances of 8.4%. The average yields realized on earning assets for the first six months approximated 8.2% and 8.3% in 1998 and 1997, respectively. The average costs of interest-bearing liabilities approximated 4.1% and 4.2%, respectively. Net interest margins, on a tax equivalent basis for the first six months approximated 4.6% and 4.8% in 1998 and 1997, respectively. The provision for loan losses charged to income decreased 37.6% in 1998. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $5,848,000 and $6,950,000, respectively, as of June 30, 1998 and June 30, 1997. The balance of the allowance for loan losses increased from $5,894,000 at June 30, 1997 to $6,495,000 at June 30,
   1998.

        Total other income for the first six months of 1998 was $279,000 or 13.2% more than total other income for the first six months of 1997. Affecting this change were increases in service charges on deposit accounts and other service charges, commissions, and fees of $175,000. In addition, security gains of $343,000 and $477,000 were recognized in 1998 and 1997, respectively. Gains recognized on mortgage sales totalled $284,000 and $102,000 in 1998 and 1997, respectively. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been greater in 1998 than 1997. Loans held for sale as of June 30, 1998 totalled $2,667,000. The market value of these loans approximated book value at that time.

        Total other expenses for the first six months of 1998 increased $834,000 or 9.3%. Contributing factors were increases of $479,000 or 10.5% in salaries and employee benefits, $115,000 or 7.9% in net occupancy expense, and $205,000 or 7.4% in other operating expense. These increases were affected by the opening of new banking offices and the recognition of certain retirement plan obligations.

        The provision for income taxes increased $156,000 or 9.0% for the first six months of 1998 in comparison to the first six months of 1997. Affecting this change was an increase in the relative amount of tax-free income in 1998. The effective tax rates approximated 28.1% and 29.5% for the respective periods.

        The previously described factors contributed to a net increase of $686,000 or 16.5% in net income for the six month period ended June 30, 1998.

        The significant changes and related causes which occurred during the three month period ending June 30, 1998 were generally consistent with those described for the six month period ending June 30, 1998. Investment security gains declined in the second quarter of 1998. Gains on mortgage sales were $142,000 and $62,000, respectively, for the three month periods ending June 30, 1998 and 1997.

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

                                                         Increase (Decrease)
                                         Balance                since
                                      June 30, 1998        December 31, 1997
                                              (dollars in thousands)


                                                            Amount         %
   Funding Sources:

   Deposits and borrowed funds:

    Non-interest bearing............    $ 43,329           $  (852)     (1.9)%
    Interest bearing................     510,256             4,682        .9
       Total deposits...............     553,585             3,830        .7

    Borrowed funds..................     106,077            18,257      20.8
   Other liabilities................       8,975             1,101      14.0
   Shareholders' equity.............      76,834             2,821       3.8

      Total sources.................    $745,471           $26,009       3.6%
                                        ========           =======      ====

   Funding uses:

   Interest earning assets:

    Short-term investments..........    $  5,954           $ 1,448      32.1%
    Investment securities...........     235,154            15,870       7.2
    Loans, net of unearned income...     458,911            14,880       3.4

      Total interest earning assets.     700,019            32,198       4.8

   Cash and due from banks..........      19,847            (8,168)    (29.2)
   Other assets.....................      25,605             1,979       8.4

      Total uses....................    $745,471           $26,009       3.6%
                                        ========           =======     =====

        As of June 30, 1998 cash and due from banks was $8,168,000 or 29.2% less than it was at December 31, 1997. Interest-bearing time deposits in other banks and investment securities increased $14,943,000 or 6.7% while fed funds sold increased $2,375,000. The approximate market value of debt securities was $2,400,000 greater than amortized cost at June 30, 1998. The approximate market value of debt securities was $2,437,000 greater than amortized cost at December 31, 1997. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At June 30, 1998 and December 31, 1997, management classified investment securities with amortized costs and market values of $230,690,000 and $235,154,000, and $214,379,000 and $219,284,000, respectively, as available for sale. Net loans increased $14,655,000 or 3.3% from December 31, 1997 to June 30, 1998. Affecting this change were increases in real estate loans of $8,649,000 and consumer loans of $2,019,000. Commercial loans increased $3,604,000 during the period. The allowance for loan losses approximated 1.42% and 1.41% of net loans at June 30, 1998 and December 31, 1997. Much of the increase in net premises and equipment of $433,000 related to new banking offices. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at June 30, 1998 and December 31, 1997 these loans totalled $2,667,000 and $2,641,000, respectively. Affecting the increase of $1,986,000 in accrued interest receivable and other assets was an increase in prepaid expenses and deferred taxes. These factors contributed to an increase of $26,009,000 or 3.6% in total assets from December 31, 1997 to June 30, 1998.

        Total deposits increased $3,830,000 or 0.7% from December 31, 1997 to June 30, 1998. Most of this increase can be attributed to increases in savings deposits. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities.

        Management decreased short-term borrowings and increased long-term debt in 1998 in an attempt to better balance rate sensitive assets and liabilities and enhance earnings through more effective use of equity. At June 30, 1998 long-term debt totalling $105,407,000 included borrowings from the Federal Home Loan Bank of Pittsburgh of $81,000,000 and repurchase agreements totalling $20,000,000 at a weighted average interest rate of 5.56%.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 95% as of June 30, 1998.

        As of June 30, 1998 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 16% of risk-weighted assets.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at June 30, 1998

   Forward Outlook

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

   Other Events

        On March 31, 1998, Community Banks, Inc. (Community) completed its merger of The Peoples State Bank (Peoples). Peoples has six banking offices which are located in York and Adams Counties, Pennsylvania. Community issued 1,325,330 shares of common stock for all of the outstanding common stock of Peoples. This transaction was accounted for as a pooling of interests and combined unaudited financial information is included in this report.


                                  For Three Months Ended June 30, 1997
                               (dollars in thousands except per share data)

                                Community         Peoples         Combined

   Interest income............   $8,275           $4,513          $12,788
   Interest expense...........    3,494            2,447            5,941
   Net interest income........    4,781            2,066            6,847
   Loan loss provision........      140              150              290
   Other income...............      755              159              914
   Other expense..............    3,237            1,351            4,588
   Income before taxes........    2,159              724            2,883
   Taxes......................      621              210              831

   Net income.................   $1,538           $  514           $2,052
                                 ========================================

   Earnings per common share:

      Basic                      $  .34           $  .23           $  .31
      Diluted                    $  .33           $  .23           $  .31

                                  For the Six Months Ended June 30, 1997
                               (dollars in thousands except per share data)

                                Community         Peoples         Combined

   Interest income............   $16,402          $8,792          $25,194
   Interest expense...........     6,929           4,813           11,742
   Net interest income........     9,473           3,979           13,452
   Loan loss provision........       380             300              680
   Other income...............     1,712             394            2,106
   Other expense..............     6,371           2,612            8,983
   Income before taxes........     4,434           1,461            5,895
   Taxes......................     1,272             468            1,740

   Net income.................   $ 3,162          $  993           $4,155
                                 ========================================

   Earnings per common share:

      Basic                      $   .70          $  .47           $  .64
      Diluted                    $   .69          $  .47           $  .62


   Per share data has been adjusted to reflect a three for two stock split payable May 8, 1998.

                                    -14-
















                      COMMUNITY BANKS, INC. and SUBSIDIARIES

                     PART II - OTHER INFORMATION AND SIGNATURES


    Item 4.  Submission of Matters to Vote of Security Holders


         The annual meeting of shareholders of Community Banks, Inc. was held May 26, 1998 for the purpose of considering and voting upon the following matters:

            1. To elect four (4) Directors: Kenneth L. Deibler, Allen Shaffer, Ernest L. Lowe, and Earl L. Mummert, to serve until the 2002 Annual Meeting of Shareholders. Each director received affirmative votes representing at least 75.05% of the shares outstanding.

            2. To approve the 1998 Long-Term Incentive Plan. This proposal received affirmative votes representing 84.75% of the shares outstanding.


    Item 6.  Exhibits and Reports on Form 8-K/A1

             (a)  Exhibits - none

             (b)  Registrant filed the following reports
                  on  Form 8-K during the quarter ending June 30, 1998.

             Reports Dated March 31, 1998

             Registrant reported the merger of the Peoples State Bank of East Berlin. Incorporated by reference in Form 8-K/A-1 were the Pro Forma Unaudited Consolidated Statements of Income for the years 1994, 1995, and 1996, and nine months ended September 30, 1996, and 1997; Pro Forma Unaudited Combined Balance Sheet as of September 30, 1997; Pro Forma Unaudited Capital Schedule as of September 30, 1997; and notes to Unaudited Pro Forma Financial Information.


                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date    August 11, 1998                    /S/ Eddie L. Dunklebarger
                                                    Eddie L. Dunklebarger
                                                          President
                                                  (Chief Executive Officer)



    Date    August 11, 1998                   /S/  Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)


                                       -15-