Form 10-Q
period 1998-09-30
COMMUNITY BANKS INC /PA/
filed 1998-11-13
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                     For the Quarter Ended September 30, 1998


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


                                                   Yes  X     No

              Number of Shares Outstanding as of September 30, 1998.

      CAPITAL STOCK-COMMON                                    6,528,507
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

     Management's Discussion and Analysis of Financial
        Condition and Results of Operation............................10-15



     Part II

     Other information and Signatures..................................16











                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month and nine month periods ending September 30, 1998 and 1997.


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










































   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                              September 30,       December 31,
                                                  1998                1997


   ASSETS

   Cash and due from banks...................     $ 21,499         $ 28,015
   Interest-bearing time deposits in other
      banks..................................        1,119            2,406
   Investment securities, available for sale
      (market value).........................      266,289          219,284
   Fed funds sold............................        5,025            2,100
   Loans.....................................      492,709          456,460
   Less:  Unearned income....................      (11,267)         (12,429)
          Allowance for loan losses..........       (6,779)          (6,270)
          Net loans..........................      474,663          437,761
   Premises and equipment, net...............       14,416           13,963
   Goodwill..................................          725              906
   Other real estate owned...................          672              866
   Loans held for sale.......................          746            2,641
   Accrued interest receivable and other
      assets.................................       14,943           11,520

      Total assets...........................     $800,097         $719,462
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 46,381         $ 44,181
      Savings................................      252,039          226,377
      Time...................................      254,730          248,998
      Time in denominations of $100,000 or
       more..................................       31,499           30,199
      Total deposits.........................      584,649          549,755
   Short-term borrowings.....................        2,271           10,540
   Long-term debt............................      126,000           77,280
   Accrued interest payable and other
      liabilities............................        8,662            7,874

      Total liabilities......................      721,582          645,449


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 20,000,000
      shares authorized; 6,631,000 and
      4,405,000 shares issued in 1998 and
      1997, respectively.....................       33,156           22,026
   Surplus...................................       17,986           28,647
   Retained earnings.........................       25,434           21,219
   Other accumulated comprehensive income,
    net of tax of $2,038 and $1,668,
     respectively............................        3,956            3,237
   Less:  Treasury stock of 103,000 and
      44,000 shares at cost..................       (2,017)          (1,116)
      Total stockholders' equity.............       78,515           74,013
      Total liabilities and stockholders'
       equity................................     $800,097         $719,462
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

   All periods reflect the combined data of Community Banks, Inc. and the Peoples State Bank.
                                     -2-


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)

                                                        Three Months Ended       Nine Months Ended
                                                          September 30,             September 30,
                                                          1998       1997         1998        1997
   Interest income:
   Interest and fees on loans.................         $10,453     $ 9,641      $30,482     $28,207
   Interest and dividends on investment
    securities:
       Taxable................................           2,900       3,015        8,086       8,435
       Exempt from federal income tax.........           1,014         689        2,665       1,708
   Fed funds interest.........................             161         103          402         251
   Other interest income......................              14          19           65          60
        Total interest income.................          14,542      13,467       41,700      38,661

   Interest expense:
   Interest on deposits:
        Savings...............................           1,417       1,394        4,121       4,171
        Time..................................           3,388       3,401        9,938      10,037
        Time in denominations of $100,000 or
         more.................................             356         384        1,210       1,161
   Interest on short-term borrowings and
    long-term debt............................           1,427         681        3,202       1,794
   Fed funds purchased and repo interest......             329         408        1,011         847
        Total interest expense................           6,917       6,268       19,482      18,010
        Net interest income...................           7,625       7,199       22,218      20,651
   Provision for loan losses..................             487         340          911       1,020
        Net interest income after provision
         for loan losses......................           7,138       6,859       21,307      19,631
   Other income:
        Trust department income...............              79         107          237         251
        Service charges on deposit accounts...             416         352        1,145         975
        Other service charges, commissions
         and fees.............................             196         153          561         449
        Investment security gains ............             224          86          567         563
        Income on insurance premiums..........             172         150          449         436
        Gains on mortgage sales...............             131          31          415         133
        Other income..........................             108         114          337         292
             Total other income...............           1,326         993        3,711       3,099

   Other expenses:
        Salaries and employee benefits........           2,610       2,403        7,651       6,965
        Net occupancy expense.................             821         730        2,383       2,177
   Operating expense of insurance
          subsidiary..........................              87         104          343         325
        Other operating expense...............           1,502       1,441        4,460       4,194
             Total other expense..............           5,020       4,678       14,837      13,661
             Income before income taxes.......           3,444       3,174       10,181       9,069
   Provision for income taxes.................             868         931        2,764       2,671

             Net income.......................         $ 2,576     $ 2,243      $ 7,417     $ 6,398
                                                       =======     =======      =======     =======
   Earnings per share:
      Basic...................................         $   .39     $   .34      $  1.13     $   .98
      Diluted.................................         $   .39     $   .34      $  1.11     $   .96
   Dividends paid per share...................         $   .16     $   .12      $   .46     $   .35

   Per share data has been adjusted to reflect stock dividends and splits.
   A three for two stock split was paid May 8, 1998.


   The accompanying notes are an integral part of the consolidated financial statements.

   All periods reflect the combined data of Community Banks, Inc. and The
   Peoples State Bank.

   Community Banks, Inc. and Subsidiaries
   Consolidated Statements of Changes in Stockholders' Equity
   (Dollars in thousands except per share data)


                                                    Nine Month Periods Ended September 30

                                                                                 Accumulated
                                                                                    Other
                                            Common                   Retained    Comprehensive   Treasury    Total
                                            Stock      Surplus       Earnings       Income        Stock      Equity

   Balance, January 1, 1997..............  $20,954     $21,624        $21,756      $   166      $  (421)    $64,079
   Comprehensive income:
         Net income......................                               6,398                                 6,398
         Change in unrealized gain (loss)
          on securities, net of tax of
           $697,000......................                                            1,353                    1,353
          Total comprehensive income.....                                                                     7,751
   Cash dividends........................                              (2,300)                               (2,300)
   5% stock dividend.....................      723       3,905         (4,628)
   Purchase of treasury stock............                                                          (695)       (695)
   Issuance of additional shares.........      248       2,343           (112)                                2,479

   Balance, September 30, 1997...........  $21,925     $27,872        $21,114      $ 1,519     $ (1,116)    $71,314
                                           =======     =======        =======      =======      =======     =======

   Balance, January 1, 1998..............  $22,026     $28,647        $21,219      $ 3,237      $(1,116)    $74,013
      Comprehensive income:
         Net income......................                               7,417                                 7,417
         Change in unrealized gain (loss)
          on securities, net of tax of
            $370,000 ....................                                              719                      719
          Total comprehensive income.....                                                                     8,136
   Cash dividends........................                              (3,059)                               (3,059)
   3 for 2 stock split...................   11,024     (11,024)
   Purchase of treasury stock............                                                          (901)       (901)
   Issuance of additional shares.........      106         363           (143)                                  326

   Balance, September 30, 1998...........  $33,156     $17,986        $25,434      $ 3,956      $(2,017)    $78,515
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


   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.










   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)
                                                          Nine Months Ended
                                                            September 30,
                                                            1998       1997


   Operating Activities:
      Net income......................................   $ 7,417      $ 6,398
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       911        1,020
         Provision for depreciation and amortization..     1,211        1,111
         Amortization of goodwill.....................       181          180
         Investment security gains....................      (567)        (563)
         Loans originated for sale....................   (21,390)      (4,896)
         Proceeds from sale of loans..................    23,700        6,319
         Gains on mortgage sales......................      (415)        (133)
         Increase in other assets.....................    (2,577)        (996)
         Increase in accrued interest payable
          and other liabilities.......................       418          452
           Net cash provided by operating activities..     8,889        8,892

   Investing Activities:
      Net decrease in interest-bearing time
       deposits in other banks........................     1,287          149
      Proceeds from sales of investment
       securities.....................................    11,565       32,936
      Proceeds from maturities of investment
       securities.....................................    71,974       19,153
      Purchases of investment securities..............  (128,888)     (87,712)
      Net increase in total loans.....................   (38,465)     (20,343)
      Purchases of premises and equipment.............    (1,664)      (2,319)
           Net cash used by investing activities......   (84,191)     (58,136)

   Financing Activities:
      Net increase in total deposits..................    34,894       22,994
      Net decrease in short-term borrowings...........    (8,269)      (9,026)
      Proceeds from issuance of long-term debt........    51,731       35,413
      Repayment of long-term debt.....................    (3,011)      (5,005)
      Cash dividends..................................    (3,059)      (2,300)
      Purchases of treasury stock.....................      (901)        (695)
      Proceeds from issuance of common stock..........       326        2,479
           Net cash provided by financing
            activities................................    71,711       43,860

           Decrease in cash and cash equivalents......    (3,591)      (5,384)


   Cash and cash equivalents at beginning of period...    30,115       23,699
   Cash and cash equivalents at end of period.........   $26,524      $18,315
                                                         =======      =======



   The accompanying notes are an integral part of the consolidated financial statements.


   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.
                                      -5-







   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and nine month periods ended September 30, 1998 and 1997.

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


































   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at September 30, 1998 and December 31, 1997, were as follows:

                                                       September 30,
                                                           1998


                                                                  Estimated
                                                Amortized           Fair
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 69,090          $ 70,070
   Mortgage-backed U.S. government
    agencies................................      80,954            82,055
   Obligations of states and political
    subdivisions............................      81,026            83,690
   Corporate securities.....................      20,499            20,451
   Equity securities........................       8,726            10,023
         Total..............................    $260,295          $266,289
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
                                                ========          ========


















   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:
                                         Nine months ended      Year Ended   Nine Months ended
                                            September 30,       December 31,   September 30,
                                                1998               1997             1997

   Balance, January 1..................       $6,270               $5,561         $5,561
   Provision for loan losses...........          911                1,317          1,020
   Loan charge-offs....................         (793)              (1,466)        (1,077)
   Recoveries..........................          391                  858            700

   Balance, September 30, 1998, December
    31, 1997, and September 30, 1997...       $6,779               $6,270         $6,204
                                              ======               ======         ======

                           NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                            September 30,        December 31,   September 30,
                                                1998                 1997            1997

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................            ---               $   53           ---
      Mortgages.......................           $497                  405          $588
      Personal installment............            271                   72           388
      Other...........................             20                   21            16
                                                  788                  551           992

   Loans renogotiated with borrowers..            247                NONE            527
   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................           916                  926         1,048
      Mortgages........................         2,763                3,388         3,142
      Other............................           335                  300           277
                                                4,014                4,614         4,467

   Other real estate...................           672                  866         1,194
      Total............................        $5,721               $6,031        $7,180
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

   Impaired Loans
        At September 30, 1998 and December 31, 1997 the Corporation recorded no investment in impaired loans or related valuation allowance. For the nine month periods ended September
   30, 1998 and 1997 the average balance of impaired loans was negligible. In addition, the
   Corporation recognized no interest on impaired loans on the cash basis for the nine month periods ended September 30, 1998 and 1997.






   4.  Statement of Cash Flows
            Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $3,485,000 and $1,990,000 and $19,608,000 and $16,976,000 for income taxes and interest, respectively, for each of the nine month periods ended September 30, 1998 and 1997.

            Excluded from the consolidated statements of cash flows for the periods ended September 30, 1998 and 1997 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $652,000 and $749,000, respectively. The company also recorded an increase in deferred tax liabilities of $370,000 in 1998. An increase in deferred tax liabilities of $2,050,000 was recognized in 1997. These variations related to the effects of changes in the net unrealized gain (loss) on investment securities available for sale.

   5.  Earnings Per Share:

            The following tables set forth the calculation of Basic and Diluted
   Earnings Per Share for the periods indicated:
                                                                 Three Months Ended September 30,
                                                               1998                         1997
                                                                   Per-Share                    Per-Share
                                                     Income  Shares  Amount   Income   Shares     Amount
                                                               (in thousands except per share data)
   Basic EPS:
   Income available to common stockholders...        $2,576   6,552   $.39       $2,243    6,511    $.34
   Effect of Dilutive Securities:                                     ====                          ====
   Incentive stock options outstanding.......                   138                          172
   Diluted EPS:
   Income available to common stockholders
      & assumed conversion...................        $2,576   6,690   $.39       $2,243    6,683    $.34
                                                     ======   =====   ====       ======    =====    ====



                                                                   Nine Months Ended September 30,
                                                               1998                         1997
                                                                   Per-Share                    Per-Share
                                                     Income  Shares  Amount   Income   Shares     Amount
                                                               (in thousands except per share data)

   Basic EPS:
   Income available to common stockholders...        $7,417   6,547  $1.13       $6,398    6,515    $.98
   Effect of Dilutive Securities:                                    =====                          ====
   Incentive stock options outstanding.......                   154                          162
   Diluted EPS:
   Income available to common stockholders
      & assumed conversion...................        $7,417   6,701  $1.11       $6,398    6,677    $.96
                                                     ======   =====  =====       ======    =====    ====


   Per share data has been adjusted to reflect a three for two stock split payable May 8,1998.

   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.




                    Community Banks, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

   Results of Operations

        Net interest income after provision for loan losses for the first nine months of 1998 was $1,676,000 or 8.5% greater than 1997. Total interest income for the first nine months increased $3,039,000 or 7.9% while total interest expense increased $1,472,000 or 8.2% over the comparable period of 1997. The amount of net interest income and total interest income are dependent upon many factors including the volume of earning assets and interest bearing liabilities, the level of and changes in interest rates and levels of non-performing assets. The cost of interest bearing liabilities changes with the amount of funds necessary to support earning assets, the rates paid to attract and maintain deposits, rates paid on borrowed funds and the level of non-interest bearing demand deposits and equity capital. The increases in net interest income and total interest income were impacted by an increase in average earning assets of approximately $66,467,000 or 10.5% while average interest bearing liabilities increased $52,491,000 or 9.3% for the first nine months of 1998 over the comparable period of 1997. Impacting the increase in average earning assets were increases in average loan balances of 9.0%. The average yields realized on earning assets for the first nine months approximated 8.0% and 8.2% in 1998 and 1997, respectively. The average costs of interest-bearing liabilities approximated 4.2% and 4.3%, respectively. Net interest margins, on a tax equivalent basis for the first nine months approximated 4.5% and 4.7% in 1998 and 1997, respectively. The provision for loan losses charged to income decreased 10.7% in 1998. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $5,721,000 and $7,180,000, respectively, as of September 30, 1998 and September 30, 1997. The balance of the allowance for loan losses increased from $6,204,000 at September 30, 1997 to $6,779,000 at September 30, 1998.

        Total other income for the first nine months of 1998 was $612,000 or 19.7% more than total other income for the first nine months of 1997. Affecting this change were increases in service charges on deposit accounts and other service charges, commissions, and fees of $282,000. In addition, security gains of $567,000 and $563,000 were recognized in 1998 and 1997, respectively. Gains recognized on mortgage sales totalled $415,000 and $133,000 in 1998 and 1997, respectively. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been greater in 1998 than 1997. Loans held for sale as of September 30, 1998 totalled $746,000. The market value of these loans approximated book value at that time.

        Total other expenses for the first nine months of 1998 increased $1,176,000 or 8.6%. Contributing factors were increases of $686,000 or 9.8% in salaries and employee benefits, $206,000 or 9.5% in net occupancy expense, and $266,000 or 6.3% in other operating expense. These increases were affected by the opening of new banking offices and the recognition of certain retirement plan obligations.

        The provision for income taxes increased $93,000 or 3.5% for the first nine months of 1998 in comparison to the first nine months of 1997. Affecting this change was an increase in the relative amount of tax-free income in 1998. The effective tax rates approximated 27.1% and 29.5% for the respective periods.

        The previously described factors contributed to a net increase of $1,019,000 or 15.9% in net income for the nine month period ended September 30, 1998.

        The significant changes and related causes which occurred during the three month period ending September 30, 1998 were generally consistent with those described for the nine month period ending September 30, 1998. The provision for loan losses increased $147,000 and investment security gains increased $138,000 in 1998. Gains on mortgage sales were $131,000 and $31,000, respectively, for the three month periods ending September, 1998 and 1997.

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

                                                         Increase (Decrease)
                                        Balance                 since
                                  September 30, 1998        December 31, 1997
                                              (dollars in thousands)


                                                            Amount         %
   Funding Sources:

   Deposits and borrowed funds:

    Non-interest bearing............    $ 46,381           $ 2,200       5.0%
    Interest bearing................     538,268            32,694       6.5
       Total deposits...............     584,649            34,894       6.3

    Borrowed funds..................     128,271            40,451      46.1
   Other liabilities................       8,662               788      10.0
   Shareholders' equity.............      78,515             4,502       6.1

      Total sources.................    $800,097           $80,635      11.2%
                                        ========           =======      ====

   Funding uses:

   Interest earning assets:

    Short-term investments..........    $  6,144           $ 1,638      36.4%
    Investment securities...........     266,289            47,005      21.4
    Loans, net of unearned income...     481,442            37,411       8.4

      Total interest earning assets.     753,875            86,054      12.9

   Cash and due from banks..........      21,499            (6,516)    (23.3)
   Other assets.....................      24,723             1,097       4.6

      Total uses....................    $800,097           $80,635      11.2%
                                        ========           =======     =====

        As of September 30, 1998 cash and due from banks was $6,516,000 or 23.3% less than it was at December 31, 1997. Interest-bearing time deposits in other banks and investment securities increased $45,718,000 or 20.6% while fed funds sold increased $2,925,000. The approximate market value of debt securities was $4,697,000 greater than amortized cost at September 30, 1998. The approximate market value of debt securities was $2,437,000 greater than amortized cost at December 31, 1997. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At September 30, 1998 and December 31, 1997, management classified investment securities with amortized costs and market values of $260,295,000 and $266,289,000, and $214,379,000 and $219,284,000,
   respectively, as available for sale. Net loans increased $36,902,000 or 8.4% from December 31, 1997 to September 30, 1998. Affecting this change were increases in real estate loans of $24,565,000 and consumer loans of $3,265,000. Commercial loans increased $4,835,000 during the period. The allowance for loan losses approximated 1.41% of net loans at September 30, 1998 and December 31, 1997. Much of the increase in net premises and equipment of $453,000 related to new banking offices. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at September 30, 1998 and December 31, 1997 these loans totalled $746,000 and $2,641,000, respectively. Affecting the increase of $3,423,000 in accrued interest receivable and other assets was an increase in prepaid expenses and deferred taxes. These factors contributed to an increase of $80,635,000 or 11.2% in total assets from December 31, 1997 to September 30, 1998.

        Total deposits increased $34,894,000 or 6.3% from December 31, 1997 to September 30, 1998. Most of this increase can be attributed to increases in savings deposits. It is management's philosophy to generally maintain competitive but not overly-aggressive interest rates relative to interest-bearing liabilities.

        Management decreased short-term borrowings and increased long-term debt in 1998 in an attempt to better balance rate sensitive assets and liabilities and enhance earnings through more effective use of equity. At September 30, 1998 long-term debt totalling $126,000,000 included borrowings from the Federal Home Loan Bank of Pittsburgh of $106,000,000 and repurchase agreements totalling $20,000,000 at a weighted average interest rate of 5.56%.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 110% as of September 30, 1998.

        As of September 30, 1998 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximating 15% of risk-weighted assets.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at September 30, 1998

   Forward Outlook

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


                                For Three Months Ended September 30, 1997
                               (dollars in thousands except per share data)

                                Community         Peoples         Combined

   Interest income............   $8,754           $4,713          $13,467
   Interest expense...........    3,784            2,484            6,268
   Net interest income........    4,970            2,229            7,199
   Loan loss provision........      140              200              340
   Other income...............      667              326              993
   Other expense..............    3,273            1,405            4,678
   Income before taxes........    2,224              950            3,174
   Taxes......................      630              301              931

   Net income.................   $1,594           $  649           $2,243
                                 ========================================

   Earnings per common share:

      Basic                      $  .35           $  .29           $  .34
      Diluted                    $  .35           $  .29           $  .34

                               For the Nine Months Ended September 30, 1997
                               (dollars in thousands except per share data)

                                Community         Peoples         Combined

   Interest income............   $25,156         $13,505          $38,661
   Interest expense...........    10,713           7,297           18,010
   Net interest income........    14,443           6,208           20,651
   Loan loss provision........       520             500            1,020
   Other income...............     2,379             720            3,099
   Other expense..............     9,644           4,017           13,661
   Income before taxes........     6,658           2,411            9,069
   Taxes......................     1,902             769            2,671

   Net income.................   $ 4,756         $ 1,642           $6,398
                                 ========================================

   Earnings per common share:

      Basic                      $  1.05          $  .75           $  .98
      Diluted                    $  1.03          $  .75           $  .96


   Per share data has been adjusted to reflect a three for two stock split payable May 8, 1998.

   Impact of The Year 2000 Issue

        The "Year 2000 Issue" is the result of the possibility that computer programs may be unable to properly recognize the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

        Based on an ongoing assessment, the Corporation has determined that it will need to modify or replace portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. If such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have an adverse impact on the operations of the Corporation. However, management presently believes that as a result of modifications to existing software and hardware and conversions to new software and hardware, the Year 2000 Issue will be mitigated.

        The Corporation's Year 2000 Action Plan has been categorized into five phases: Awareness, Assessment, Testing, Validation, and Implementation. The initial focus within those phases has been on vendors and systems that are related to mission critical business processes. Mission critical processes are defined as those areas of the business whose continued operations are required in order to provide basic banking services. Management is currently testing these mission critical processes and plans to complete implementation by March 31, 1999. In addition, all other business processes subject to Y2K remediation are expected to be completed prior to December 31, 1999.

        Community Banks, Inc. has initiated formal communications with all of its significant vendors and large commercial customers to determine the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. To date, no material impact is anticipated based upon responses to these communications. The Corporation's estimated Year 2000 project costs include the costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. For significant vendors, management will validate that they are Year 2000 compliant by December 31, 1998, or make plans to switch to a new vendor or system that is compliant. For large commercial loan customers, management will take appropriate action based upon the customer's response.

         The Corporation will utilize both internal and external resources to reprogram or replace, and test software for Year 2000 modifications. Cost incurred to date as well as for the 1998 fiscal year for the Year 2000 project are generally considered normal operating costs by the Corporation. All Year 2000 conversion software and modifications are being delivered and executed by the Corporation's various software vendors with which the Corporation deals for its many different computer processing and transaction functions. The Corporation does not anticipate significant expenses incurred or charged to the Year 2000 Issue due to its many software, maintenance, and licensing agreements with its software vendors. The cost to complete the internal process is currently estimated to be less than $100,000.

        Management believes that the Corporation's existing alternative processing procedures will be available as a contingency alternative in the unanticipated event that the Year 2000 Issue results in significant disruption of normal business activities.

                      COMMUNITY BANKS, INC. and SUBSIDIARIES

                     PART II - OTHER INFORMATION AND SIGNATURES





    Item 6.  Exhibits and Reports on Form 8-K/A1

             (a)  Exhibits - none

             (b)  Registrant filed the following reports
                  on  Form 8-K during the quarter ending September 30, 1998.


             Reports Dated July 8, 1998

             Community Banks, Inc. announced a stock repurchase program effective July 8 through October 1 of 1998. Up to two percent of outstanding shares could be purchased in open market transactions as treasury shares to be used for general corporate purposes, including grants under the Employee Stock Option Plan.






                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date  November  11, 1998                   /S/ Eddie L. Dunklebarger
                                                    Eddie L. Dunklebarger
                                                          President
                                                  (Chief Executive Officer)



    Date  November 11, 1998                   /S/  Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)