Form 10-K
period 1998-12-31
COMMUNITY BANKS INC /PA/
filed 1999-03-31
CIK 714710

SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C.  20549
                                             Form 10-K
                       ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                                  THE SECURITIES EXCHANGE Act OF 1934

For the fiscal year ended December 31, 1998     Commission file number 0-15786


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

As of March 1, 1999, the aggregate market value (based on recent selling prices) of the voting stock of the registrant held by its nonaffiliates (5,407,169 shares) was $141,262,290

Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practical date.

        6,518,129 shares of common stock outstanding on March 1, 1999

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

Item 1.  Business:

     Community Banks, Inc. (Corporation) is a bank holding company whose banking subsidiaries are Community Banks, N.A. (CBNA) and Peoples State Bank (PSB) and whose non-banking subsidiaries are Community Banks Investments, Inc. (CBII) and Community Banks Life Insurance Company, Inc. (CBLIC).

     The Corporation conducts a full service commercial banking business and provides trust services in Adams County, Dauphin County, southern Luzerne County, Northumberland County, western Schuylkill County, Snyder County, and York County. The Corporation currently has 29 offices. There are 58 offices of commercial banks and savings and loan associations within its market area with which the Corporation competes. Deposits of the Corporation represent approximately 14% of the total deposits in the market area. The Corporation has 1 office in Adams County, 7 offices in Dauphin County, 3 offices in Luzerne County, 2 offices in Northumberland County, 10 offices in Schuylkill County, 1 office in Snyder County, and 5 offices in York County. On March 31, 1998, Community Banks, Inc. completed its merger of the Peoples State Bank of East Berlin. PSB's banking offices are located in Dover, Hanover, and Manchester, Pennsylvania. The transaction was accounted for as a pooling of interests.

     Like other depository institutions, the Corporation has been subjected to competition from brokerage firms, money market funds, consumer finance and credit card companies and other companies providing financial services and credit to consumers. As a result of federal legislation, regulatory restrictions previously imposed on the Bank with respect to establishing money market fund accounts have been eliminated and the Bank is now better able to compete with other financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

     During 1986 the Corporation formed CBLIC to provide credit life insurance to its consumer credit borrowers. Total premiums earned were $493,000 for the year ended December 31, 1998. During 1985 the Corporation formed CBII to make investments primarily in equity securities of other banks. Total assets of CBII at December 31, 1998 were $4,462,000.

     The Corporation has approximately 400 full and part-time employees and considers its employee relations to be satisfactory.

     Community Banks, Inc. is registered as a bank holding company with the Board of Governors of the Federal Reserve System in accordance with the requirements of the Bank Holding Company Act of 1956. It is subject to regulation by the Federal Reserve Board and the Comptroller of the Currency.

     In 1989, the Federal Reserve Board issued final risk-based capital guidelines for bank holding companies which were phased in through December 31, 1992. The intent of regulatory capital guidelines is to measure capital adequacy based upon the credit risk of various assets and off-balance sheet items. Risk categories, weighted at 0%, 20%, 50% and 100%, are specifically identified. The sum of the results of each such category is then related to the adjusted capital account of the Corporation. A minimum required capital ratio at December 31, 1998, was 8 percent. The Bank's December 31, 1998 ratio approximated 14%. Subsequently, in August 1990 the board announced approval of capital to total assets (leverage) guidelines. This minimum leverage ratio was set at 4% and would apply only to those banking organizations receiving a regulatory composite 1 rating. Most banking organizations will be required to maintain a leverage ratio ranging from 1 to 2 percentage points above the minimum standard. The Corporation's leverage ratio at December 31, 1998, approximated 9%. Risk-based capital requirements replace previous capital guidelines which established minimum primary and total capital requirements.


       The following summarizes the Corporation's capital adequacy position:

                                                         Required
                                  Bank               Regulatory Capital
     (in thousands)           December 31, 1998      December 31, 1998

     Risk-based capital       $81,767     14.0%       $46,745     8.0%
     Leverage ratio
     (tier 1 capital)          74,813      8.8%        23,372     4.0%

     Statistical Data:

     Pages 19 through 21 of the Community Banks, Inc. Annual report to stockholders dated December 31, 1998 contain information concerning:

     Financial Highlights

     Average Balances, Effective Interest Differential, and Interest Yields for the three years ended December 31, 1998.

     Rate/Volume Analysis for the two years ended December 31, 1998.

     Appendix A attached to Part I contains information concerning:

     Return on Equity and Assets for the five years ended December 31, 1998.

     Amortized cost and Estimated Market Values of Investment Securities as of December 31, 1998, 1997, and 1996.

     Maturity Distribution of Securities as of December 31, 1998 (Market Value).

     Loan Account Composition as of December 31, 1998, 1997, 1996, 1995, and
        1994.

     Maturities and Sensitivity to Changes in Interest Rates for Commercial,
        Financial, and Agricultural Loans as of December 31, 1998.

     Nonperforming Loans as of December 31, 1998, 1997, 1996, 1995, and
        1994.

     Loan Loss Experience for the five years ended December 31, 1998.

     Loans Charged Off and Recovered for the five years ended December 31, 1998.

     Allowance for Loan Losses as of December 31, 1998, 1997, 1996, 1995, and
        1994.

     Maturity Distribution of Time Deposits over $100,000 as of
        December 31, 1998.

     Interest Rate Sensitivity as of December 31, 1998.

Item 2.  Properties:

         The Corporation owns no real property except through its subsidiary banks. CBNA owns the following buildings: 150 Market Street, Millersburg, Pennsylvania (its corporate headquarters); 13-23 South Market Street, Elizabethville, Pennsylvania; 3679 Peters Mountain Road, Halifax, Pennsylvania; 906 N. River Road, Halifax, Pennsylvania; 800 Peters Mountain Road, Dauphin, Pennsylvania; Main and Market Streets, Lykens, Pennsylvania; Route 209, Porter Township, Schuylkill County, Pennsylvania; 29 E. Main Street, Tremont, Schuylkill County, Pennsylvania; Second and Carroll Streets, St. Clair, Schuylkill County, Pennsylvania; R.D. 3, Mill Creek Manor, Pottsville, Schuylkill County, Pennsylvania; 300 East Independence Street, Shamokin, Northumberland County, Pennsylvania; Route 61, R.D. 1, Orwigsburg, Schuylkill County, Pennsylvania; One South Arch Street, Milton, Northumberland County, Pennsylvania; 22 S. Church Street, Hazleton, Luzerne County, Pennsylvania;
702 West Main Street, Valley View, Schuylkill County, Pennsylvania; 735 Center Street, Ashland, Schuylkill County, Pennsylvania; P.O. Box 44, Gordon, Schuylkill County, Pennsylvania; 436 Main Street, Lavelle, Schuylkill County, Pennsylvania; and 9-11 N. Centre Street, Pottsville, Schuylkill County, Pennsylvania; and One Westside Drive, Shamokin Dam, Snyder County, Pennsylvania. In addition thereto, CBNA leases an office at Main Street, Pillow, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2008. Also, the Bank leases offices at Route 93, Conyngham, Luzerne County, Pennsylvania; 77 Airport Road, Hazleton, Luzerne County, Pennsylvania; and 6700 Derry Street, Rutherford, Dauphin County, Pennsylvania.

     All the buildings used by CBNA are free-standing and are used exclusively for banking purposes with the exception of offices and retail space rented at the St. Clair, Milton, Pottsville and Hazleton locations.

     PSB owns the following buildings: 100 E. King Street, East Berlin, Pennsylvania; and 3421 Carlisle Road, Dover, Pennsylvania. In addition thereto, PSB leases and office at 600 Carlisle Street, Hanover, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2006. PSB also owns real property through its subsidiary, PSB Realty, at the following locations:
1191 Eichelberger Street, Hanover, Pennsylvania; 155 Glen Drive, Manchester, Pennsylvania; and 1345 Baltimore Street, Hanover, Pennsylvania.

     All the Buildings used by PSB are free-standing and are used exclusively for banking purposes with the exception of offices and retail space rented at the Carlisle Street, Hanover location.

     From time to time, the subsidiary banks also acquire real estate by virtue of foreclosure proceedings, which real estate is disposed of in the usual and ordinary course of business as expeditiously as is prudently possible.

Item 3.  Legal Proceedings:

     There are no material pending legal actions, other than routine litigation incidental to the business of the Corporation, to which the Corporation is a party.

Item 4.  Submission of Matters to a Vote of Security Holders:

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                                                      APPENDIX A

                                      RETURN ON EQUITY AND ASSETS
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995, and 1994
                                       1998         1997         1996        1995         1994

Return on average equity              13.04%       11.49%       11.39%       10.36%       10.76%

Return on average assets               1.31%        1.16%        1.18%        1.06%        1.05%

Average equity to average assets      10.06%       10.12%       10.36%       10.25%        9.74%

Dividend payout ratio                 40.83%       39.66%       39.02%       42.09%       39.37%


                                                                     APPENDIX A
                                                                     Continued


                                                         AMORTIZED COST AND ESTIMATED VALUES OF INVESTMENT
                                                                            SECURITIES
                                                                      (dollars in thousands)
                                                               AT DECEMBER 31, 1998, 1997, and 1996

                                                          1998                     1997                     1996
                                                              Estimated                Estimated                Estimated
                                                  Amortized     Market     Amortized     Market     Amortized     Market
                                                    Cost        Value         Cost       Value         Cost       Value

     Mortgage backed U.S. Government agencies     $ 82,887    $ 83,260     $ 84,568    $ 85,137      $ 73,407   $ 71,984
     U.S. Treasury and U.S. Government agencies     78,800      79,449       66,940      67,389        83,432     83,573
     Obligations of states and political sub-
        divisions                                   85,771      87,676       55,248      56,633        31,144     31,601
     Other securities                               40,858      42,157        7,623      10,125         5,767      6,845
        Total                                     $288,316    $292,542     $214,379    $219,284      $193,750   $194,003
                                                  ========    ========     ========    ========      ========   ========



                                  COMMUNITY BANKS, INC. and SUBSIDIARIES
                            MATURITY DISTRIBUTION OF SECURITIES (Market Value)
                                          (dollars in thousands)
                                         as of December 31, 1998



                                                        One           Five                                              Weighted
                                           Within     Through        Through        After                 Average        Average
                                          One Year   Five Years     Ten Years    Ten Years     Total      Maturity       Yield<F1>
U.S. Government and agencies               $ 4,547     $14,868       $27,235     $116,059    $162,709   14 yr. 11 mos.     7.51%
Obligations of states and political
   subdivisions                              3,627      13,119        10,260       60,670      87,676   15 yr.  9 mos.     7.34%
Other                                       10,466       2,224         2,487       26,980      42,157   13 yr.  1 mos.     5.34%

     Total                                 $18,640     $30,211       $39,982     $203,709    $292,542   14 yr. 11 mos.     7.15%
                                           =======     =======       =======     ========    ========

Percentage of total                          6.4%       10.3%         13.7%        69.6%       100.0%
                                            =====       =====         =====        =====       ======

Weighted average yield <F1>                 4.23%       6.11%         6.25%        7.75%        7.15%
                                            =====       =====         =====        =====        =====


<F1> Weighted average yields were computed on a tax equivalent basis using a federal income tax rate of 34%.

     The Corporation monitors investment performance and valuation on an ongoing basis to evaluate investment quality. An investment which has experienced a decline in market value considered to be other than temporary is written down to its net realizable value and the amount of the write down is accounted for as a realized loss.


                                                   -6-
                                                                     APPENDIX A
                                                                     Continued

                                                           LOAN ACCOUNT COMPOSITION
                                                             (dollars in thousands)
                                                               as of December 31


                                             1998              1997               1996              1995              1994
                                       Amount   Percent   Amount   Percent   Amount   Percent  Amount   Percent  Amount  Percent
Commercial, financial and agricultural $ 65,698   12.8%   $ 53,520   11.8%   $ 52,844   12.6%  $ 45,017   12.3%  $ 37,991   11.9%
Real estate-construction                 17,381    3.4       5,553    1.2       5,724    1.4      5,890    1.6      4,645    1.4
Real estate-mortgage                    324,709   63.4     299,529   65.7     268,276   63.8    229,830   62.8    214,561   67.0
Personal-installment                     97,561   19.0      88,046   19.3      87,381   20.8     78,771   21.5     56,470   17.6
Other                                     6,931    1.4       9,182    2.0       5,982    1.4      6,662    1.8      6,695    2.1
                                        512,280  100.0%    455,830  100.0%    420,207  100.0%   366,170  100.0%   320,362  100.0%
Less:                                             =====             =====              =====             =====             =====
   Unearned discount                    (10,018)           (11,799)           (11,965)          (11,671)           (9,141)
   Reserve for loan losses               (6,954)            (6,270)            (5,561)           (4,955)           (4,407)
                                       $495,308           $437,761           $402,681          $349,544          $306,814

The Corporation's loan activity is principally with customers located within the local market area. The Corporation continues to maintain a diversified loan portfolio and has no significant loan concentration in any economic sector. Changes in loan demand in 1998 resulted in increases in commercial, financial, and agricultural loans and personal-installment loans of 22.8% and 10.8%, respectively. Real estate loans increased 12.1% during this same period. Commercial, financial, and agricultural loans represented 12.8% of total loans at December 31, 1998 and consist principally of commercial lending secured by financial assets of businesses including account receivables, inventories and equipment, and, in most cases, include liens or real estate. Real estate construction and mortgage loans are primarily 1 to 4 family residential loans secured by residential properties within the bank's market area. Personal-installment loans comprised 19.0% of total loans at December 31, 1998 and consist principally of secured loans for items such as automobiles, property improvement, household and other consumer goods. The Corporation continues to sell fixed rate mortgages in the secondary market to avoid associated interest rate risk. Historically, relative credit risk of commercial, financial and agricultural loans has generally been greater than that of other types of loans.


                            MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST
    RATES FOR COMMERCIAL, FINANCIAL AND AGRICULTURAL AND REAL ESTATE - CONSTRUCTION LOANS
                                          (dollars in thousands)
                                          as of December 31, 1998

                                                             Maturity Distribution

                                               One Year       One to      Over Five
                                                Or Less      Five Years     Years     Total
        Commercial, Financial and
          agricultural                         $29,080        $17,866      $18,752   $65,698
        Real estate-construction                 8,502          2,064        6,815    17,381
                                               $37,582        $19,930      $25,567   $83,079
                                               =======        =======      =======   =======

                                                        Interest Sensitivity

                                               Variable         Fixed        Total
           Due in one year or less             $36,688         $  894       $37,582
           Due after one year                   44,033          1,464        45,497
                                               $80,721         $2,358       $83,079
                                               =======         ======       =======

                                                                     APPENDIX A
                                                                     Continued


                                                     NONPERFORMING LOANS <F1>
                                                     (dollars in thousands)
                                                       as of December 31


                                                     1998          1997          1996         1995         1994
     Loans past due 90 days or more:
        Commercial, financial and agricultural     $   47        $   53        $   20        $  120       $  152
        Mortgages                                     353           405           588           558          440
        Personal installment                           34            72           189           239          226
        Other                                           7            21            11           ---            1
                                                      441           551           808           917          819

     Loans renegotiated with the borrowers            248           626           277           494          366


     Loans on which accrual of interest has
      been discontinued:
        Commercial, financial and agricultural        866            926          791           579           743
        Mortgages                                   2,282          3,388        3,645         2,346         1,985
        Other                                         282            300          318           252           174
                                                    3,430          4,614        4,754         3,177         2,902

     Other real estate owned                          625            866          883           901         1,846
     Total
                                                   $4,744         $6,657       $6,722        $5,489        $5,933
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

     The approximate amount that would have been accrued on those loans for which interest was discontinued in 1998 was $358,000. Interest income from these loans would have approximated $425,000 in 1997.

     The change in nonperforming loans is primarily a result of the impact of economic conditions upon the loan portfolio. The economic outlook remains uncertain. If the economy in the Corporation's trading area improves this could have a positive impact on delinquency trends and collectibility of loans. However, the commercial real estate market in the Corporation's trading area remains stagnant. The ability of borrowers to liquidate collateral is dependent upon the demand for commercial real estate projects and a buyer's ability to finance commercial real estate projects.

                                                                     APPENDIX A
                                                                     Continued

                                                LOAN LOSS EXPERIENCE

                                               (dollars in thousands)

                            For the years ended December 31, 1998, 1997, 1996, 1995, and 1994

                                                              1998        1997         1996        1995        1994
          Loans at year-end, net of unearned income        $502,262     $444,031     $408,242    $354,499   $311,221
                                                           ========     ========     ========    ========   ========
          Average loans balance <F1>                       $467,094     $421,283     $385,956    $332,630   $299,343
                                                           ========     ========     ========    ========   ========
          Balance, allowance for loan losses,
                 January 1                                 $  6,270     $  5,561     $  4,955    $  4,407   $  4,832

          Net charge-offs <F2>                                 (780)        (608)        (961)       (530)    (2,338)

          Provision for loan losses                           1,464        1,317        1,567       1,078      1,913


          Balance, allowance for loan losses,
               December 31                                 $  6,954     $  6,270     $  5,561    $  4,955   $  4,407
                                                           ========     ========     ========    ========   ========
          Net charge-offs to loans at year end                 .16%         .14%         .24%        .15%       .75%

          Net charge-offs to average loans <F1>                .17          .14          .25         .16        .78

          Balance of allowance for loan losses
               to loans at year end                           1.38         1.41         1.36        1.40       1.42

<F1> Averages are a combination of monthly and daily averages.
<F2> For detail, see Schedule of Loans Charged Off and Recovered.

The allowance for loan losses is based upon management's continuing evaluation of the loan portfolio. A review as to loan quality, current macro-economic conditions and delinquency status is performed at least on a quarterly basis. The provision for loan losses is adjusted quarterly based upon current review. The table on page 10 presents an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect, the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current condition. Accordingly, the entire allowance is available to absorb losses in any category.

As discussed in the Corporation's Annual Report, the Corporation adopted SFAS 114, as amended by SFAS 118, on January 1, 1995. The adoption of SFAS 114 did not result in any additional provision for loan losses.

The provision for loan losses totalled $1,464,000 for the year ended December 31, 1998 compared to $1,317,000, $1,567,000, $1,078,000, and $1,912,000 for
the years ended December 31, 1997, 1996, 1995, and 1994, respectively. The relationship of the allowance for loan losses to loans at year end approximated 1.38% compared to ratios of 1.36% to 1.42% for the previous four years. In reviewing the adequacy of the allowance for loan losses, management considered the relationship of nonaccrual loans, other real estate owned, and accruing loans contractually past due 90 days or more to total assets. This relationship approximated .56%, .93%, 1.03%, .99%, and 1.13% at year-end 1998, 1997, 1996, 1995, and 1994, respectively.

                                                                     APPENDIX A
                                                                     Continued



                                                            LOANS CHARGED OFF AND RECOVERED
                                                                (dollars in thousands)
                                           for the years ended December 31, 1998, 1997, 1996, 1995, and 1994




                                                    1998          1997          1996         1995        1994
Loans charged off:
   Commercial, financial and agricultural         $  138        $   83        $  165        $  135      $  762
 Real estate-mortgage                                223           361           382           298       1,358
   Personal installment                              820           926         1,327           774         806
   Other                                              77            96            93            78         119
Total                                              1,258         1,466         1,967         1,285       3,045

Loans recovered:
   Commercial, financial and agricultural             53           428           336           234          63
   Real estate-mortgage                              104            63           131           136         169
   Personal installment                              296           343           509           369         443
   Other                                              25            24            30            15          33
      Total                                          478           858         1,006           754         708
         Net charge-offs                          $  780        $  608        $  961        $  531      $2,337
                                                  ======        ======        ======        ======      ======

                                                                     ALLOCATION OF
                                                              ALLOWANCE FOR LOAN LOSSES<F1>
                                                                (dollars in thousands)
                                                                   as of December 31


                                                       1998         1997          1996          1995           1994
Loans:
   Commercial, financial and agricultural            $2,199        $1,663        $1,541        $1,268        $1,177
   Real estate-construction                             ---          ---              2           ---             1
   Real estate-mortgage                               1,366         1,780         1,868         1,702         1,532
   Installment                                        1,161         1,458         1,125           841           695
   Unallocated                                        2,228         1,369         1,025         1,144         1,002
Balance                                              $6,954        $6,270        $5,561        $4,955        $4,407
                                                     ======        ======        ======        ======        ======

<F1>See Schedule "Loan Account Composition" for the percent of loan classification to total loans.

                                                 MATURITY DISTRIBUTION OF TIME
                                                  DEPOSITS OF $100,000 OR MORE
                                                      (dollars in thousands)
                                                     as of December 31, 1998
Remaining to Maturity:
   Less than three months                                               $ 6,620
   Three months to six months                                             3,117
   Six months to twelve months                                            6,233
   More than twelve months                                                9,697
                                                                        $25,667
                                                                        =======

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

The positive GAP between the Corporation's interest-earning assets and interest-bearing liabilities maturing or repricing within one year approximated 2% of total assets at December 31, 1998.

Significant maturity/repricing assumptions (based on internal analysis) include the presentation of all savings and NOW accounts as being 62% interest rate sensitive. Equity securities are reflected in the shortest time interval. Assumed paydowns on mortgage-backed securities and loans have also been included in all time intervals.

The following table sets forth the scheduled repricing or maturity of the Corporation's interest-earning assets and interest-bearing liabilities at December 31, 1998.

     Interest Rate Sensitivity
     At December 31, 1998                1-90       90-180      180-365     1 year     Total
     Dollars in thousands                days        days         days     or more
     Assets
     Interest-bearing deposits in
      other banks                      $  1,258        ---         ---         ---   $  1,258
     Investment securities               42,184    $17,125     $26,124    $207,109    292,542
     Federal funds sold                   2,208        ---         ---         ---      2,208
     Loans, net of unearned income<F1>  215,540     29,664      53,266     203,792    502,262
     Loans held for sale                  3,319        ---         ---         ---      3,319
     Total                             $264,509    $46,789     $79,390    $410,901   $801,589

     Liabilities
     Savings                           $ 79,935    $32,509    $ 46,250    $ 95,622   $254,316
     Time                                49,068     48,825      54,324     113,667    265,884
     Time in denominations of
      $100,000 or more                    6,620      3,117       6,233       9,697     25,667
     Short-term borrowings                7,910        ---         ---         ---      7,910
     Long-term debt                      15,000     10,000      14,000     122,000    161,000
     Total                             $158,533    $94,451    $120,807    $340,986   $714,777

     Interest Sensitivity Gap
     Periodic                          $105,976   $(47,662)   $(41,417)    $69,915
     Cumulative                                     58,314      16,897      86,812

<F1>Does not include nonaccrual loans.

     Forward-Looking Statements:


          Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S.
     Private Securities Litigation Reform Act of 1995, such as statements that include the words "expect", "estimate", "project", "anticipate", "should", "intend", "probability", "risk", "target", "objective", and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, the Corporation's potential exposures to various types of market risks such as interest rate risk and credit risk. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to: general economic conditions in market areas which the Corporation has significant business activities or investments; the monetary and interest rate policies of the Board of Governors of the Federal Reserve System; inflation; deflation; unanticipated turbulence in interest rates; changes in laws, environments; natural disasters; the inability to hedge certain risks economically; the adequacy of loan reserves; acquisitions or restructurings' technological changes; in consumer spending and savings habits; and the success of the Corporation in managing the risks involved in the foregoing.

     Quantitative and Qualitative Disclosures About Market Risk.

          Community Banks, Inc. has only a limited involvement with derivative financial instruments and does not use them for trading purposes. The business of the Corporation and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Other than loans which are originated and held for sale, all of the financial instruments of the Corporation are for other than trading purposes.

          Interest rate sensitivity results when the maturity or repricing intervals are interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Corporation's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. the Corporation's exposure to interest rate sensitivity is managed primarily through the Corporation's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Corporation's primary source of interest-bearing liabilities is customer deposits, it's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which it operates. Borrowings, which include Federal Home Loan Bank (FHLB) advances and short-term loans, subordinated notes, and other short-term and long-term borrowings are generally structured with specific terms which in management's judgement, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate the Corporation's exposure to interest rate sensitivity.

          The rates, terms and interest rate indices of the Corporation's interest-earning assets result primarily from its strategy on investing in loans and securities (a substantial portion of which have adjustable-rate terms) which permit the Corporation to limit its exposure to interest rate sensitivity, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the interest-bearing liabilities.

     Significant Assumptions Utilized in Managing Interest Rate
     Sensitivity

          Managing the Corporation's exposure to interest rate sensitivity involves significant assumptions about the exercise of imbedded options and the relationship of various interest rate indices of certain financial instruments.

     Imbedded Options

          A substantial portion of the Corporation's loans and mortgage-backed securities and residential mortgage loans containing significant imbedded options which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including the current interest rate and interest rate index, (if any) of the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed and adjustable-rate loans depending on the current relative levels and expectations of future short and long-term interest rates. Since a significant portion of the Corporation's loans are variable rate loans, prepayments on such loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates making fixed-rate loans more desirable.

          Investment securities, other than those with early call provisions, generally do not have significant imbedded options and repay pursuant to specific terms until maturity, While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable resulting in a dependable and uninterrupted source of funds. Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment of FHLB borrowings and subordinated notes prior to maturity.
                                    -13-


Interest Rate Indices

The Corporation's loans and mortgage-backed securities are primarily indexed to the national interest indices. When such loans and mortgage-backed securities are funded by interest-bearing liabilities which are determined by other indices, primarily deposits and FHLB borrowings, a changing interest rate environment may result in different levels of changes in the different indices leading to disproportionate changes in the value of, and net earnings generated from, the Corporation's financial instruments. Each index is unique and is influenced by different external factors, therefore, the historical relationships in various indices may not be indicative of the actual change which may result in a changing interest rate environment.

Interest Rate Sensitivity Measurement

In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management also utilizes a quarterly report which measures the Corporation's exposure to interest rate risk. The model calculates the present value of assets, liabilities and equity at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The present value of each major category of financial instrument is calculated by the model using estimated cash flows based on prepayments, early withdrawals, weighted average contractual rates and terms, and discount rates for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.

The following table reflects the estimated present value of assets, liabilities and equity financial instruments using the model for Community Banks, Inc. as of December 31, 1998 consolidated with the estimated present values of other financial instruments of the Corporation, at current interest rates and hypothetical higher and lower interest rates of one and two percent.


                                                                   Base
                                          -2%          -1%     Present Value     +1%          +2%
                                                          (dollars in thousands)

              Assets
Cash, interest-bearing time deposits,
   and federal funds sold............ $ 28,502    $ 28,502      $ 28,502     $ 28,502    $ 28,502
Investments securities...............  303,673     297,947       292,542      285,529     271,543
Loans, net of unearned income........  504,784     501,851       498,552      493,911     489,085
Loans held for sale..................    3,360       3,341         3,319        3,288       3,256
Other assets.........................   32,003      32,003        32,003       32,003      32,003


     Total assets.................... $872,322    $863,644      $854,918     $843,233    $824,389
                                      ========    ========      ========     ========    ========
              Liabilities

Deposits............................. $603,699    $601,143      $598,654     $596,228    $593,864
Short-term borrowings................    7,910       7,910         7,910        7,910       7,910
Long-term debt.......................  174,802     167,530       160,822      155,899     155,129
Other liabilities....................    7,983       7,983         7,983        7,983       7,983

     Total liabilities...............  794,394     784,566       775,369      768,020     764,886

     Total stockholders' equity......   77,928      79,078        79,549       75,213      59,503

     Total liab. and stockholders'
        equity......................  $872,322    $863,644      $854,918     $843,233    $824,389
                                      ========    ========      ========     ========    ========

                                       -14-


                                       PART II


Item 5.  Market for Registrant's Common Stock and
         Related Stockholder Matters:

      Incorporated by reference is the information appearing under the heading "Market for the Corporation's Common Stock and Related Securities Holder Matters" on page 3 of the Annual Report to Stockholders for the year ended December 31, 1998 (hereafter referred to as the "Annual Report").

Item 6.  Selected Financial Data:

      Incorporated by reference is the information appearing under the heading "Financial Highlights" on page 21 of the Annual Report.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

      Incorporated by reference is the information appearing under the headings "Rate/Volume Analysis"; "Average Balances, Effective Interest Differential and Interest Yields"; and "Management's Discussion of Financial Condition and Results of Operations" on pages 22 through 26 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data:

      The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 14, 1999, are incorporated by reference to pages 6 through 20 of the Annual Report.

Item 9.  Disagreements on Accounting and Financial Disclosures:

      None.

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant:

          The following table sets forth the name and age of each director of Community Banks, Inc. as well as the director's business experience, including occupation for the past 5 years, the period during which he has served as a director of the Bank, or its wholly-owned subsidiary, Community Banks, N.A. (Formerly Upper Dauphin National Bank), and the number and percentage of outstanding shares of Common Stock of the Bank beneficially owned by said directors as of December 31, 1998.

                                                                    Percentage
                     Business Experience              Amount and      of
                     Including Principal              Nature of    Outstanding
                     Occupation for the    Director   Beneficial   Common Stock
Name and Age           Past Five Years      Since (1)  Ownership(2)     Owned


Ernest L. Lowe         Chairman-CBI            1990      37,998 (9)     .58%
   Age 62                 Pres/CEO
                          Community Banks, N.A.
                          Prior to 12/31/97
                          Ex. V.P. of CBI

Eddie L. Dunklebarger  President/CEO           1998      92,785 (19)   1.42%
   Age 45                 CBI & PSB
                          Prior to 3/31/98
                          Pres/CEO of PSB

Thomas L. Miller       Retired CEO of          1966      57,721 (10)    .88%
   Age 66              CBI & CBNA


Kenneth L. Deibler     Self-Employed           1966      34,703 (3)     .53%
   Age 76                Insurance Broker
                         Elizabethville, PA

Leon E. Kocher         Chairman of the Board,  1963      27,206         .42%
   Age 86                Kocher Enterprise, Inc.
                         Millersburg, PA

Robert W. Rissinger    Sec./Treasurer          1968     242,365 (4)    3.71%
   Age 72                Alvord Polk Tool Co.                   (5)
                         (cutting tools)
                         Engle Rissinger Auto Group
                         Millersburg, PA

Allen Shaffer          Attorney-at-Law         1961      42,637 (7)     .65%
   Age 73                Millersburg and
                         Harrisburg, PA

James A. Ulsh          Attorney-at-Law         1977      16,295         .25%
   Age 52                Mette, Evans &
                         Woodside
                         Harrisburg, PA

Samuel E. Cooper       Retired Superintendent  1992       2,069         .03%
   Age 65                Warrior Run
                         School District
                         Turbotville, PA

Susan K. Nenstiel      Regional Dir. of Dev.   1996         207          --
   Age 47                Lutheran Welfare Serv.
                         Hazleton, PA

                                                                    Percentage
                     Business Experience               Amount and       of
                     Including Principal               Nature of    Outstanding
                     Occupation for the    Director    Beneficial   Common Stock
Name and Age           Past Five Years     Since (1)   Ownership(2)    Owned

Ronald E. Boyer        President,              1981      21,725 (6)     .33%
   Age 61                Alvord-Polk Tool Co.
                         (manufacturing of
                         cutting tools)
                         Millersburg, PA

Peter DeSoto           CEO, J.T. Walker        1981      44,270 (14)    .68%
   Age 59                Industries, Inc.
                         (manufacturing of metal
                         products)
                         Elizabethville, PA

Thomas W. Long         Partner,                1981       9,326         .14%
   Age 69                Millersburg Hardware
                         Millersburg, PA

Donald L. Miller       President, Miller Bros. 1981      88,003        1.35%
   Age 69                Dairy
                         Millersburg, PA

Ray N. Leidich         Retired Dentist         1985      67,476 (8)    1.03%
   Age 70                Tremont, PA


John W. Taylor, Jr.    President-Air Brake     1998      18,930 (15)    .29%
   Age 68                & Power Equip. Co.

Harry B. Nell           Retired Merchant       1998      34,480 (16)    .53%
   Age 72

Earl L. Mummert         Consulting Actuary     1998      32,643 (17)    .50%
   Age 54                 Conrad M. Siegel, Inc.
                          Harrisburg

Wayne H. Mummert        Retired U.S. Postal    1998      72,548 (18)   1.11%
   Age 65                 Service/Farmer



(1)  Includes service as a director of CBNA (formerly Upper Dauphin National
Bank), a wholly-owned subsidiary of the bank, prior to 1983 and service as a director of the bank after 1983.

(2) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after December 31, 1998. Beneficial ownership may be disclaimed as to certain of the securities.

(3)  Includes 2,802 shares owned by Mr. Deibler's grandchildren.

(4) Includes 6,310 shares owned by Alvord-Polk Tool Co., Inc. the stock of which is held 50% by Robert Rissinger and 50% by Ronald E. Boyer.

(5) Includes 14,062 shares owned by Engle Ford, Inc., 43,330 shares owned by Mr. Rissinger's spouse, Shirley Rissinger, and 10,578 shares owned by Engle Ford, Inc. Profit Sharing Plan.

(6) Includes 6,310 shares owned by Alvord-Polk Tool Co., Inc., the stock of which is held 50% by Robert W. Rissinger and 50% by Ronald E. Boyer, and 496 shares owned by Mr. Boyer's wife, Judith Boyer.

(7)  Includes 7,270 shares owned by Mr. Shaffer's Retirement plan.

(8)  Includes 33,738 shares owned by Dr. Leidich's wife, Dolores Leidich.

(9) Includes 180 shares owned by Mr. Lowe's wife, Barbara and 21 shares owned by Mr. Lowe's son and incentive stock options to acquire 31,373 shares.

(10) Includes incentive stock options to acquire 24,964 shares and 788 in his IRA.

(11)  Includes incentive stock options to acquire 22,543 shares.

(12) Includes incentive stock options to acquire 13,068 shares and 142 shares registered to Mr. Lawley for his minor children.

(13)  Includes incentive stock options to acquire 1,443 shares.

(14)  Includes 97 shares owned by Mr. DeSoto's son.

(15) Includes 1,210 shares owned by Mr. Taylor's wife, LouAnn and 865 in his IRA.

(16) Includes 787 shares owned by Mr. Nell's wife, Helen and stock options to acquire 2,004 shares.

(17) Includes stock options to acquire 2,004 shares and 13,723 shares in Mr. Mummert's IRA.

(18) Includes stock options to acquire 2,004 shares and 16,380 shares owned by Mr. Mummert's, wife Shirley.

(19) Includes 298 shares owned by Mr. Dunklebarger's wife, Connie, 8,867 shares owned by Mr. Dunklebarger's children, 7,446 shares in his 401(k) plan, 6,336 shares in his IRA and 45,430 stock options (ISO and NQ's) to acquire shares.

(20) Includes 4,035 shares in his 401(k) plan and 14,272 (ISO and NQ) stock options to acquire shares.

(21) Includes 3,447 shares in his 401(k) plan and 7,487 shares in his IRA and 15,930 stock options to acquire shares.


Section 16(a) Beneficial Ownership Reporting Compliance

  In 1998, to the knowledge of CBI, all Executive Officers and directors timely filed all reports with the Securities Exchange Commission, except Peter DeSoto who filed one Form 4 report, regarding one transaction two days late.

   None of the directors or nominee directors are directors of other companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Executive Officers:

     The following table sets forth the executive officers of Community Banks, Inc., their ages, their positions with Community Banks, Inc. and the beneficial ownership (as determined in accordance with the rules and regulations of the Securities and Exchange Commission) of Common Stock of the Bank by each of such persons as of December 31, 1998.



                                                        Amount and   Percentage
                      Principal Occupation               Nature of       of
                       for the Past Five                Beneficial   Outstanding
Name and Age                Years           Term (1)    Ownership(2)Common Stock

Ernest L. Lowe        Chairman-CBI               1985    37,998  (9)    .58%
   Age 62                 Pres/CEO
                          Community Banks, N.A.
                          Prior to 12/31/97
                          Ex. V.P. of CBI

Eddie L. Dunklebarger President/CEO              1998    92,785  (19)  1.42%
   Age 45                 CBI & PSB
                          Prior to 3/31/98
                          Pres/CEO of PSB

Terry L. Burrows      Executive Vice President,  1977    20,251  (13)   .31%
   Age 50                 Chief Financial Officer

David E. Hawley       Executive Vice President,  1975    23,088  (11)   .35%
   Age 60                 Corporate Property Officer

Robert W. Lawley      Executive Vice President,  1980    13,266  (12)   .20%
   Age 44                 Chief Lending Officer

Anthony N. Leo        Executive Vice President   1998    25,976  (20)   .40%
   Age 38

Jeffrey M. Seibert    Executive Vice President   1998    33,998  (21)   .52%
   Age 39


(1)  Initial year employed in this capacity.

          The following is all shares beneficially owned by all directors and executive officers of the Bank as a group:


                                          Amount and Nature
                                            of Beneficial
                                              Ownership

                                                                  Percent
                       Title of Class     Direct     Indirect     of Class

                          Common          687,751    365,730       16.16%

Item 11.  Executive Compensation:

     Information regarding executive compensation is omitted from this report as the holding company will file a definitive proxy statement for its annual meeting of shareholders to be held May 4, 1999; and the information included therein with respect to this item is incorporated herein by reference.

Pension Plan:

      CBNA maintains a pension plan for its employees. An employee becomes a participant in the pension plan on January 1 or July 1 after completion of one year of service (12 continuous months) and attainment of the age 21 years. The cost of the pension is actuarially determined and paid by the CBNA. The amount of monthly pension is equal to 1.15% of average monthly pay up to $650, plus
 .60% of average monthly pay in excess of $650, multiplied by the number of years of service completed by an employee. The years of service for the additional portion are limited to a maximum of 37. Average monthly pay is based upon the 5 consecutive plan years of highest pay preceding retirement. The maximum amount of annual compensation used in determining retirement benefits is $160,000. A participant is eligible for early retirement after attainment of the age of 60 years and the completion of 5 years of service. The early retirement benefit is the actuarial equivalent of the pension accrued to the date of early retirement. As of December 31, 1998, the following officers have been credited with the following years of service:
Ernest L. Lowe-14 years of service, Robert W. Lawley-23 years of service, and Terry L. Burrows-25 years of service.

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



Item 12.  Security Ownership of Certain Beneficial
          Owners and Management:

          Refer to Item 10 on pages 16 through 19.

Item 13.  Certain Relationships and Related Transactions:

          (a)  Transactions with Management and Others

          Incorporated by reference is the information appearing in Note 12 (Related Parties) of Notes to Consolidated Financial Statements on page 16 of the Annual Report.

          (b)  Certain Business Relationships

           Allen Shaffer, a director of CBI, is an attorney practicing in Harrisburg and Millersburg, Pennsylvania, who has been retained in the last fiscal year by CBI and who CBI proposes to retain in the current fiscal year. James A. Ulsh, a director of CBI, is a shareholder/employee of the law firm of Mette, Evans, & Woodside, Harrisburg, Pennsylvania, which CBI has retained in the last fiscal year and proposes to retain in the current fiscal year. Thomas
J. Carlyon, a director of CBNA, is a partner in the law firm of Carlyon & McNelis, Hazleton, Pennsylvania, which CBI has retained in the last fiscal year and proposes to retain in the current fiscal year. Earl L. Mummert, a director of CBI, is an actuarial consultant with Conrad M. Siegel, Inc., Harrisburg, Pennsylvania, which provides actuarial services to CBI.

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

                                        PART IV

Item 14  Exhibits, Financial Statements Schedules and
          Reports on Form 8-K:
                                                            Reference (page)
                                                                    Annual
                                                              Form  Report to
                                                              10-K  Shareholders
(a) (1)   Consolidated Financial Statements
          Report of Independent Public
             Accountants                                      --          20

          Balance Sheets as of December 31, 1998
             and 1997                                         --           6

          Statements of Income for each of the three years
             ended December 31, 1998                          --           7

          Statements of Changes in Stockholders'
             Equity for each of the three years ended
             December 31, 1998                                --           8

          Statements of Cash Flows for each of the three
             years ended December 31, 1998                    --           9


          Notes to Financial Statements                       --        10-20

     All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule.

     (3)   Exhibits

          (3) Articles of Incorporation and By-Laws. Incorporated by reference to the Proxy Statements dated April 14, 1987 and April 12, 1988 and Amendment
2 to Form S-2 dated May 13, 1987.

          (13) Portions of the Annual Report to Security Holders incorporated by reference within this document is filed as part of this report.

          (21) Subsidiaries of the Registrant (see Item 1, pages 2 and 3).

(b) The registrant filed Form 8-K, November 23, 1998, subsequent to announcing a stock repurchase program effective November 10, 1998. Up to five percent of outstanding shares could be repurchased pursuant to the program.



                    CONSENT OF INDEPENDENT ACCOUNTS



     We consent to the incorporation by reference in the registration statements of Community Banks, Inc. on Form S-8 (File No. 0-15786 and File No. 33-24908) of our report, dated January 14, 1999 on our audits of the consolidated financial statements of Community Banks, Inc. as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997, and 1996, which report is incorporated by reference in the Annual Report on Form 10-K.

                                PricewaterhouseCoopers, LLP


     One South Market Square
     Harrisburg, Pennsylvania
     March 25, 1999

                                Signatures

             Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Community Banks, Inc.

                       By:     Ernest L. Lowe       _____
                                (Ernest L. Lowe)
                             Chairman of the Board
                                 and Director

   Date:  March 5, 1999

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                   Title                      Date

    /S/ Terry L. Burrows          Ex. Vice President and         3/5/99
       (Terry L. Burrows)         Chief Financial Officer

    /S/ Ronald E. Boyer           Director                       3/5/99
       (Ronald E. Boyer)

    /S/ Samuel E. Cooper          Director                       3/5/99
       (Samuel E. Cooper)

    /S/ Kenneth L. Deibler        Director                       3/5/99
       (Kenneth L. Deibler)

    /S/ Eddie L. Dunklebarger     President & CEO and            3/5/99
      (Eddie L. Dunklebarger)     Director

    /S/ Leon E. Kocher            Director                       3/5/99
       (Leon E. Kocher)

    /S/ Ray N. Leidich            Director                       3/5/99
        (Ray N. Leidich)

    /S/ Thomas L. Miller          Director                       3/5/99
       (Thomas L. Miller)

    /S/ Earl L. Mummert           Director                       3/5/99
       (Earl L. Mummert)

    /S/ Wayne H. Mummert          Director                       3/5/99
       (Wayne H. Mummert)

    /S/ Harry B. Nell             Director                       3/5/99
       (Harry B. Nell)

    /S/ Robert W. Rissinger       Director                       3/5/99
      (Robert W. Rissinger)

    /S/ Allen Shaffer             Director                       3/5/99
        (Allen Shaffer)

    /S/ John W. Taylor            Director                       3/5/99
       (John W. Taylor)

    /S/ James A. Ulsh       _     Director                       3/5/99
       (James A. Ulsh)