Form 10-Q
period 1999-03-31
COMMUNITY BANKS INC /PA/
filed 1999-05-13
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                       For the Quarter Ended March 31, 1999


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


                                                   Yes  X     No

                Number of Shares Outstanding as of March 31, 1999.

      CAPITAL STOCK-COMMON                                    6,845,746
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









                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries (CTY) for the three month periods ending March 31, 1999 and 1998.


     In the opinion of management, the following Consolidated Balance Sheets and related Consolidated Statements of Income and Cash Flows reflect all adjustments (consisting of normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations for such periods.








   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                                March 31,       December 31,
                                                  1999              1998


   ASSETS

   Cash and due from banks...................     $ 22,074         $ 25,036
   Interest-bearing time deposits in other
      banks..................................        2,034            1,258
   Investment securities, available for sale
      (market value).........................      315,858          292,542
   Fed funds sold............................        6,755            2,208
   Loans.....................................      533,138          512,280
   Less:  Unearned income....................       (8,830)         (10,018)
          Allowance for loan losses..........       (7,111)          (6,954)
          Net loans..........................      517,197          495,308
   Premises and equipment, net...............       14,285           14,203
   Goodwill..................................          605              665
   Other real estate owned...................          629              625
   Loans held for sale.......................        3,541            3,319
   Accrued interest receivable and other
      assets.................................       15,821           16,510

      Total assets...........................     $898,799         $851,674
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 52,934         $ 50,038
      Savings................................      259,631          254,316
      Time...................................      293,210          265,884
      Time in denominations of $100,000 or
       more..................................       35,574           25,667
      Total deposits.........................      641,349          595,905
   Short-term borrowings.....................        9,181            7,910
   Long-term debt............................      161,000          161,000
   Accrued interest payable and other
      liabilities............................        8,117            7,983

      Total liabilities......................      819,647          772,798


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 20,000,000
      shares authorized; 6,971,000 and
      6,631,000 shares issued in 1999 and
      1998, respectively.....................       34,855           33,157
   Surplus...................................       24,093           17,989
   Retained earnings.........................       20,889           27,023
   Other accumulated comprehensive income,
    net of tax of $958,000 and $1,437,000,
     respectively............................        1,780            2,789
   Less:  Treasury stock of 125,000 and
      105,000 shares at cost.................       (2,465)          (2,082)
      Total stockholders' equity.............       79,152           78,876
      Total liabilities and stockholders'
       equity................................     $898,799         $851,674
                                                  ========         ========



   The accompanying notes are an integral part of the consolidated financial statements.

   All periods reflect the combined data of Community Banks, Inc. and the Peoples State Bank.




   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)

                                                        Three Months Ended
                                                             March 31,
                                                          1999       1998
   Interest income:
   Interest and fees on loans.................         $10,934     $ 9,911
   Interest and dividends on investment
    securities:
       Taxable................................           3,266       2,632
       Exempt from federal income tax.........           1,164         761
   Fed funds interest.........................              94         124
   Other interest income......................              21          28
        Total interest income.................          15,479      13,456

   Interest expense:
   Interest on deposits:
        Savings...............................           1,325       1,350
        Time..................................           3,579       3,277
        Time in denominations of $100,000 or
         more.................................             431         443
   Interest on short-term borrowings and
    long-term debt............................           1,843         829
   Fed funds purchased and repo interest......             345         336
        Total interest expense................           7,523       6,235
        Net interest income...................           7,956       7,221
   Provision for loan losses..................             276         193
        Net interest income after provision
         for loan losses......................           7,680       7,028
   Other income:
        Trust department income...............              75          77
        Service charges on deposit accounts...             411         331
        Other service charges, commissions
         and fees.............................             214         172
        Investment security gains ............             153         270
        Income on insurance premiums..........             222         131
        Gains on mortgage sales...............             276         142
        Other income..........................             107         134
             Total other income...............           1,458       1,257

   Other expenses:
        Salaries and employee benefits........           2,925       2,512
        Net occupancy expense.................             826         775
   Operating expense of insurance
          subsidiary..........................             168         119
        Other operating expense...............           1,673       1,526
             Total other expense..............           5,592       4,932
             Income before income taxes.......           3,546       3,353
   Provision for income taxes.................             864         976

             Net income.......................         $ 2,682     $ 2,377
                                                       =======     =======
   Earnings per share:
      Basic...................................         $   .39     $   .35
      Diluted.................................         $   .38     $   .33
   Dividends paid per share...................         $   .15     $   .13

   Per share data has been adjusted to reflect stock dividends and splits. A 5% stock dividend is payable April 15, 1999.

   The accompanying notes are an integral part of the consolidated financial statements.

   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.


   Community Banks, Inc. and Subsidiaries
   Consolidated Statements of Changes in Stockholders' Equity
   (Dollars in thousands except per share data)


                                                   Three Month Periods Ended March 31

                                                                                 Accumulated
                                                                                    Other
                                            Common                   Retained    Comprehensive   Treasury    Total
                                            Stock      Surplus       Earnings       Income        Stock      Equity

   Balance, January 1, 1998..............  $22,028     $28,645        $21,219      $ 3,237      $(1,116)    $74,013
   Comprehensive income:
         Net income......................                               2,377                                 2,377
          Change in unrealized gain (loss)
          on securities, net of tax of
           $(235) and reclassification
            adjustment of $270...........                                             (456)                    (456)
          Total comprehensive income.....                                                                    (1,921)
   Cash dividends........................                                (923)                                 (923)
   Issuance of additional shares.........       18         231            (91)                                  158

   Balance, March 31, 1998...............  $22,046     $28,876        $22,582      $ 2,781     $ (1,116)    $75,169
                                           =======     =======        =======      =======      =======     =======

   Balance, January 1, 1999..............  $33,157     $17,989        $27,023      $ 2,789      $(2,082)    $78,876
      Comprehensive income:
         Net income......................                               2,682                                 2,682
         Change in unrealized gain (loss)
          on securities, net of tax of
            $(543) and reclassification
             adjustment of $153..........                                            (1,009)                 (1,009)
          Total comprehensive income.....                                                                     1,673
   Cash dividends........................                              (1,043)                               (1,043)
   5% stock dividend.....................    1,660       6,062         (7,722)
   Purchase of treasury stock............                                                          (463)       (463)
   Issuance of additional shares.........       38          42            (51)                       80         109

   Balance, March 31, 1999...............  $34,855     $24,093        $20,889      $ 1,780      $(2,465)    $79,152
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


   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.


   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)
                                                         Three Months Ended
                                                              March 31,
                                                            1999       1998


   Operating Activities:
      Net income......................................   $ 2,682      $ 2,377
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       276          193
         Provision for depreciation and amortization..       388          388
         Amortization of goodwill.....................        60           60
         Investment security gains....................      (153)        (270)
         Loans originated for sale....................   (12,191)      (8,395)
         Proceeds from sale of loans..................    12,245        7,681
         Gains on mortgage sales......................      (276)       (142)
         Decrease (increase) in other assets..........       685        (736)
         Increase in accrued interest payable
          and other liabilities.......................       613          105
           Net cash provided by operating activities..     4,329        1,261

   Investing Activities:
      Net increase (decrease) in interest-bearing time
       deposits in other banks........................      (776)         366
      Proceeds from sales of investment
       securities.....................................     3,575          396
      Proceeds from maturities of investment
       securities.....................................     9,753       31,577
      Purchases of investment securities..............   (37,979)     (30,205)
      Net increase in total loans.....................   (22,165)        (200)
      Purchases of premises and equipment.............    (  470)        (507)
           Net cash used by investing activities......   (48,062)       1,427

   Financing Activities:
      Net increase in total deposits..................    45,444        8,586
      Net increase (decrease) in short-term borrowings     1,271       (7,899)
      Proceeds from issuance of long-term debt........      --          3,000
      Repayment of long-term debt.....................      --         (3,011)
      Cash dividends..................................    (1,043)        (923)
      Purchases of treasury stock.....................      (463)         --
      Proceeds from issuance of common stock..........       109          158
           Net cash provided by financing
            activities................................    45,318          (89)

           Increase in cash and cash equivalents......     1,585        2,599


   Cash and cash equivalents at beginning of period...    27,244       30,115
   Cash and cash equivalents at end of period.........   $28,829      $32,714
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


   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.



   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month periods ended March 31, 1999 and 1998.

             The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 10 and 11 of the 1998 Annual Report to shareholders.

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





   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at March 31, 1999 and December 31, 1998, were as follows:

                                                         March 31,
                                                           1999


                                                                  Estimated
                                                Amortized           Fair
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $106,388          $106,279
   Mortgage-backed U.S. government
    agencies................................      76,696            76,479
   Obligations of states and political
    subdivisions............................      87,337            88,815
   Corporate securities.....................      29,061            29,312
   Equity securities........................      13,638            14,973
         Total..............................    $313,120          $315,858
                                                ========          ========

                                                       December 31,
                                                           1998

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $ 78,800          $ 79,449
   Mortgage-backed U.S. government
    agencies................................      82,887            83,260
   Obligations of states and political
    subdivisions............................      85,771            87,676
   Corporate securities.....................      27,574            27,459
   Equity securities........................      13,284            14,698
         Total..............................    $288,316          $292,542
                                                ========          ========




   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:
                                         Three months ended     Year Ended   Three Months ended
                                              March 31,         December 31,     March 31,
                                                1999               1998             1998

   Balance, January 1..................       $6,954               $6,270         $6,270
   Provision for loan losses...........          276                1,464            193
   Loan charge-offs....................         (223)              (1,258)          (279)
   Recoveries..........................          104                  478            166

   Balance, March 31, 1999, December
    31, 1998, and March 31, 1998.......       $7,111               $6,954         $6,350
                                              ======               ======         ======

                           NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                              March 31,           December 31,     March 31,
                                                1999                 1998            1998

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................            ---               $   47          $331
      Mortgages.......................           $451                  353           413
      Personal installment............            133                   34           230
      Other...........................             14                    7            15
                                                  598                  441           989

   Loans renegotiated with borrowers..            250                  298          NONE
   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................         1,031                  866           637
      Mortgages........................         2,208                2,282         3,381
      Other............................           227                  282           363
                                                3,466                3,430         4,381

   Other real estate...................           629                  625           906
      Total............................        $4,943               $4,744        $6,276
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

   Impaired Loans
        At March 31, 1999 and December 31, 1998 the Corporation recorded no investment in impaired loans or related valuation allowance. For the three month periods ended March 31,
   1999 and 1998 the average balance of impaired loans was negligible. In addition, the
   Corporation recognized no interest on impaired loans on the cash basis for the three month periods ended March 13, 1999 and 1998.




   4.  Statement of Cash Flows
            Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $680,000 and $575,000 and $7,224,000 and $6,365,000 for income taxes and interest, respectively, for each of the three month periods ended March 31, 1999 and 1998.

            Excluded from the consolidated statements of cash flows for the periods ended March 31, 1999 and 1998 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $303,000 and $321,000, respectively. The company also recorded decreases in deferred tax liabilities of $479,000 and $235,000 in 1999 and 1998, respectively. These variations related to the effects of changes in the net unrealized gain (loss) on investment securities available for sale.

   5.  Earnings Per Share:

            The following tables set forth the calculation of Basic and Diluted
   Earnings Per Share for the periods indicated:
                                                                 Three Months Ended March 31,
                                                               1999                         1998
                                                                   Per-Share                    Per-Share
                                                     Income  Shares  Amount   Income   Shares     Amount
                                                               (in thousands except per share data)
   Basic EPS:
   Income available to common stockholders...        $2,682   6,846   $.39       $2,377    6,865    $.35
   Effect of Dilutive Securities:                                     ====                          ====
   Incentive stock options outstanding.......                   152                          242
   Diluted EPS:
   Income available to common stockholders
      & assumed conversion...................        $2,682   6,998   $.38       $2,377    7,107    $.33
                                                     ======   =====   ====       ======    =====    ====






   Per share data has been adjusted to reflect a 5% stock dividend payable April 15, 1999.

   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.






                                                Community Banks Inc. and Subsidiaries
                              Management's Discussion of Financial Condition and Results of Operations


                                Average Balances, Effective Interest Differential and Interest Yields

               Income and Rates on a Tax Equivalent Basis(b) for the Three months ended March 31, 1999, 1998, and 1997
                                                      (dollars in thousands)


                                            March 31,                        March 31,                        March 31,
                                              1999                             1998                             1997


                                                          Average                           Average                          Average
                                             Interest     Rates                Interest     Rates               Interest     Rates
                                 Average     Income/      Earned/  Average     Income/      Earned/  Average    Income/      Earned/
                                Balance (c)  Expense(a)  Paid(a)  Balance (c)  Expense(a)  Paid(a)  Balance(c)  Expense(a)  Paid(a)


Assets:
   Cash and due from banks...... $ 21,662                         $ 19,126                          $ 17,678
   Earning Assets:
      Interest-bearing deposits
         in other banks.........    1,517    $     21      5.61%     3,102     $    28      3.66%      1,898    $    19      4.06%
      Investment securities:
         Taxable................  212,423       3,266      6.24    158,297       2,632      6.74     160,222      2,683      6.79
         Tax-exempt(b)             81,032       1,791      8.96     53,788       1,153      8.69      31,093        652      8.50
Total investment
         securities.............  293,455                          212,085                           191,315
      Federal funds sold........    8,307          94      4.59      8,637         124      5.82       5,765         77      5.42
      Loans, net of unearned
         income(b)..............  519,267      10,975      8.57    446,793       9,961      9.04     413,213      9,219      9.05
         Total Earning Assets...  822,546     $16,147      7.96    670,617     $13,898      8.40     612,191    $12,650      8.38
      Allowance for loan losses.   (7,054)                          (6,336)                           (5,745)
      Premises, equipment and
         other assets...........   32,348                           28,333                            25,490
         Total assets........... $869,502                         $711,740                          $649,614
                                 ========                         ========                          ========
Liabilities:
   Demand deposits..............   47,605                           40,988                            34,836
   Interest-bearing liabilities:
      Savings deposits..........  255,043       1,325     2.11%    230,881       1,350      2.37%    218,438      1,383      2.57%
      Time deposits:
         $100,000 or greater....   33,421                           32,059                            29,093
         Other..................  279,600                          245,993                           244,395
      Total time deposits.......  313,021       4,010     5.20     278,052       3,720      5.43     273,488      3,659      6.07
      Total time and savings
         deposits...............  568,064                          508,933                           491,926
      Short-term borrowings.....    5,463          57     4.23       4,458          48      4.37       7,594         95      5.07
      Long-term debt............  161,000       2,131     5.37      75,292       1,117      6.02      45,729        664      5.89
         Total interest-bearing
            liabilities.........  734,527      $7,523     4.15     588,683      $6,235      4.30     545,249      5,801      4.31
      Accrued interest, taxes and
         other liabilities......    8,002                            7,246                             4,638
         Total liabilities......  790,134                          636,917                           584,723
      Stockholders' equity......   79,368                           74,823                            64,891
         Total liabilities and
            stockholders' equity $869,502                         $711,740                          $649,614
                                 ========                         ========                          ========
Interest income to earning
   assets.......................                          7.96                              8.40                             8.38
Interest expense to earning
   assets.......................                          3.71                              3.77                             3.84
      Effective interest
         differential...........               $8,624     4.25%                $7,663       4.63%                $6,849      4.54%
                                               ======     ====                 ======       ====                 ======      ====

   (a) Amortization of net deferred fees included in interest income and rate calculation. (b) Interest income on all tax-exempt securities and loans have been adjusted to tax equivalent basis utilizing a Federal tax rate of 35% in 1999 and 34% in 1998 and 1997. (c) Averages are a combination of monthly and daily averages.



   Management's Discussion, continued


   Results of Operations

         The most significant component of operating revenue is net interest income. Net interest income is the interest income generated by earning assets reduced by the interest expense applicable to interest-bearing liabilities. Appropriate management of this relationship in varying interest rate and economic environments is critical to the Corporation.

         Net interest income after provision for loan losses for the first three months of 1999 was $652,000 or 9.3% greater than 1998. Total interest income for the first three months increased $2,023,000 or 15.0% while total interest expense increased $1,288,000 or 20.7% over the comparable period of 1998. The amount of net interest income and total interest income are dependent upon many factors including the volume of earning assets and interest bearing liabilities, the level of and changes in interest rates and levels of non-performing assets. The cost of interest bearing liabilities changes with the amount of funds necessary to support earning assets, the rates paid to attract and maintain deposits, rates paid on borrowed funds and the level of non-interest bearing demand deposits and equity capital. The increases in net interest income and total interest income were impacted by an increase in average earning assets of approximately $151,929,000 or 22.7% while average interest bearing liabilities increased $145,844,000 or 24.8% for the first three months of 1999 over the comparable period of 1998. Impacting the increase in average earning assets in 1999 were increases in average taxable investment securities of $54,126,000 or 34.2% and average tax-exempt investment securities of $27,244,000 or 50.7%. Also affecting earning assets were increases in average loan balances of $72,474,000 or 16.2%. Affecting the increase in average interest bearing liabilities of $145,844,000 or 24.8% were increases in average savings deposits of $24,162,000 or 10.5%, time deposits less than $100,000 of $33,607,000 or 13.7%, and average long-term debt of $85,708,000 or 113.8%. The average yields realized on earning assets for the first three months approximated 8.0% and 8.4% in 1999 and 1998, respectively. The average costs of interest-bearing liabilities approximated 4.2% and 4.3%, respectively. Net interest margins, on a tax equivalent basis for the first three months approximated 4.2% and 4.6% in 1999 and 1998, respectively. The provision for loan losses charged to income increased $83,000 or 43.0% in 1999. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $4,943,000 and $6,276,000, respectively, as of March 31, 1999 and 1998. The balance of the allowance for loan losses increased from $6,350,000 at March 31, 1998 to $7,111,000 at March 31, 1999.

        Total other income for the first three months of 1999 was $201,000 or 16.0% more than total other income for the first three months of 1998. Affecting this change were increases in service charges on deposit accounts and other service charges, commissions, and fees of $122,000. Investment security gains declined $117,000 in 1999 while gains on mortgage sales increased $134,000. Insurance premium income increased $91,000 or 69.5%. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been greater in 1999 than 1998. Loans held for sale as of March 31, 1999 totalled $3,541,000. The market value of these loans approximated book value at that time.

        Total other expenses for the first three months of 1999 increased $660,000 or 13.4%. Contributing factors were increases of $413,000 or 16.4% in salaries and employee benefits, $51,000 or 6.6% in net occupancy expense, and $147,000 or 9.6% in other operating expense. These increases were affected by the opening of new banking offices.


   Management's Discussion, Continued



        The provision for income taxes decreased $112,000 or 11.5% for the first three months of 1999 in comparison to the first three months of 1998. Affecting this change was an increase in the amount of tax-free income recognized in 1999. The effective tax rates approximated 24.4% and 29.1% for the respective periods.

        The previously described factors contributed to a net increase of $305,000 or 12.8% in net income for the three month period ended March 31, 1999.


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

                                                         Increase (Decrease)
                                        Balance                 since
                                     March 31, 1999           December 31, 1998
                                              (dollars in thousands)


                                                            Amount         %
   Funding Sources:

   Deposits and borrowed funds:

    Non-interest bearing............    $ 52,934           $ 2,896       5.8%
    Interest bearing................     588,415            42,548       7.8
       Total deposits...............     641,349            45,444       7.6

    Borrowed funds..................     170,181             1,271        .8
   Other liabilities................       8,117               134       1.7
   Shareholders' equity.............      79,152               276        .3

      Total sources.................    $898,799           $47,125       5.5%
                                        ========           =======       ===

   Funding uses:

   Interest earning assets:

    Short-term investments..........    $  8,789           $ 5,323     153.6%
    Investment securities...........     315,858            23,316       8.0
    Loans, net of unearned income...     524,308            22,046       4.4

      Total interest earning assets.     848,955            50,685       6.3

   Cash and due from banks..........      22,074            (2,962)    (11.8)
   Other assets.....................      27,770              (598)      2.1

      Total uses....................    $898,799           $47,125       5.5%
                                        ========           =======     =====




   Management's Discussion, Continued




        As of March 31, 1999 cash and due from banks was $2,962,000 or 11.8% less than it was at December 31, 1998. Interest-bearing time deposits in other banks and investment securities increased $24,092,000 or 8.2% while fed funds sold increased $4,547,000. The approximate market value of debt securities was $1,403,000 greater than amortized cost at March 31, 1999. The approximate market value of debt securities was $2,812,000 greater than amortized cost at December 31, 1998. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At March 31, 1999 and December 31, 1998, management classified investment securities with amortized costs and market values of $313,120,000 and $315,858,000, and $288,316,000 and $292,542,000,
   respectively, as available for sale. Net loans increased $21,889,000 or 4.4% from December 31, 1998 to March 31, 1999. Affecting this change were increases in real estate loans of $13,959,000 or 4.1%, consumer loans of $2,355,000 or 2.3%, and commercial loans of $3,000,000 or 4.7%. The allowance for loan losses approximated 1.36% and 1.38% of net loans at March 31, 1999 and December 31, 1998, respectively. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at March 31, 1999 and December 31, 1998 these loans totalled $3,541,000 and $3,319,000, respectively. Affecting the decrease of $689,000 in accrued interest receivable and other assets was a decrease in receivables related to loan sales. These factors contributed to an increase of $47,125,000 or 5.5% in total assets from December 31, 1998 to March 31, 1999.

        Total deposits increased $45,444,000 or 7.6% from December 31, 1998 to March 31, 1999. Contributing to this increase were increases of $5,315,000 or 2.1% in savings deposits and $37,233,000 or 12.8% in total time deposits. New certificate of deposit products affected the significant increase in time deposits.

        At March 31, 1999 long-term debt totalling $161,000,000 included borrowings from the Federal Home Loan Bank of Pittsburgh of $141,000,000 and repurchase agreements totalling $20,000,000 at a weighted average interest rate of 5.37%.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 99 % as of March 31, 1999.





   Management's Discussion, Continued

        As of March 31, 1999 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 13% of risk-weighted assets.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at March 31, 1999.

   Forward Outlook

        Management is unaware of any regulatory recommendations which, if implemented, would have a material effect on the liquidity, capital resources, or operations of Community Banks, Inc. Adequate loan demand is anticipated forthe remainder of 1999 and management will continue to carefully evaluatethis demand based on the creditworthiness of the borrower and therelative strength of the economy in the Corporation's market.

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




   Management's Discussion, Continued


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

        The Corporation's Year 2000 Action Plan has been categorized into five phases: Awareness, Assessment, Testing, Validation, and Implementation. The initial focus within those phases has been on vendors and systems that are related to mission critical business processes. Mission critical processes are defined as those areas of the business whose continued operations are required in order to provide basic banking services. Management is currently testing these mission critical processes and plans to complete implementation by May 31, 1999. In addition, all other business processes subject to Y2K remediation are expected to be completed prior to December 31, 1999.

        Community Banks, Inc. has initiated formal communications with all significant vendors and large commercial customers to determine the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. To date, no material impact is anticipated based upon responses to these communications. The Corporation's estimated Year 2000 project costs include the costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. For significant vendors, management will validate that they are Year 2000 compliant by December 31, 1999, or make plans to switch to a new vendor or system that is compliant. For large commercial loan customers, management will take appropriate action based upon the customer's response.

         The Corporation will utilize both internal and external resources to reprogram or replace, and test software for Year 2000 modifications. Costs incurred to date as well as for the three months ended March 31, 1999 for the Year 2000 project are generally considered normal operating costs by the Corporation. All Year 2000 conversion software and modifications are being delivered and executed by the Corporation's various software vendors with which the Corporation deals for its many different computer processing and transaction functions. The Corporation does not anticipate significant expense incurred or charged to the Year 2000 Issue due to its many software, maintenance, and licensing agreements with its software vendors. The cost to complete the internal process is currently estimated to be less than $100,000.

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




                      COMMUNITY BANKS, INC. and SUBSIDIARIES

                     PART II - OTHER INFORMATION AND SIGNATURES


    Item 6.  Exhibits and Reports on Form 8-K/A1

             (a)  Exhibits - none

             (b) Registrant was not required to file any reports on Form 8-K during the quarter ending March 31, 1999.



                                       SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date  May 13, 1999                         /S/ Eddie L. Dunklebarger
                                                    Eddie L. Dunklebarger
                                                          President
                                                  (Chief Executive Officer)



    Date  May 13, 1999                         /S/  Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)