Form 10-Q
period 1999-06-30
COMMUNITY BANKS INC /PA/
filed 1999-08-13
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                       For the Quarter Ended June 30, 1999


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


                                                   Yes  X     No

                Number of Shares Outstanding as of June 30, 1999.

      CAPITAL STOCK-COMMON                                    6,835,942
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









                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries (CTY) for the three month and six month periods ending June 30, 1999 and 1998.


     In the opinion of management, the following Consolidated Balance Sheets and related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows reflect all adjustments (consisting of normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations for such periods.








   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   (unaudited)
   (dollars in thousands except per share data)


                                                 June 30,       December 31,
                                                  1999              1998


   ASSETS

   Cash and due from banks...................     $ 22,292         $ 25,036
   Interest-bearing time deposits in other
      banks..................................        2,719            1,258
   Investment securities, available for sale
      (market value).........................      317,064          292,542
   Fed funds sold............................         ---             2,208
   Loans.....................................      547,441          512,280
   Less:  Unearned income....................       (7,662)         (10,018)
          Allowance for loan losses..........       (7,307)          (6,954)
          Net loans..........................      532,472          495,308
   Premises and equipment, net...............       14,265           14,203
   Goodwill..................................          545              665
   Other real estate owned...................          340              625
   Loans held for sale.......................        4,290            3,319
   Accrued interest receivable and other
      assets.................................       22,838           16,510

      Total assets...........................     $916,825         $851,674
                                                  ========         ========

   LIABILITIES

   Deposits:
      Demand.................................     $ 59,929         $ 50,038
      Savings................................      264,548          254,316
      Time...................................      304,439          265,884
      Time in denominations of $100,000 or
       more..................................       34,025           25,667
      Total deposits.........................      662,941          595,905
   Short-term borrowings.....................       10,986            7,910
   Long-term debt............................      161,000          161,000
   Accrued interest payable and other
      liabilities............................        7,710            7,983

      Total liabilities......................      842,637          772,798


   STOCKHOLDERS' EQUITY

   Preferred stock, no par value; 500,000
      shares authorized; no shares issued
      and outstanding........................        ---              ---
   Common stock-$5.00 par value; 20,000,000
      shares authorized; 6,976,000 and
      6,631,000 shares issued in 1999 and
      1998, respectively.....................       34,878           33,157
   Surplus...................................       24,261           17,989
   Retained earnings.........................       22,357           27,023
   Other accumulated comprehensive income,
    net of tax of $(2,405,000) and $1,437,000,
     respectively............................       (4,466)           2,789
   Less:  Treasury stock of 140,000 and
      105,000 shares at cost.................       (2,842)          (2,082)
      Total stockholders' equity.............       74,188           78,876
      Total liabilities and stockholders'
       equity................................     $916,825         $851,674
                                                  ========         ========



   The accompanying notes are an integral part of the consolidated financial statements.

   All periods reflect the combined data of Community Banks, Inc. and the Peoples State Bank.




   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF INCOME
   (unaudited)
   (dollars in thousands except per share data)

                                                        Three Months Ended      Six Months Ended
                                                              June 30,               June 30,
                                                         1999       1998        1999       1998
   Interest income:
   Interest and fees on loans.................         $11,156     $10,118     $22,090    $20,029
   Interest and dividends on investment
    securities:
       Taxable................................           3,702       2,554       6,968      5,186
       Exempt from federal income tax.........           1,263         890       2,427      1,651
   Fed funds interest.........................              56         117         150        241
   Other interest income......................              11          23          32         51
        Total interest income.................          16,188      13,702      31,667     27,158

   Interest expense:
   Interest on deposits:
        Savings...............................           1,339       1,354       2,664      2,704
        Time..................................           3,800       3,273       7,379      6,550
        Time in denominations of $100,000 or
         more.................................             488         411         919        854
   Interest on short-term borrowings and
    long-term debt............................           1,865         946       3,708      1,775
   Fed funds purchased and repo interest......             347         346         692        682
        Total interest expense................           7,839       6,330      15,362     12,565
        Net interest income...................           8,349       7,372      16,305     14,593
   Provision for loan losses..................             291         231         567        424
        Net interest income after provision
         for loan losses......................           8,058       7,141      15,738     14,169
   Other income:
        Trust department income...............             112          81         187        158
        Service charges on deposit accounts...             484         398         895        729
        Other service charges, commissions
         and fees.............................             246         193         460        365
        Investment security gains (losses)....             (29)         73         124        343
        Income on insurance premiums..........             180         146         402        277
        Gains on loan sales...................             138         142         414        284
        Other income..........................             207          95         314        229
             Total other income...............           1,338       1,128       2,796      2,385

   Other expenses:
        Salaries and employee benefits........           3,013       2,529       5,938      5,041
        Net occupancy expense.................             808         787       1,634      1,562
   Operating expense of insurance
          subsidiary..........................             103         137         271        256
        Other operating expense...............           1,618       1,432       3,291      2,958
             Total other expense..............           5,542       4,885      11,134      9,817
             Income before income taxes.......           3,854       3,384       7,400      6,737
   Provision for income taxes.................             935         920       1,799      1,896

             Net income.......................         $ 2,919     $ 2,464     $ 5,601    $ 4,841
                                                       =======     =======     =======    =======
   Earnings per share:
      Basic...................................         $   .43     $   .36     $   .82    $   .71
      Diluted.................................         $   .42     $   .36     $   .80    $   .69
   Dividends paid per share...................         $   .16     $   .15     $   .31    $   .29

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

   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.




   Community Banks, Inc. and Subsidiaries
   Consolidated Statements of Changes in Stockholders' Equity
   (Dollars in thousands except per share data)


                                                   Six Month Periods Ended June 30

                                                                                 Accumulated
                                                                                    Other
                                            Common                   Retained    Comprehensive   Treasury    Total
                                            Stock      Surplus       Earnings       Income        Stock      Equity

   Balance, January 1, 1998..............  $22,028     $28,645        $21,219      $ 3,237      $(1,116)    $74,013
   Comprehensive income:
         Net income......................                               4,841                                 4,841
         Change in unrealized gain (loss)
          on securities, net of tax of
           $(150) and reclassification
            adjustment of $343...........                                             (291)                    (291)
          Total comprehensive income.....                                                                     4,550
   3 for 2 stock split...................   11,024     (11,024)                                                 ---
   Cash dividends........................                              (2,012)                               (2,012)
   Issuance of additional shares.........       82         321           (120)                                  283

   Balance, June 30, 1998. ..............  $33,134     $17,942        $23,928      $ 2,946     $ (1,116)    $76,834
                                           =======     =======        =======      =======      =======     =======

   Balance, January 1, 1999..............  $33,157     $17,989        $27,023      $ 2,789      $(2,082)    $78,876
      Comprehensive income:
         Net income......................                               5,601                                 5,601
         Change in unrealized gain (loss)
          on securities, net of tax of
            $(3,907) and reclassification
             adjustment of $124..........                                           (7,255)                  (7,255)
          Total comprehensive income.....                                                                    (1,654)
   Cash dividends........................                              (2,163)                               (2,163)
   5% stock dividend.....................    1,616       6,080         (7,696)
   Purchase of treasury stock............                                                        (1,139)     (1,139)
   Issuance of additional shares.........      105         192           (408)                      379         268

   Balance, June 30, 1999. ..............  $34,878     $24,261        $22,357      $(4,466)     $(2,842)    $74,188
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


   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.



   Community Banks, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
   (dollars in thousands)
                                                           Six Months Ended
                                                                June 30,
                                                            1999       1998


   Operating Activities:
      Net income......................................   $ 5,601      $ 4,841
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses....................       567          424
         Provision for depreciation and amortization..       811          787
         Amortization of goodwill.....................       120          120
         Investment security gains....................      (124)        (343)
         Loans originated for sale....................   (24,572)     (15,253)
         Proceeds from sales of loans.................    24,015       15,511
         Gains on loan sales..........................      (414)        (284)
         Increase in other assets.....................    (3,638)      (1,239)
         Increase in accrued interest payable
          and other liabilities.......................     1,164        1,251
           Net cash provided by operating activities..     3,530        5,815

   Investing Activities:
      Net increase (decrease) in interest-bearing time
       deposits in other banks........................    (1,461)         927
      Proceeds from sales of investment
       securities.....................................    25,782        1,647
      Proceeds from maturities of investment
       securities.....................................    20,565       48,914
      Purchases of investment securities..............   (81,842)     (66,529)
      Net increase in total loans.....................   (37,731)     (15,705)
      Purchases of premises and equipment.............      (873)      (1,220)
           Net cash used by investing activities......   (75,560)     (31,966)

   Financing Activities:
      Net increase in total deposits..................    67,036        3,830
      Net increase (decrease) in short-term borrowings     3,076       (9,870)
      Proceeds from issuance of long-term debt........      --         31,138
      Repayment of long-term debt.....................      --         (3,011)
      Cash dividends..................................    (2,163)      (2,012)
      Purchases of treasury stock.....................    (1,139)         --
      Proceeds from issuance of common stock..........       268          283
           Net cash provided by financing
            activities................................    67,078       20,358

           Increase (decrease) in cash and cash
            equivalents...............................    (4,952)      (5,793)


   Cash and cash equivalents at beginning of period...    27,244       30,115
   Cash and cash equivalents at end of period.........   $22,292      $24,322
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


   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.



   Community Banks, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (unaudited)
   (dollars in thousands)


   1.  Accounting Policies
             The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and six month periods ended June 30, 1999 and 1998.

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





   2.  Investment Securities
            The amortized cost and estimated market values of investment securities at June 30, 1999 and December 31, 1998, were as follows:

                                                         June 30,
                                                           1999


                                                                  Estimated
                                                Amortized           Fair
                                                  Cost              Value

   U.S. Treasury securities and obligations
    of U.S. government corporations and
     agencies...............................    $122,910          $117,380
   Mortgage-backed U.S. government
    agencies................................      66,034            64,543
   Obligations of states and political
    subdivisions............................      90,505            89,161
   Corporate securities.....................      30,353            30,528
   Equity securities........................      14,133            15,452
         Total..............................    $323,935          $317,064
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
                                                ========          ========





   3.  Allowance for loan losses
            Changes in the allowance for loan losses are as follows:

                                           Six months ended     Year Ended     Six Months ended
                                               June 30,         December 31,      June 30,
                                                1999               1998             1998

   Balance, January 1..................       $6,954               $6,270         $6,270
   Provision for loan losses...........          567                1,464            424
   Loan charge-offs....................         (410)              (1,258)          (498)
   Recoveries..........................          196                  478            299

   Balance, June 30, 1999, December
    31, 1998, and June 30, 1998. ......       $7,307               $6,954         $6,495
                                              ======               ======         ======

                           NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                              June 30,            December 31,     June 30,
                                                1999                 1998            1998

   Loans past due 90 days or more
    and still accruing interest:
      Commercial, financial and
       agricultural...................         $   99               $   47          $117
      Mortgages.......................            774                  353           455
      Personal installment............            142                   34           289
      Other...........................             15                    7            12
                                                1,030                  441           873

   Loans renegotiated with borrowers..            251                  248           245
   Loans on which accrual of interest
    has been discontinued:
      Commercial, financial and
       agricultural....................         1,016                  866         1,133
      Mortgages........................         2,260                2,282         2,510
      Other............................           245                  282           342
                                                3,521                3,430         3,985

   Other real estate...................           340                  625           745
      Total............................        $5,142               $4,744        $5,848
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

   Impaired Loans
        At June 30, 1999 and December 31, 1998 the Corporation recorded no investment in impaired loans or related valuation allowance. For the six month periods ended June 30, 1999 and 1998 the average balance of impaired loans was negligible. In addition, the Corporation recognized no interest on impaired loans on the cash basis for the six month periods ended
   June 30, 1999 and 1998.





   4.  Statement of Cash Flows
            Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $1,825,000 and $2,660,000 and $15,655,000 and $12,627,000 for income taxes and interest, respectively, for each of the six month periods ended June 30, 1999 and 1998.

            Excluded from the consolidated statements of cash flows for the periods ended June 30, 1999 and 1998 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $357,000 and $626,000, respectively. An increase in deferred tax assets of $2,405,000 and a decrease in deferred tax liabilities of $1,437,000 were recognized in 1999. The company recorded a decrease in deferred tax liabilities of $150,000 in 1998. These variations related to the effects of changes in the net unrealized gain (loss) on investment securities available for sale.


   5.  Earnings Per Share:

            The following tables set forth the calculation of Basic and Diluted
   Earnings Per Share for the periods indicated:

                                                                 Three Months Ended June 30,
                                                               1999                         1998
                                                                   Per-Share                    Per-Share
                                                     Income  Shares  Amount   Income   Shares     Amount
                                                               (in thousands except per share data)
   Basic EPS:
   Income available to common stockholders...        $2,919   6,841   $.43       $2,464    6,761    $.36
   Effect of Dilutive Securities:                                     ====                          ====
   Incentive stock options outstanding.......                   127                          168
   Diluted EPS:
   Income available to common stockholders
      & assumed conversion...................        $2,919   6,968   $.42       $2,464    6,929    $.36
                                                     ======   =====   ====       ======    =====    ====


                                                                   Six Months Ended June 30,
                                                               1999                         1998
                                                                   Per-Share                    Per-Share
                                                     Income  Shares  Amount   Income   Shares     Amount
                                                               (in thousands except per share data)

   Basic EPS:
   Income available to common stockholders...        $5,601   6,844   $.82       $4,841    6,862    $.71
   Effect of Dilutive Securities:                                     ====                          ====
   Incentive stock options outstanding.......                   132                          169
   Diluted EPS:
   Income available to common stockholders
      & assumed conversion...................        $5,601   6,976   $.80       $4,841    7,031    $.69
                                                     ======   =====   ====       ======    =====    ====





   Per share data has been restated to reflect stock dividends and splits.

   All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.






                                                Community Banks Inc. and Subsidiaries
                              Management's Discussion of Financial Condition and Results of Operations


                                Average Balances, Effective Interest Differential and Interest Yields

               Income and Rates on a Tax Equivalent Basis(b) for the Three months ended June 30, 1999, 1998, and 1997
                                                      (dollars in thousands)


                                             June 30,                        June 30,                          June 30,
                                              1999                             1998                             1997


                                                          Average                           Average                          Average
                                             Interest     Rates                Interest     Rates               Interest     Rates
                                 Average     Income/      Earned/  Average     Income/      Earned/  Average    Income/      Earned/
                                Balance (c)  Expense(a)  Paid(a)  Balance (c)  Expense(a)  Paid(a)  Balance(c)  Expense(a)  Paid(a)


Assets:
   Cash and due from banks...... $ 21,901                         $ 19,932                          $ 18,309
   Earning Assets:
      Interest-bearing deposits
         in other banks.........    1,157    $     11      3.81%     1,485     $    23      6.21%      1,602    $    22      5.51%
      Investment securities:
         Taxable................  224,663       3,702      6.61    156,734       2,554      6.54     160,009      2,737      6.86
         Tax-exempt(b)             96,096       1,943      8.11     66,460       1,348      8.14      44,577        892      8.03
Total investment
         securities.............  320,759                          223,194                           204,586
      Federal funds sold........    4,622          56      4.86      9,756         117      4.81       5,316         71      5.36
      Loans, net of unearned
         income(b)..............  534,582      11,327      8.50    455,323      10,166      8.96     422,055      9,402      8.94
         Total Earning Assets...  861,120     $17,039      7.94    689,758     $14,208      8.26     633,559    $13,124      8.31
      Allowance for loan losses.   (7,209)                          (6,420)                           (6,052)
      Premises, equipment and
         other assets...........   33,574                           28,106                            23,532
         Total assets........... $909,386                         $731,376                          $669,348
                                 ========                         ========                          ========
Liabilities:
   Demand deposits..............   52,633                           43,812                            37,119
   Interest-bearing liabilities:
      Savings deposits..........  275,360       1,339     1.95%    240,335       1,354      2.26%    226,250      1,394      2.47%
      Time deposits:
         $100,000 or greater....   36,386                           29,259                            28,131
         Other..................  292,648                          244,924                           250,428
      Total time deposits.......  329,034       4,288     5.23     274,183       3,684      5.39     278,559      3,754      5.41
      Total time and savings
         deposits...............  604,394                          514,518                           504,809
      Short-term borrowings.....    5,271          56     4.26       6,538          80      4.91       4,677         44      3.77
      Long-term debt............  160,305       2,156     5.39      82,480       1,212      5.89      50,572        749      5.94
         Total interest-bearing
            liabilities.........  769,970      $7,839     4.08     603,536      $6,330      4.21     560,058      5,941      4.25
      Accrued interest, taxes and
         other liabilities......    8,603                            7,739                             4,924
         Total liabilities......  831,206                          655,087                           602,101
      Stockholders' equity......   78,180                           76,289                            67,247
         Total liabilities and
            stockholders' equity $909,386                         $731,376                          $669,348
                                 ========                         ========                          ========
Interest income to earning
   assets.......................                          7.94                              8.26                             8.31
Interest expense to earning
   assets.......................                          3.65                              3.68                             3.76
      Effective interest
         differential...........               $9,200     4.29%                $7,878       4.58%                $7,183      4.55%
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

         Net interest income after provision for loan losses for the first six months of 1999 was $1,569,000 or 11.1% greater than 1998. Total interest income for the first six months increased $4,509,000 or 16.6% while total interest expense increased $2,797,000 or 22.3% over the comparable period of 1998. The amount of net interest income and total interest income are dependent upon many factors including the volume of earning assets and interest bearing liabilities, the level of and changes in interest rates and levels of non-performing assets. The cost of interest bearing liabilities changes with the amount of funds necessary to support earning assets, the rates paid to attract and maintain deposits, rates paid on borrowed funds and the level of non-interest bearing demand deposits and equity capital. The increases in net interest income and total interest income were impacted by an increase in average earning assets of approximately $161,541,000 or 23.8% while average interest bearing liabilities increased $155,025,000 or 25.9% for the first six months of 1999 over the comparable period of 1998. Impacting the increase in average earning assets in 1999 were increases in average taxable investment securities of $58,587,000 or 37.1% and average tax-exempt investment securities of $28,735,000 or 46.6%. Also affecting earning assets were increases in average loan balances of $75,882,000 or 16.8%. Affecting the increase in average interest bearing liabilities were increases in average savings deposits of $39,571,000 or 16.8%, time deposits less than $100,000 of $29,758,000 or 12.1%, and average long-term debt of $80,599,000 or 100.2%. The average yields realized on earning assets for the first six months approximated 8.0% and 8.3% in 1999 and 1998, respectively. The average costs of interest-bearing liabilities approximated 4.1% and 4.2%, respectively. Net interest margins, on a tax equivalent basis for the first six months approximated 4.3% and 4.6% in 1999 and 1998, respectively. The provision for loan losses charged to income increased $143,000 or 33.7% in 1999. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $5,142,000 and $5,848,000, respectively, as of June 30, 1999 and 1998. The balance of the allowance for loan losses increased from $6,495,000 at June 30, 1998 to $7,307,000 at June 30, 1999.

        Total other income for the first six months of 1999 was $411,000 or 17.2% more than total other income for the first six months of 1998. Affecting this change were increases in service charges on deposit accounts and other service charges, commissions, and fees of $261,000. Investment security gains declined $219,000 in 1999 while gains on mortgage sales increased $130,000. Insurance premium income increased $125,000 or 45.1%. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been greater in 1999 than 1998. Loans held for sale as of June 30, 1999 totalled $4,290,000. The market value of these loans approximated book value at that time.

        Total other expenses for the first six months of 1999 increased $1,317,000 or 13.4%. Contributing factors were increases of $897,000 or 17.8% in salaries and employee benefits, $72,000 or 4.6% in net occupancy expense, and $333,000 or 11.3% in other operating expense. These increases were affected by the opening of new banking offices.


   Management's Discussion, Continued


        The provision for income taxes decreased $97,000 or 5.1% for the first six months of 1999 in comparison to the first six months of 1998. Affecting this change was an increase in the amount of tax-free income recognized in 1999. The effective tax rates approximated 24.3% and 28.1% for the respective periods.

        The previously described factors contributed to a net increase of $760,000 or 15.7% in net income for the six month period ended June 30, 1999.

        The significant changes and related causes which occurred during the three month period ending June 30, 1999 were generally consistent with those described for the six month period ending June 30, 1999. Net investment security losses of $29,000 were recognized in the second quarter of 1999. Gains on loan sales were $138,000 and $142,000, respectively, for the three month periods ending June 30, 1999 and 1998. In addition, other income for the second quarter of 1999 was affected by tax refunds.

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

                                                           Increase (Decrease)
                                        Balance                  since
                                      June 30, 1999         December 31, 1998
                                              (dollars in thousands)

                                                            Amount         %
   Funding Sources:

   Deposits and borrowed funds:

    Non-interest bearing............    $ 59,929           $ 9,891      19.8%
    Interest bearing................     603,012            57,145      10.5
       Total deposits...............     662,941            67,036      11.2

    Borrowed funds..................     171,986             3,076       1.8
   Other liabilities................       7,710              (273)     (3.4)
   Shareholders' equity.............      74,188            (4,688)     (5.9)

      Total sources.................    $916,825           $65,151       7.6%
                                        ========           =======       ===
   Funding uses:

   Interest earning assets:

    Short-term investments..........    $  2,719           $  (747)    (21.6)%
    Investment securities...........     317,064            24,522       8.4
    Loans, net of unearned income...     544,069            38,488       7.6

      Total interest earning assets.     863,852            62,263       7.8

   Cash and due from banks..........      22,292            (2,744)    (11.0)
   Other assets.....................      30,681             5,632      22.5

      Total uses....................    $916,825           $65,151       7.6%
                                        ========           =======     =====




   Management's Discussion, Continued




        As of June 30, 1999 cash and due from banks was $2,744,000 or 11.0% less than it was at December 31, 1998. Interest-bearing time deposits in other banks and investment securities increased $25,983,000 or 8.8% while fed funds sold decreased $2,208,000. The approximate market value of debt securities was $8,190,000 less than amortized cost at June 30, 1999. The approximate market value of debt securities was $2,812,000 greater than amortized cost at December 31, 1998. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At June 30, 1999 and December 31, 1998, management classified investment securities with amortized costs and market values of $323,935,000 and $317,064,000, and $288,316,000 and $292,542,000, respectively, as available for sale. Net loans increased $37,164,000 or 7.5% from December 31, 1998 to June 30, 1999. Affecting this change were increases in real estate loans of $14,503,000 or 4.3%, consumer loans of $6,463,000 or 7.2%, and commercial loans of $13,817,000 or 21.6%. The allowance for loan losses approximated 1.35% and 1.38% of net loans at June 30, 1999 and December 31, 1998, respectively. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at June 30, 1999 and December 31, 1998 these loans totalled $4,290,000 and $3,319,000, respectively. Affecting the increase of $6,328,000 in accrued interest receivable and other assets were increases in bank owned life insurance of $2,285,000 and deferred tax assets associated with unrealized securities losses of $2,405,000. These factors contributed to an increase of $65,151,000 or 7.6% in total assets from December 31, 1998 to June 30, 1999.

        Total deposits increased $67,036,000 or 11.2% from December 31, 1998 to June 30, 1999. Contributing to this increase were increases of $9,891,000 or 19.8% in demand deposits, $10,232,000 or 4.0% in savings deposits and $46,913,000 or 16.1% in total time deposits. New certificate of deposit products affected the significant increase in time deposits.

        At June 30, 1999 long-term debt totalling $161,000,000 included borrowings from the Federal Home Loan Bank of Pittsburgh of $141,000,000 and repurchase agreements totalling $20,000,000 at a weighted average interest rate of 5.37%.

        Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 97% as of June 30, 1999.





   Management's Discussion, Continued

        As of June 30, 1999 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 13% of risk-weighted assets.

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

        A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at June 30, 1999.

   Forward Outlook

        Management is unaware of any regulatory recommendations which, if implemented, would have a material effect on the liquidity, capital resources, or operations of Community Banks, Inc.. Adequate loan demand is anticipated for the remainder of 1999 and management will continue to carefully evaluate this demand based on the creditworthiness of the borrower and the relative strength of the economy in the Corporation's market.

        The Corporation is anticipating the maintenance of a favorable net interest margin throughout the remainder of 1999.

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

        Based on an ongoing assessment, the Corporation has modified or replaced portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. Management presently believes that as a result of modifications to existing software and hardware and conversions to new software and hardware, the Year 2000 Issue has been mitigated.

        The Corporation's Year 2000 Action Plan has been categorized into five phases: Awareness, Assessment, Testing, Validation, and Implementation. The initial focus within those phases has been on vendors and systems that are related to mission critical business processes. Mission critical processes are defined as those areas of the business whose continued operations are required in order to provide basic banking services. Management has substantially completed all five phases for most mission critical processes. In addition, all other business processes subject to Y2K remediation are expected to be completed prior to December 31, 1999.

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

         The Corporation has utilized both internal and external resources to reprogram or replace, and test software for Year 2000 modifications. Costs incurred to date as well as for the six months ended June 30, 1999 for the Year 2000 project are generally considered normal operating costs by the Corporation. All Year 2000 conversion software and modifications have been delivered and executed by the Corporation's various software vendors with which the Corporation deals for its many different computer processing and transaction functions. The Corporation does not anticipate significant expense incurred or charged to the Year 2000 Issue due to its many software, maintenance, and licensing agreements with its software vendors. The cost to complete the internal process is currently estimated to be less than $100,000.

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




                      COMMUNITY BANKS, INC. and SUBSIDIARIES

                     PART II - OTHER INFORMATION AND SIGNATURES

    Item 4.  Submission of Matters to Vote of Security Holders

          The annual meeting of shareholders of Community Banks, Inc. was held on May 4, 1999 for the purpose of considering and voting upon the following matter:

               1. To elect five (5) Directors: Leon E. Kocher, Robert W. Rissinger, John W, Taylor, Jr., Susan K. Nenstiel, and Wayne H. Mummert, to serve until the 2003 annual meeting of shareholders. Each director received affirmative votes representing at least 78.2% of the shares outstanding.




    Item 6.  Exhibits and Reports on Form 8-K/A1

             (a)  Exhibits - none

             (b) Registrant was not required to file any reports on Form 8-K during the quarter ending June 30, 1999.



                                       SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMMUNITY BANKS, INC.
                                                (Registrant)


    Date  August 12, 1999                       /S/ Eddie L. Dunklebarger
                                                    Eddie L. Dunklebarger
                                                          President
                                                  (Chief Executive Officer)



    Date  August 12, 1999                       /S/  Terry L. Burrows
                                                    Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)