Form 10-Q
period 1999-09-30
COMMUNITY BANKS INC /PA/
filed 1999-11-12
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C.  20549

                                     FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                      OF 1934


                    For the Quarter Ended September 30, 1999


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


                                 717) 692-4781
                        (Registrant's Telephone Number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                          Yes  X     No

                Number of Shares Outstanding as of September 30, 1999.

   CAPITAL STOCK-COMMON                                       6,819,167
    (Title of Class)                                     (Outstanding Shares)

                        COMMUNITY BANKS, INC. and SUBSIDIARIES

                                     Index 10-Q


Part I

Financial Information........................................................1

Consolidated Balance Sheets..................................................2

Consolidated Statements of Income............................................3

Consolidated Statements of Changes in Stockholders' Equity...................4

Consolidated Statements of Cash Flows........................................5

Notes to Consolidated Financial Statements.................................6-9

Management's Discussion and Analysis of Financial
   Condition and Results of Operation....................................10-15



Part II

Other information and Signatures............................................16

                        PART I - FINANCIAL INFORMATION

                    COMMUNITY BANKS, INC. and SUBSIDIARIES


The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries (CTY) for the three month and nine month periods ending September 30, 1999 and 1998.


In the opinion of management, the following Consolidated Balance Sheets and related Consolidated Statements of Income, Changes in Stockholder's Equity, and Cash Flows reflect all adjustments (consisting of normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations for such periods.

CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands except per share data)

                                                    September 30,       December 31,
                                                        1999               1998
ASSETS

Cash and due from banks......................        $  24,668           $  25,036
Interest-bearing time deposits in other
   banks.....................................            2,992               1,258
Investment securities, available for sale
   (market value)............................          316,219             292,542
Fed funds sold...............................               --               2,208
Loans........................................          575,374             512,280
Less:  Unearned income.......................           (6,754)            (10,018)
       Allowance for loan losses.............           (7,365)             (6,954)
       Net loans.............................          561,255             495,308
Premises and equipment, net..................           15,337              14,203
Goodwill.....................................              485                 665
Other real estate owned......................              336                 625
Loans held for sale..........................            3,385               3,319
Accrued interest receivable and other
   assets....................................           23,704              16,510
                                                     ---------           ---------

   Total assets..............................        $ 948,381           $ 851,674
                                                     =========           =========
LIABILITIES

Deposits:
   Demand....................................        $  57,568           $  50,038
   Savings...................................          277,158             254,316
   Time......................................          322,084             265,884
   Time in denominations of $100,000 or
    more.....................................           36,219              25,667
                                                     ---------           ---------
   Total deposits............................          693,029             595,905
Short-term borrowings........................           13,159               7,910
Long-term debt...............................          161,000             161,000
Accrued interest payable and other
   liabilities...............................            7,295               7,983
                                                     ---------           ---------

   Total liabilities.........................          874,483             772,798
                                                     ---------           ---------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000
   shares authorized; no shares issued
   and outstanding...........................              ---                 ---
Common stock-$5.00 par value; 20,000,000
   shares authorized; 6,976,000 and
   6,631,000 shares issued in 1999 and
   1998, respectively........................           34,878              33,157
Surplus......................................           24,259              17,989
Retained earnings............................           24,373              27,023
Other accumulated comprehensive income,
 net of tax of $(3,460,000) and $1,437,000,
  respectively...............................           (6,425)              2,789
Less:  Treasury stock of 156,000 and
   105,000 shares at cost....................           (3,187)             (2,082)
   Total stockholders' equity................           73,898              78,876
                                                      --------            --------
   Total liabilities and stockholders'
   equity....................................         $948,381            $851,674
                                                      ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

All periods reflect the combined data of Community Banks, Inc. and the Peoples State Bank.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands except per share data)

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                      ------------------             -----------------
                                                      1999          1998             1999         1998
                                                     --------------------           -------------------
Interest income:
Interest and fees on loans.....................       $11,747    $10,453           $33,837      $30,482
Interest and dividends on investment
 securities:
    Taxable....................................         3,843      2,900            10,811        8,086
    Exempt from federal income tax.............         1,123      1,014             3,550        2,665
Fed funds interest.............................            29        161               179          402
Other interest income..........................            22         14                54           65
                                                      -------    -------           -------      -------
     Total interest income.....................        16,764     14,542            48,431       41,700
                                                      -------    -------           -------      -------

Interest expense:
Interest on deposits:
     Savings...................................         1,400      1,417             4,064        4,121
     Time......................................         3,976      3,388            11,355        9,938
     Time in demonimations of $100,000 or
      more.....................................           475        356             1,394        1,210
Interest on short-term borrowings and
 long-term debt................................         1,884      1,427             5,592        3,202
Fed funds purchased and repo interest..........           381        329             1,073        1,011
                                                      -------     ------           -------      -------
     Total interest expense....................         8,116      6,917            23,478       19,482
                                                      -------     ------           -------      -------
     Net interest income.......................         8,648      7,625            24,953       22,218
Provision for loan losses......................           220        487               787          911
                                                      -------     ------           -------      -------
     Net interest income after provision
      for loan losses..........................         8,428      7,138            24,166       21,307
                                                      -------     ------           -------      -------
Other income:
      Trust department income..................           162         79               349          237
     Service charges on deposit accounts.......           566        416             1,461        1,145
     Other service charges, commissions
      and fees.................................           298        196               758          561
     Investment security gains ................             3        224               127          567
     Income on insurance premiums..............           157        172               559          449
     Gains on loan sales.......................            94        131               508          415
      Other income.............................           153        108               467          337
                                                      -------     ------           -------      -------
          Total other income...................         1,433      1,326             4,229        3,711
                                                      -------     ------           -------      -------

Other expenses:
     Salaries and employee benefits............         3,155      2,610             9,093        7,651
     Net occupancy expense.....................           836        821             2,470        2,383
Operating expense of insurance
       subsidiary..............................           135         87               406          343
     Other operating expense...................         1,759      1,502             5,050        4,460
                                                      -------     ------           -------      -------
          Total other expense..................         5,885      5,020            17,019       14,837
                                                      -------     ------           -------      -------
          Income before income taxes...........         3,976      3,444            11,376       10,181
Provision for income taxes.....................           869        868             2,668        2,764
                                                      -------     ------           -------      -------

          Net income...........................       $ 3,107    $ 2,576           $ 8,708      $ 7,417
                                                      =======     ======           =======      =======
Earnings per share:
   Basic.......................................       $   .45    $   .37           $  1.27      $  1.08
   Diluted ....................................       $   .45    $   .37           $  1.25      $  1.06
Dividends paid per share.......................       $   .16    $   .15           $   .47      $   .44

Per share data has been  adjusted to reflect  stock  dividends  and splits.
The accompanying notes are an integral part of the consolidated financial statements.
All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.

Community Banks, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands except per share data)

                                                               Nine Month Periods Ended September 30

                                                                                 Accumulated
                                                                                   Other
                                            Common                  Retained    Comprehensive     Treasury      Total
                                            Stock      Surplus      Earnings       Income           Stock       Equity
                                           ---------------------------------------------------------------------------

Balance, January 1, 1998................   $22,026     $28,647      $21,219       $ 3,237         $(1,116)     $74,013
   Comprehensive income:
      Net income........................                              7,417                                      7,417
      Change in unrealized gain (loss)
        on securities, net of tax of
        $370 and reclassification
        adjustment of $567..............                                              719                          719
                                                                                                               -------
       Total comprehensive income.......                                                                         8,136
Cash dividends..........................                             (3,059)                                    (3,059)
3 for 2 stock split.....................    11,024     (11,024)
Purchase of treasury stock..............                                                             (901)        (901)
Issuance of additional shares...........       106         363         (143)                                       326
                                           -------     -------       -------      -------         -------      -------

Balance,  September 30,  1998...........   $33,156     $17,986       $25,434      $ 3,956        $ (2,017)     $78,515
                                           =======     =======       =======      =======        ========      =======

Balance, January 1, 1999................   $33,157     $17,989       $27,023      $ 2,789        $ (2,082)     $78,876
   Comprehensive income:
      Net income........................                               8,708                                     8,708
      Change in unrealized gain (loss)
        on securities, net of tax of
        $(4,961) and reclassification
        adjustment of $127..............                                           (9,214)                      (9,214)
      Total comprehensive income........                                                                          (506)
Cash dividends..........................                              (3,254)                                   (3,254)
5% stock dividend.......................     1,616       6,080        (7,696)
Purchases of treasury stock.............                                                           (1,484)      (1,484)
Issuance of additional shares...........       105         190          (408)                         379          266
                                           -------     -------       -------      -------        --------     --------

Balance, September 30, 1999.............   $34,878     $24,259       $24,373      $(6,425)       $ (3,187)     $73,898
                                           =======     =======       =======      =======        ========      =======

Per share data for all periods has been restated to reflect stock dividends and splits.

The accompanying notes are an integral part of the consolidated financial statements.

All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
                                                                Nine Months Ended
                                                                  September 30,
                                                                -----------------
                                                                 1999       1998
                                                                -----------------

Operating Activities:
   Net income.........................................       $  8,708   $  7,417
Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses.......................            787        911
      Provision for depreciation and amortization.....          1,227      1,211
      Amortization of goodwill........................            180        181
      Investment security gains.......................           (127)      (567)
      Loans originated for sale.......................        (25,913)   (21,390)
      Proceeds from sale of loans.....................         26,355     23,700
      Gains on mortgage sales.........................           (508)      (415)
      Increase in other assets........................         (2,955)    (2,577)
      Increase in accrued interest payable
       and other liabilities..........................            749        418
                                                            ---------  ---------
        Net cash provided by operating activities.....          8,503      8,889
                                                            ---------  ---------

Investing Activities:
   Net increase (decrease) in interest-bearing time
    deposits in other banks...........................         (1,734)     1,287
   Proceeds from sales of investment
    securities........................................         37,513     11,565
   Proceeds from maturities of investment
    securities........................................         24,070     71,974
   Purchases of investment securities.................        (99,244)  (128,888)
   Net increase in total loans........................        (67,224)   (38,465)
   Purchases of premises and equipment................         (2,361)    (1,664)
                                                            ---------  ---------
        Net cash used by investing activities.........       (108,980)   (84,191)
                                                            ---------  ---------

Financing Activities:
   Net increase in total deposits.....................         97,124     34,894
   Net increase (decrease) in short-term borrowing....          5,249     (8,269)
   Proceeds from issuance of long-term debt...........             --     51,731
   Repayment of long-term debt........................             --     (3,011)
   Cash dividends.....................................         (3,254)    (3,059)
   Purchases of treasury stock........................         (1,484)      (901)
   Proceeds from issuance of common stock.............            266        326
        Net cash provided by financing
         activities...................................         97,901     71,711
                                                            ---------  ---------

        Increase in cash and cash equivalents.........         (2,576)    (3,591)

Cash and cash equivalents at beginning of period......         27,244     30,115
                                                            ---------  ---------
Cash and cash equivalents at end of period............      $  24,668  $  26,524
                                                            =========  =========

The accompanying notes are an integral part of the consolidated financial statements. All periods reflect the combined data of Community Banks, Inc.and The Peoples State Bank.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)


1.  Accounting Policies
          The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and nine month periods ended September 30, 1999 and 1998.

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

2.  Investment Securities
     The amortized cost and estimated market values of investment securities at September 30, 1999 and December 31, 1998, were as follows:

                                                                 September 30,
                                                                     1999
                                                                     ----

                                                                                Estimated
                                                     Amortized                    Fair
                                                       Cost                      Value
                                                     ---------                  ---------
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies....................................       $132,647                   $126,559
Mortgage-backed U.S. government
  agencies....................................         64,232                     62,302
Obligations of states and political
  subdivsions.................................         83,078                     79,458
Corporate securities..........................         31,729                     32,478

Equity securities.............................         14,418                     15,422
                                                     --------                   --------
      Total...................................       $326,104                   $316,219
                                                     ========                   ========


                                                                  December 31,
                                                                     1998
                                                                     ----
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies....................................       $ 78,800                   $ 79,449
Mortgage-backed U.S. government
  agencies....................................         82,887                     83,260
Obligations of states and political
  subdivisions................................         85,771                     87,676
Corporate securities..........................         27,574                     27,459
Equity securities.............................         13,284                     14,698
                                                     --------                   --------
      Total...................................       $288,316                   $292,542
                                                     ========                   ========

3.  Allowance for loan losses
         Changes in the allowance for loan losses are as follows:

                                             Nine months ended          Year Ended           Nine Months ended
                                               September 30,            December 31,           September 30,
                                                   1999                    1998                     1998
                                             ------------------        -------------         -----------------
Balance, January 1........................        $6,954                   $6,270                   $6,270
Provision for loan losses.................           787                    1,464                      911
Loan charge-offs..........................          (742)                  (1,258)                    (793)
Recoveries................................           366                      478                      391
                                                  ------                   ------                   ------

Balance, September 30, 1999, December 31,
 1998, and September 30, 1998.............        $7,365                   $6,954                   $6,779
                                                  ======                   ======                   ======

                                              NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                               September 30,            December 31,            September 30,
                                                   1999                    1998                     1998
                                               -------------            ------------            -------------
Loans past due 90 days or more
   and still accruing interest:
   Commercial, financial and agricultural.        $   10                   $   47                      ---
   Mortgages..............................           565                      353                   $  497
   Personal installment...................           163                       34                      271
   Other..................................            25                        7                       20
                                                  ------                   ------                   ------
                                                     763                      441                      788
                                                  ------                   ------                   ------

Loans renegotiated with borrowers.........           253                      248                      247
                                                  ------                   ------                   ------
Loans on which accrual of interest
 has been discontinued:
   Commercial, financial and agricultural.           464                      866                      916
   Mortgages..............................         2,525                    2,282                    2,763
   Other..................................           280                      282                      335
                                                  ------                   ------                   ------
                                                   3,269                    3,430                    4,014
                                                  ------                   ------                   ------

Other real estate.........................           336                      625                      672
                                                  ------                   ------                   ------
   Total..................................        $4,621                   $4,744                   $5,721
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

Impaired Loans
At September 30, 1999 and December 31, 1998 the Corporation recorded no investment in impairedloans or related valuation allowance. For the nine month periods ended September 30, 1999 and 1998 the average balance of impaired loans was negligible. In addition, the Corporation recognized no interest on impaired loans on the cash basis for the nine month periods ended September 30, 1999 and 1998.

4.  Statement of Cash Flows
         Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $3,075,000 and $3,485,000 and $23,325,000 and $19,608,000 for income taxes and interest, respectively, for each of the nine month periods ended September 30, 1999 and 1998.

         Excluded from the consolidated statements of cash flows for the periods ended September 30, 1999 and 1998 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totalling $490,000 and $652,000, respectively. The company also recorded increases in deferred tax assets of $3,460,000 and a decrease in deferred tax liabilities of $1,437,000 in 1999. An increase in deferred tax liabilities of $370,000 was recognized in 1998. These variations related to the effects of changes in the net unrealized gain (loss) on investment securites available for sale.
        Earnings Per Share:

         The following tables set forth the calculation of Basic and Diluted Earnings Per Share for the periods indicated:

                                                            Three Months Ended September 30,
                                                          1999                          1998
                                                       Per-Share                      Per-Share
                                                 Income  Shares   Amount        Income   Shares  Amount
                                                 ------------------------------------------------------
                                                          (in thousands except per share data)
Basic EPS:
Income available to common stockholders.        $3,107    6,833   $ .45         $2,576   6,880    $ .37
Effect of Dilutive Securities:                                    =====                           =====
Incentive stock options outstanding.......                  117                            145
                                                          -----                          -----
Diluted EPS:
Income available to common stockholders
   & assumed conversion...................       $3,107   6,950   $ .45         $2,576   7,025    $ .37
                                                 ======   =====   =====         ======   =====    =====


                                                             Nine Months Ended September 30,
                                                          1999                          1998
                                                       Per-Share                      Per-Share
                                                 Income  Shares   Amount        Income   Shares  Amount
                                                 ------------------------------------------------------
                                                          (in thousands except per share data)

Basic EPS:
Income available to common stockholders...      $8,708    6,840   $1.27         $7,417   6,874    $1.08
 Effect of Dilutive Securities:                                   =====                           =====
Incentive stock options outstanding.......                  152                            156
                                                          -----                          -----
Diluted EPS:
Income available to common stockholders
   & assumed conversion...................      $8,708    6,966   $1.25         $7,417   7,030    $1.06
                                                ======    =====   =====         ======   =====    =====


Per share data has been adjusted to reflect stock dividends and splits. All periods reflect the combined data of Community Banks, Inc. and The Peoples State Bank.

                                           Community Banks Inc. and Subsidiaries
                         Management's Discussion of Financial Condition and Results of Operations

                          Average Balances, Effective Interest Differential and Interest Yields

         Income and Rates on a Tax Equivalent Basis(b) for the Three months ended September 30, 1998, and 1997
                                                   (dollars in thousands)

                                        September 30,                     September 30,                   September 30,
                           -----------------------------------------------------------------------------------------------------
                                           1999                              1998                               1997
                           -----------------------------------------------------------------------------------------------------
                                                       Average                           Average                           Average
                                             Interest   Rates                 Interest    Rates                 Interest    Rates
                                  Average     Income/  Earned/   Average      Income/    Earned/    Average     Income/    Earned/
                                Balance (C) Expense(a) Paid(a)  Balance (C)  Expense(a)  Paid(a)   Balance(C)  Expense(a)  Paid(a)
Assets:
  Cash and due from banks....... $ 23,181                       $ 20,730                           $ 19,178
                                 --------                       --------                           --------
  Earning Assets:
    Interest-bearing deposits
        in other banks..........    2,011    $    22    4.34%      1,117      $    14     4.97%       1,434     $    19      5.26%
                                 --------                       --------                           --------
    Investment securities:
        Taxable.................  229,883      3,843    6.63     179,426        2,900     6.41      171,838       3,015      6.96
        Tax-exempt(b)              84,116      1,728    8.15      76,079        1,536     8.01       51,270       1,044      8.08
                                 --------                       --------                           --------
    Total investment securities.  313,999                        255,505                            223,108
                                 --------                       --------                           --------
      Federal funds sold........    2,304         29    4.99      11,780          161     5.42        7,139         103      5.73
                                 --------                       --------                           --------
      Loans, net of unearned
         income(b)..............  555,152      11,898   8.50     471,553       10,518     8.85      424,526       9,671      9.04
                                 --------    --------   ----    --------      -------     ----     --------     -------      ----
         Total Earning Assets...  873,466     $17,520   7.96     739,955      $15,129     8.11      656,207     $13,852      8.37
                                 --------    --------   ----    --------      -------     ----     --------     -------      ----
      Allowance for loan losses.   (7,375)                        (6,562)                            (6,050)
      Premises, equipment and
         other assets...........   38,557                         27,780                             26,925
                                 --------                       --------                           --------
         Total assets........... $927,829                       $781,903                           $696,260
                                 ========                       ========                           ========
Liabilities:
   Demand deposits..............   54,932                         44,071                             39,017
                                 --------                       --------                           --------
   Interest-bearing liabilities:
      Savings deposits..........  249,995       1,400   2.22%    249,737        1,417     2.25%     229,796       1,394      2.41%
                                 --------                       --------                           --------
      Time deposits:
         $100,000 or greater....   36,622                         28,601                             27,726
         Other..................  334,514                        248,632                            249,511
                                 --------                       --------                           --------
      Total time deposits.......  371,136       4,451   4.76     277,233        3,744     5.36      277,237       3,785      5.42
                                 --------                       --------                           --------
      Total time and savings
         deposits...............  621,131                        526,970                            507,033
      Short-term borrowings.....    7,965          85   4.23       3,671           47     5.08        5,470          72      5.22
      Long-term debt............  161,000       2,180   5.37     121,816        1,709     5.57       69,403       1,017      5.81
                                 --------     -------   ----     -------      -------     ----     --------     -------      ----
         Total interest-bearing
            liabilities.........  790.096      $8,116   4.08     652,457       $6,917     4.21      581,906       6,268      4.27
                                 --------     -------   ----    --------      -------     ----     --------     -------      ----
      Accrued interest, taxes
         and other liabilities..    7,995                          7,373                              5,245
                                 --------                       --------                           --------
         Total liabilities......  853,023                        703,901                            626,168
      Stockholders' equity......   74,806                         78,002                             70,092
                                 --------                       --------                           --------
         Total liabilities and
            stockholders' equity $927,829                       $781,903                           $696,260
                                 ========                       ========                           ========
Interest income to earning
   assets.......................                        7.96                              8.11                               8.37
Interest expense to earning
   assets.......................                        3.69                              3.71                               3.79
                                                        ----                              ----                               ----
     Effective interest
         differential...........               $9,404   4.27%                  $8,212     4.40%                  $7,584      4.58%
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

----------------------------------
Results of Operations
---------------------
      The most significant component of operating revenue is net interest income. Net interest income is the interest income generated by earning assets reduced by the interest expense applicable to interest-bearing liabilities.
Appropriate management of this relationship in varying interest rate and economic environments is critical to the Corporation.

      Net interest income after provision for loan losses for the first nine months of 1999 was $2,859,000 or 13.4% greater than 1998. Total interest income for the first nine months increased $6,731,000 or 16.1% while total interest expense increased $3,996,000 or 20.5% over the comparable period of 1998. The amount of net interest income and total interest income are dependent upon many factors including the volume of earning assets and interest bearing liabilities, the level of and changes in interest rates and levels of non-performing assets. The cost of interest bearing liabilities changes with the amount of funds necessary to support earning assets, the rates paid to attract and maintain deposits, rates paid on borrowed funds and the level of non-interest bearing demand deposits and equity capital. The increases in net interest income and total interest income were impacted by an increase in average earning assets of approximately $150,841,000 or 21.5% while average interest bearing liabilities increased $146,693,000 or 23.7% for the first nine months of 1999 over the comparable period of 1998. Impacting the increase in average earning assets in 1999 were increases in average taxable investment securities of $55,542,000 or 33.7% and average tax-exempt investment securities of $21,844,000 or 32.9%. Also affecting earning assets were increases in average loan balances of $78,018,000 or 17.0%. Affecting the increase in average interest bearing liabilities were increases in average savings deposits of $24,645,000 or 10.2%, time deposits less than $100,000 of $51,524,000 or 21.1%, and average long-term debt of $65,161,000 or 68.0%. The average yields realized on earning assets for the first nine months approximated 8.0% and 8.2% in 1999 and 1998, respectively. The average costs of interest-bearing liabilities approximated 4.1% and 4.2%, respectively. Net interest margins, on a tax equivalent basis for the first nine months approximated 4.3% and 4.5% in 1999 and 1998, respectively. The provision for loan losses charged to income decreased $124,000 or 13.6% in 1999. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $4,621,000 and $5,721,000, respectively, as of September 30, 1999 and 1998. The balance of the allowance for loan losses increased from $6,779,000 at September 30, 1998 to $7,365,000 at September 30, 1999.

     Total other income for the first nine months of 1999 was $518,000 or 14.0% more than total other income for the first nine months of 1998. Affecting this change were increases in trust department income of $112,000 or 47.3% and increases in service charges on deposit accounts and other service charges, commissions, and fees of $513,000 or 30.1%. Investment security gains declined $440,000 in 1999 while gains on mortgage sales increased $93,000. Insurance premium income increased $110,000 or 24.5%. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been greater in 1999 than 1998. Loans held for sale as of September 30, 1999 totalled $3,385,000. The market value of these loans approximated book value at that time. The increase in other income of $130,000 was affected by tax refunds.

     Total other expenses for the first nine months of 1999 increased $2,182,000 or 14.7%. Contributing factors were increases of $1,442,000 or 18.8% in salaries and employee benefits, $87,000 or 3.7% in net occupancy expense, and $590,000 or 13.2% in other operating expense. These increases were affected by the opening of new banking offices and the employment of additional lending and trust personnel..

     The provision for income taxes decreased $96,000 or 3.5% for the first nine months of 1999 in comparison to the first nine months of 1998. Affecting this change was an increase in the amount of tax-free income recognized in 1999.
The effective tax rates approximated 23.5% and 27.1% for the respective periods.

     The  previously   described  factors  contributed  to  a  net  increase  of
$1,291,000 or 17.4% in net income for the nine month period ended September 30, 1999.

----------------------------------
            The significant changes and related causes which occurred during the three month period ending September 30, 1999 were generally consistent with those described for the nine month period ending September 30, 1999. Net interest margins, on a tax equivalent basis, for the third quarters of 1999 and 1998 were 4.3% and 4.4%, respectively. Net investment security gains of $3,000 and $224,000 were recognized in the third quarter of 1999 and 1998, respectively. Gains on loan sales were $94,000 and $131,000.

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

                                                                 Increse (Decrease)
                                          Balance                          Since
                                     September 30, 1999          December 31, 1998
                                     ------------------          -----------------
                                                (dollars in thousands)


                                                                 Amount       %
                                                                 ------      ---
Funding Sources:

Deposits and borrowed funds:

Non-interest bearing.............         $ 57,568              $  7,530     15.0%
Interest bearing.................          635,461                89,594     16.4
                                          --------              --------     ----
    Total deposits...............          693,029                97,124     16.3

Borrowed funds...................          174,159                 5,249      3.1
Other liabilities................            7,295                  (688)    (8.6)
Shareholder's equity.............           73,898                (4,978)    (6.3)
   Total sources.................         $948,381              $ 96,707     11.4%
                                          ========              ========     ====
Funding uses:

Interest earning assets:

Short-term investments...........         $  2,992              $   (474)   (13.7)
Investment securities............          316,219                23,677      8.1
Loans, net of unearned income....          572,005                66,424     13.1
                                          --------              --------     ----

   Total interest earning assets.          891,216                89,627     11.2

Cash and due from banks..........           24,668                  (368)    (1.5)
Other assets.....................           32,497                 7,448     29.7
                                          --------                ----------    ----

   Total uses....................         $948,381              $ 96,707     11.4%
                                          =======               ========     ====

                                                           -12-

----------------------------------


     As of September 30, 1999 cash and due from banks was $368,000 or 1.5% less than it was at December 31, 1998. Interest-bearing time deposits in other banks and investment securities increased $25,411,000 or 8.6% while fed funds sold decreased $2,208,000. The approximate market value of debt securities was $10,889,000 less than amortized cost at September 30, 1999. The approximate market value of debt securities was $2,812,000 greater than amortized cost at December 31, 1998. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At September 30, 1999 and December 31, 1998, management classified investment securities with amortized costs and market values of $326,104,000 and $316,219,000, and $288,316,000 and
$292,542,000, respectively, as available for sale. Net loans increased $65,947,000 or 13.3% from December 31, 1998 to September 30, 1999. Affecting this change were increases in real estate loans of $31,084,000 or 9.2%, consumer loans of $11,398,000 or 12.7%, and commercial loans of $28,230,000 or 44.2%. The allowance for loan losses approximated 1.30% and 1.38% of net loans at September 30, 1999 and December 31, 1998 respectively. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at September 30, 1999 and December 31, 1998 these loans totalled $3,385,000 and $3,319,000, respectively. Affecting the increase of $7,194,000 in accrued interest receivable and other assets were increases in bank owned life insurance of $2,285,000 and deferred tax assets associated with unrealized securities losses of $3,460,000. These factors contributed to an increase of $96,707,000 or 11.4% in total assets from December 31, 1998 to September 30, 1999.

     Total deposits increased $97,124,000 or 16.3% from December 31, 1998 to September 30, 1999. Contributing to this increase were increases of $7,530,000 or 15.0% in demand deposits, $22,842,000 or 9.0% in savings deposits and $66,752,000 or 22.9% in total time deposits. New certificate of deposit products affected the significant increase in time deposits.

     At September 30, 1999 long-term debt totalling $161,000,000 included borrowings from the Federal Home Loan Bank of Pittsburgh of $141,000,000 and repurchase agreements totalling $20,000,000 at a weighted average interest rate of 5.37%.

     Based on a one year interval, rate sensitive assets to rate sensitive liabilities approximated 97% as of September 30, 1999.


     As of September 30, 1999 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 13% of risk-weighted assets.

----------------------------------
Liquidity

     Liquidity is the ratio of net liquid assets to net liabilities. The primary functions of asset/liability management are the assurance of adequate liquidity and maintenance of an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management refers to the ability to meet the cash flow requirements of depositors and borrowers.

     A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at September 30, 1999.

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

Other Events

     On March 31, 1998, Community Banks, Inc. (Community) completed its merger of The Peoples State Bank (Peoples). At the time of the merger, Peoples had six banking offices located in York and Adams Counties, Pennsylvania. Community issued 1,325,330 shares of common stock for all of the outstanding common stock of Peoples. This transaction was accounted for as a pooling of interests and combined unaudited financial information is included in this report.

----------------------------------

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

     The Corporation's Year 2000 Action Plan has been categorized into five phases: Awareness, Assessment, Testing, Validation, and Implementation. The initial focus within those phases was on vendors and systems that are related to mission critical business processes. Mission critical processes are defined as those areas of the business whose continued operations are required in order to provide basic banking services. Management has completed all five phases of its most mission critical processes. In addition, all other business processes subject to Y2K remediation are expected to be completed prior to December 31, 1999.

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

      The Corporation will utilize both internal and external resources to reprogram or replace, and test software for Year 2000 modifications. Costs incurred to date as well as for the nine months ended September 30, 1999 for the Year 2000 project are generally considered normal operating costs by the Corporation. All Year 2000 conversion software and modifications have been delivered and executed by the Corporation's various software vendors with which the Corporation deals for its many different computer processing and transaction functions. The Corporation does not anticipate significant expense incurred or charged to the Year 2000 Issue due to its many software, maintenance, and licensing agreements with its software vendors. The cost to complete the internal process is currently estimated to be less than $150,000.

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

                        COMMUNITY BANKS, INC. and SUBSIDIARIES

                      PART II - OTHER INFORMATION AND SIGNATURES


Item 6.  Exhibits and Reports on Form 8-K/A1

         (a)  Exhibits - none

         (b) Registrant was not required to file any reports on Form 8-K during the quarter ending September 30, 1999.



                                      SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMMUNITY BANKS, INC.
                                     (Registrant)


Date  November 10, 1999                              /S/ Eddie L. Dunklebarger
    ---------------------------------                -------------------------
                                                       Eddie L. Dunklebarger
                                                             President
                                                     (Chief Executive Officer)



Date  November 10, 1999                              /S/  Terry L. Burrows
    ---------------------------------                ---------------------
                                                        Terry L. Burrows
                                                    Executive Vice-President
                                                    (Chief Financial Officer)