Form 10-K
period 1999-12-31
COMMUNITY BANKS INC /PA/
filed 2000-03-30
CIK 714710

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                       Form 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission file number 0-15786
                          ------------------                             -------

                                  COMMUNITY BANKS, INC.
--------------------------------------------------------------------------------
                   (Exact names of registrant as specified in its charter)

        Pennsylvania                                        23-2251762
---------------------------------            -----------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

150 Market Street, Millersburg, PA                            17061
----------------------------------------     -----------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (717) 692-4781
                                                    ----------------------------

Securities registered pursuant to Section 12 (b) of the Act:
                                                           Name of each exchange
           Title of each class                             on which registered
           -------------------                             ---------------------

Common Stock, par value $5 per share                     American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:       NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes  X         No
                                         -----         -----
As of March 1, 2000, the aggregated market value (based on recent selling prices) of the voting stock of the registrant held by its nonaffiliates (5,542,872 shares) was $110,164,581.

Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practical date.
                  6,778,261 shares of common stock outstanding on March 1, 2000

                             DOCUMENTS INCORPORATED BY REFERENCE

   Exhibit  13  contains   portions  of  the  Annual  Report  to  Stockholders
               incorporated by reference into Parts I, II, and III.

Exhibit index is located on page 27, This document contains 32 pages.

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                                                  PART I
Item 1.  Business:
-----------------

     Community Banks, Inc. (Corporation) is a bank holding company whose banking subsidiaries are Community Banks, N.A. (CBNA) and Peoples State Bank (PSB) and whose non-banking subsidiaries are Community Banks Investments, Inc. (CBII) and Community Banks Life Insurance Company, Inc. (CBLIC)

     The Corporation conducts a full service commercial banking business and provides trust services in Adams County, Dauphin County, southern Luzerne County, Northumberland County, western Schuylkill County, Snyder County, and York County. The Corporation currently has 32 offices. There are 70 offices of commercial banks and savings and loan associations within its market area with which the Corporation competes. Deposits of the Corporation represent approximately 15% of the total deposits in the market area. The Corporation has 2 offices in Adams County, 8 offices in Dauphin County, 3 offices in Luzerne County, 2 offices in Northumberland County, 10 offices in Schuylkill County, 1 office in Snyder County, and 6 offices in York County. On March 31, 1998,
Community Banks, Inc. completed its merger of the Peoples State Bank of East Berlin. PSB's banking offices are located in Adams and York Counties. The transaction was accounted for as a pooling of interests.

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

     During 1986 the Corporation formed CBLIC to provide credit life insurance to its consumer credit borrowers. Total premiums earned were $558,000 for the year ended December 31, 1999. During 1985 the Corporation formed CBII to make investments primarily in equity securities of other banks. Total assets of CBII at December 31, 1999 were $3,852,000.

     The Corporation has approximately 439 full and part-time employees and considers its employee relations to be satisfactory.

     Community Banks, Inc. is registered as a bank holding company with the Board of Governors of the Federal Reserve System in accordance with the requirements of the Bank Holding Company Act of 1956. It is subject to regulation by the Federal Reserve Board and the Comptroller of the Currency.

     In 1989, the Federal Board issued final risk-based capital guidelines for bank holding companies which were phased in through December 31, 1992. The intent of regulatory capital guidelines is to measure capital adequacy based upon the credit risk of various assets and off-balance sheet items. Risk categories, weighted at 0%, 20%, 50% and 100%, are specifically identified. The sum of the results of each such category is then related to the adjusted capital account of the Corporation. The minimum required capital ratio at December 31, 1999, was 8 percent. The Corporation's December 31, 1999 ratio approximated 12%. Subsequently, in August 1990 the board announced approval of capital to total assets (leverage) guidelines. This minimum leverage ratio was set at 4% and would apply only to those banking organizations receiving a regulatory composite 1 rating. Most banking organizations will be required to maintain a leverage ratio ranging from 1 to 2 percentage points above minimum standard. The Corporation's leverage ratio at December 31, 1999, approximated 8%. Risk-based capital requirements replace previous capital guidelines which established minimum primary and total capital requirements.

     CBNA and PSB are also subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy requires CBNA and PSB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that CBNA and PSB meet all capital adequacy requirements to which they are subject.



     The following table summarizes the Corporation's capital adequacy position:

------------------------------------------------------------------------------------------------------------------------------------
At December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                      Tier 1 Capital            Total Risk-Based Capital          Capital Leverage
                                                        Ratio (A)                     Ratio (B)                       Ratio (C)
------------------------------------------------------------------------------------------------------------------------------------

Required Minimum                                           4.0%                          8.0%                           4.0%
Community Banks, N.A.                                     12.4                          13.4                            8.4
Peoples State Bank                                         9.8                          11.1                            7.6
Community Banks, Inc.                                     11.3                          12.4                            8.4


[FN]
(A) Tier 1 capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.

(B) Total capital divided by year-end risk-adjusted assets.

(C) Tier 1 capital divided by average total assets less disallowed intangible assets.

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which will, when effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also effective March 11, 2000, no regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include; securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on the Corporation in particular has yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

Statistical Data:
----------------



     Pages  5,  21,  and  22 of the  Community  Banks,  Inc.  Annual  report  to
stockholders   dated  December  31,  1999  contain  the  following   information
concerning:

     Financial Highlights, Average Balances, Effective Interest Differential, and Interest Yields for the three years ended December 31, 1999.

    Rate/Volume Analysis for the two years ended December 31, 1999.

     Appendix A attached to Part I contains information concerning:

     Return on Equity and Assets for the five years ended December 31, 1999.

     Amortized cost and Estimated  Market Values of Investment  Securities as of
        December 31, 1999, 1998, and 1997.

     Maturity Distribution of Securities as of December 31, 1999 (Market Value).

     Loan Account  Composition as of December 31, 1999,  1998,  1997,  1996, and
1995.

     Maturities and  Sensitivity  to Changes in Interest  Rates for  Commercial,
        Financial, and Agricultural Loans as of December 31, 1999.

     Non-performing Loans as of December 31, 1999, 1998, 1997, 1996, and 1995. Loan Loss Experience for the five years ended December 31, 1999.

     Loans Charged Off and Recovered for the five years ended December 31, 1999.

     Allowance for Loan Losses as of December 31, 1999, 1998, 1997, 1996, and 1995.

     Maturity  Distribution  of Time  Deposits  over $100,000 as of December 31,
1999.

     Maturity Distribution of all Time Deposits as of December 31, 1999.

     Interest Rate Sensitivity as of December 31, 1999.

Item 2.  Properties:
--------------------

     The Corporation owns no real property except through its subsidiary banks. CBNA owns the following buildings: 150 Market Street, Millersburg, Dauphin County, Pennsylvania (the corporate headquarters); 13-23 South Market Street, Elizabethville, Dauphin County, Pennsylvania; 3679 Peters Mountain Road, Halifax, Dauphin County, Pennsylvania; 906 North River Road, Halifax, Dauphin County, Pennsylvania; 800 Peters Mountain Road, Dauphin County, Pennsylvania; Main and Market Streets, Lykens, Dauphin County, Pennsylvania; Route 209, Porter Township, Schuylkill County, Pennsylvania; 29 East Main Street, Tremont, Schuylkill County, Pennsylvania; Second and Carroll Streets, St. Clair,
Schuylkill County, Pennsylvania; Port Carbon Highway, St. Clair, Schuylkill County, Pennsylvania; 300 East Independence Street, Shamokin, Northumberland County, Pennsylvania; Route 61, R.D. 1, Orwigsburg, Schuylkill County, Pennsylvania; One South Arch Street, Milton, Northumberland County, Pennsylvania; 30 S. Church Street, Hazleton, Luzerne County, Pennsylvania; 702 West Main Street, Valley View, Schuylkill County, Pennsylvania; Route 25, East Main Street, Valley View, Schuylkill County, Pennsylvania; 735 Center Street, Ashland, Schuylkill County, Pennsylvania; 300 Hobart Street, Gordon, Schuylkill County, Pennsylvania; 9-11 N. Centre Street, Pottsville, Schuylkill County, Pennsylvania; One Westside Drive, Shamokin Dam, Snyder County, Pennsylvania; and 2796 Old Post Road, Linglestown, Dauphin County, Pennsylvania. In addition thereto, CBNA leases an office at Main Street, Pillow, Dauphin County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2008. Also, the Bank leases offices at Route 93, Conyngham, Luzerne County, Pennsylvania; 77 Airport Road, Hazleton, Luzerne County, Pennsylvania; 6700 Derry Street, Rutherford, Dauphin County, Pennsylvania; and 339 Main Street, LaVelle, Schuylkill County, Pennsylvania.

     All the buildings used by CBNA are free-standing and are used exclusively for banking purposes with the exception of offices at the Pillow, St. Clair, Milton, Pottsville, Hazleton, LaVelle, and Valley View locations.

     CBNA also owns or leases the following properties for the purpose of future expansion: 390 E. Penn Drive, Enola, Cumberland County, Pennsylvania and 201 St. Johns Church Road, Camp Hill, Hampden Township, Cumberland County, Pennsylvania.

     PSB owns the following buildings: 100 E. King Street, East Berlin, Adams County, Pennsylvania; and 3421 Carlisle Road, Dover, York County, Pennsylvania. In addition thereto, PSB leases offices at 600 Carlisle Street, Hanover, York
County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2006 and 509 Greenbriar Road, Gettysburg, Adams County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2029. PSB also owns real property through its subsidiary, PSB realty, at the following locations: 1191 Eichelberger Street, Hanover, York County, Pennsylvania; 155 Glen Drive, Manchester, York County, Pennsylvania; 1345 Baltimore Street, Hanover, York County, Pennsylvania; and 29 N. Washington Street, Gettysburg, Adams County, Pennsylvania.

     PSB leases the  following  property  for the  purpose of future  expansion:
Kingston Square, York, York County,Pennsylvania.

     All the buildings used by PSB are free-standing and are used exclusively for banking purposes with the exception of offices and retail space rented at the Carlisle Street, Hanover location.

     From time to time, the subsidiary banks also acquire real estate by virtue of foreclosure proceedings, such real estate is disposed of in the usual and ordinary course of business as expeditiously as is prudently possible.

Item 3.  Legal Proceedings:
---------------------------

     There are no material pending legal actions, other than routine litigation incidental to the business of the Corporation, to which the Corporation is a party.

Item 4.  Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.




                                                                                                         APPENDIX A
                                                                                                         ----------

                                                       RETURN ON EQUITY AND ASSETS
                                    FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996, AND 1995
                                    -----------------------------------------------------------------
                                             1999                1998                1997                1996                1995
                                             ----                ----                ----                ----                ----

Return on average equity                    15.41%              13.04%              11.49%              11.39%              10.36%

Return on average assets                     1.29%               1.31%               1.16%               1.18%               1.06%

Average equity to average assets             8.35%              10.06%              10.12%              10.36%              10.25%

Dividend payout ratio                       36.80%              40.83%              39.66%              39.02%              42.09%




                                                                                                      APPENDIX A
                                                                                                      ----------
                                                                                                      Continued

                                            AMORTIZED COST AND ESTIMATED VALUES OF INVESTMENT
                                                               SECURITIES
                                                         (dollars in thousands)
                                                  AT DECEMBER 31, 1999, 1998, AND 1997
                                                  ------------------------------------

                                                                1999                        1998                     1997
                                                        ---------------------       ---------------------   ---------------------
                                                                    Estimated                  Estimated                Estimated
                                                        Amortized     Market        Amortized    Market       Amortized   Market
                                                          Cost        Value           Cost       Value          Cost      Value
                                                        ---------------------       ---------------------   ---------------------
Mortgage backed U.S. Government agencies                 $ 61,788    $ 58,961       $ 82,887    $ 83,260      $ 84,568   $ 85,137
U.S. Treasury and U.S. Government agencies                132,661     123,919         78,800      79,449        66,940     67,389
Obligations of states and political sub-
   divisions                                               84,778      78,853         85,771      87,676        55,248     56,633
Other securities                                           49,536      50,342         40,858      42,157         7,623     10,125
                                                         --------    --------       --------    --------      --------   --------
   Total                                                 $328,763    $312,075       $288,316    $292,542      $214,379   $219,284
                                                         ========    ========       ========    ========      ========   ========



                                                 COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                           MATURITY DISTRIBUTION OF SECURITIES (Market Value)
                                                         (dollars in thousands)
                                                         as of December 31, 1999

                                                             One         Five                                              Weighted
                                                Within     Through      Through      After                   Average       Average
                                               One Year   Five Years   Ten Years   Ten Years    Total        Maturity     Yield (a)
                                              --------------------------------------------------------------------------------------

U.S. Government and agencies                   $ 2,121     $ 5,447      $56,988    $118,324    $182,880    13 yr. 11 mos.    6.65%
Obligations of states and political
   Subdivisions                                  4,824      11,055        5,962      57,012      78,853    14 yr. 11 mos.    6.61%
Other                                           19,467        ----        2,216      28,659      50,342    15 yr.  3 mos.    4.54%
                                               -------     -------      -------    --------    --------

      Total                                    $26,412     $16,502      $65,166     $203,995   $312,075    14 yr.  6 mos.    6.30%
                                               =======     =======      =======     ========   ========
Percentage of total                               8.5%        5.3%        20.9%        65.3%     100.0%
                                                 =====       =====        =====        =====      =====
Weighted average yield (a)                       4.21%       5.85%        6.87%        6.43%      6.30%
                                                 =====       =====        =====        =====      =====

[FN]
(a) Weighted average yields were computed on a tax equivalent basis using a federal tax rate of 35%.

The Corporation monitors investment performance and valuation on an ongoing basis to evaluate investment quality. An investment which has experienced a decline in market value considered to be other than temporary is written down to its net realizable value and the amount of the write down is accounted for as a realized loss.
                                                          8





                                                                                                       APPENDIX A
                                                                                                       ----------
                                                                                                       Continued




                                                        LOAN ACCOUNT COMPOSITION
                                                         (dollars in thousands)
                                                            as of December 31
                                                            -----------------


                                                  1999              1998            1997              1996              1995
                                            ----------------------------------------------------------------------------------------
                                             Amount  Percent   Amount  Percent  Amount  Percent   Amount Percent    Amount Percent
                                             ------  -------   ------  ------   ------  -------   ------ -------    ------ -------
Commercial, financial and agricultural     $100,970   16.9%   $65,698   12.8%  $ 53,520   11.8%  $ 52,844   12.6%    $45,017  12.3%
Real estate-construction                     14,670     2.5    17,381     3.4     5,553     1.2     5,724     1.4      5,890    1.6
Real estate-mortgage                        362,297    60.8   324,709    63.4   299,529    65.7   268,276    63.8    229,830   62.8
Personal-installment                        109,841    18.4    97,561    19.0    88,046    19.3    87,381    20.8     78,771   21.5
Other                                         8,523     1.4     6,931     1.4     9,182     2.0     5,982     1.4      6,662    1.8
                                           --------   ------  -------   -----  --------  ------   -------  ------    -------  -----
                                            596,301   100.0%  512,280   100.0%  455,830  100.0%   420,207  100.0%    366,170 100.0%
                                           --------           -------          --------           -------            -------
                                                      ======            ======           ======            ======            ======

 Less:
   Unearned discount                         (6,986)          (10,018)          (11,799)          (11,965)           (11,671)
   Reserve for loan losses                   (7,456)           (6,954)           (6,270)           (5,561)            (4,955)
                                           --------          --------          --------          --------            -------
                                           $581,859          $495,308          $437,761          $402,681           $349,544
                                           ========          ========          ========          ========            =======




The Corporation's loan activity is principally with customers located within the local market area. The Corporation continues to maintain a diversified loan portfolio and has no significant loan concentration in any economic sector. Changes in loan demand in 1999 resulted in increases in commercial, financial, and agricultural loans and personal- installment loans of 53.7% and 12.6%, respectively. Real estate loans increased 10.2% during this same period.Commercial, financial, and agricultural loans represented 16.9% of total loans at December 31, 1999 and consist principally of commercial lending secured by financial assets of businesses including accounts receivable, inventories and equipment, and, in most cases, include liens on real estate. Real estate construction and mortgage loans are primarily 1 to 4 family residential loans secured by residential properties within the bank's market area. Personal-installment loans comprised 18.4% of total loans at December 31, 1999 and consist principally of secured loans for items such as automobiles, property improvement, household and other consumer goods. The Corporation continues to sell fixed rate mortgages in the secondary market to avoid associated interest rate risk. Historically, relative credit risk of commercial, financial and agricultural loans has generally been greater than that of other types of loans.

                                                                                                       APPENDIX A
                                                                                                       ----------
                                                                                                       Continued







                                            MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST
                                            RATES FOR COMMERCIAL, FINANCIAL AND AGRICULTURAL
                                                    AND REAL-ESTATE CONSTRUCTION LOANS
                                                         (dollars in thousands)
                                                        as of December 31, 1999
                                                        -----------------------



                                                                      Maturity Distribution
                                                                      ---------------------
                                                       One Year       One to          Over Five
                                                        Or Less     Five Years          Years             Total
                                                       ---------    ----------        ----------          -----
Commercial, Financial and
   Agricultural                                         $47,264      $38,440           $15,266          $100,970
Real estate-construction                                  5,332        3,320             6,018            14,670
                                                        -------      -------           -------          --------
                                                        $52,596      $41,760           $21,284          $115,640
                                                        =======      =======           =======          ========

                                                                       Interest Sensitivity
                                                                       --------------------

                                                      Variable        Fixed        Total
                                                      --------        -----        -----
Due in one year or less                               $ 50,303        $ 2,293     $ 52,596
Due after one year                                      54,479          8,565       63,044
                                                      --------        -------     --------
                                                      $104,782        $10,858     $115,640
                                                      ========        =======     ========


                                                                                                       APPENDIX A
                                                                                                       ----------
                                                                                                       Continued
                                                NON-PERFORMING LOANS (a)
                                                ------------------------
                                                 (dollars in thousands)
                                                 ----------------------
                                                   as of December 31
                                                   ------------------

                                               1999             1998              1997             1996             1995
                                               ----             ----              ----             ----             ----
Loans past due 90 days or more:
   Commercial, financial and agricultural     $ 146            $  47             $  53            $  20            $ 120
   Mortgages                                    147              353               405              588              558
   Personal installment                          73               34                72              189              239
   Other                                         12                7                21               11              ---
                                              -----            -----             -----            -----          -------
                                                378              441               551              808              917
                                              -----            -----             -----            -----           ------

Loans renegotiated with borrowers               254              248               626              277              494

Loans on which accrual of interest has
been discontinued:
    Commercial, financial and agricultural      435              866               926              791              579
     Mortgages                                3,079            2,282             3,388            3,645            2,346
     Other                                      222              282               300              318              252
                                              -----            -----             -----            -----            -----
                                              3,736            3,430             4,614            4,754            3,177
                                              -----            -----             -----            -----            -----
Other real estate owned                         405              625               866              883              901
                                              -----            -----             -----            -----            -----

Total                                        $4,773           $4,744            $6,657           $6,722           $5,489
                                             ======           ======            ======           ======           ======

[FN]
     (a) The determination to discontinue the accrual of interest on non-performing loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

The approximate amount that would have been accrued on those loans for which interest was discontinued in 1999 was $305,000. Interest income from these loans would have approximated $358,000 in 1998.

The change in non-performing loans is primarily a result of the impact of economic conditions upon the loan portfolio. The economic outlook remains uncertain. If the economy in the Corporation's trading area improves this could have a positive impact on delinquency trends and collectibility of loans. However, the commercial real estate market in the Corporation's trading area remains stagnant. The ability of borrowers to liquidate collateral is dependent upon the demand for commercial real estate projects and a buyer's ability to finance commercial real estate projects.



                                                                                                       APPENDIX A
                                                                                                       ----------
                                                                                                       Continued
                                                 LOAN LOSS EXPERIENCE
                                                (dollars in thousands)
                              For the years ended December 31, 1999, 1998, 1997, 1996 and 1995
                              ----------------------------------------------------------------
                                                         1999             1998              1997            1996             1995
                                                         ----             ----              ----            ----             ----
Loans at year-end, net of unearned income              $598,315         $502,262         $444,031          $408,242       $354,499
                                                       ========         ========         ========          ========       ========
Average loans balance (a)                              $548,293         $467,094         $421,283          $385,956       $332,630
                                                       ========         ========         ========          ========       ========
Balance, allowance for loan losses,
          January 1                                    $  6,954         $  6,270         $  5,561          $  4,955       $  4,407

Net charge-offs (b)                                        (796)            (780)            (608)             (961)          (530)

Provision for loan losses,                                1,298            1,464            1,317             1,567          1,078
                                                       --------         ---------        --------          --------       --------

Balance, allowance for loan losses,
          December 31                                  $  7,456         $  6,954         $  6,270          $  5,561       $  4,955
                                                       ========         ========         ========          ========       ========
Net charge-offs to loans at year end                       .13%             .16%             .14%              .24%           .15%

Net charge-offs to average loans (a)                       .15              .17              .14               .25            .16


Balance of allowance for loan losses
          to loans at year end                            1.25             1.38             1.41              1.36           1.40

[FN]
(a)  Averages are a combination of monthly and daily averages.

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

                                                                    APPENDIX A
                                                                    ----------
                                                                    Continued



As discussed in the Corporation's Annual Report, the Corporation adopted SFAS 114, as amended by SFAS 118, on January 1, 1995. The adoption of SFAS 114 did not result in any additional provision for loan losses.

The amount of the allowance assigned to each component of the loan portfolio is derived from a combination of factors. Estimation methods and assumptions used in the process are received periodically by both management and a committee of the board of directors. In general, the allowance was not materially affected by changes in these estimation methods and assumptions during 1999.

Specific allocations are provided for individual loans which are rated below an acceptable standard by management. In addition, specific allocations are provided for individual loans which have been placed on nonaccrual status. Additional allocations for loan components are also dependent upon the delinquencies of pools of loans. Analysis of losses by loan grouping over the most recent three year period also impacts components of the allowance. The components which result from these processes are combined and compared to the relationship of historical losses and balances of the allowance from a total portfolio perspective. Any necessary difference is categorized as unallocated.

During 1999 management deemed it appropriate to reduce the relative portion of the total allowance allocated to real estate-mortgage loans to 16% from 20% at year-end 1998. The corporation has accompanied the downward trends in the relationships of net charge-offs to average loans and non-performing loans with a reduction in the relationship of the allowance to total loans.

The provision for loan losses totaled $1,298,000 for the year ended December 31, 1999, compared to $1,464,000, $1,317,000, $1,567,000, and $1,078,000 for the
years ended December 31, 1998, 1997, 1996, and 1995, respectively. The relationship of the allowance for loan losses to loans at year end approximated 1.25% compared to ratios of 1.36% to 1.41% for the previous four years. In reviewing the adequacy of the allowance for loan losses, management considered the relationship of nonaccrual loans, renegotiated loans, other real estate owned, and accruing loans contractually past due 90 days or more to total assets. This relationship approximated .49%, .56%, .93%, 1.03%, and .99% at year-end 1999, 1998, 1997, 1996, and 1995, respectively.


                                                                                             APPENDIX A
                                                                                             ----------
                                                                                             Continued
                                              LOANS CHARGED OFF AND RECOVERED
                                                  (dollars in thousands)
                               for the years ended December 31, 1999, 1998, 1997, 1996, and 1995
                               -----------------------------------------------------------------
                                                         1999             1998              1997            1996             1995
                                                         ----             ----              ----            ----             ----
Loans charged off:
   Commercial, financial and agricultural               $  78            $ 138            $  83           $  165            $ 135
   Real estate-mortgage                                   190              223              361              382              298
   Personal installment                                   883              820              926            1,327              774
   Other                                                   81               77               96               93               78
                                                        -----            -----            -----            -----            -----
Total                                                   1,232            1,258            1,466            1,967            1,285
                                                        -----            -----            -----            -----            -----
Loans recovered:
   Commercial, financial and agricultural                 137               53              428              336              234
   Real estate-mortgage                                    43              104               63              131              136
   Personal installment                                   239              296              343              509              369
   Other                                                   17               25               24               30               16
                                                        -----            -----            -----            -----            -----
Total                                                     436              478              858            1,006              755
                                                        -----            -----            -----            -----            -----
    Net charge-offs                                     $ 796            $ 780            $ 608            $ 961            $ 530
                                                        =====            =====            =====            =====            =====


ALLOCATION OF
                                                       ALLOWANCE FOR LOAN LOSSES*
                                                         (dollars in thousands)
                                                            as of December 31

                                                         1999             1998              1997            1996             1995
                                                         ----             ----              ----            ----             ----
Loans:
   Commercial, financial and agricultural              $2,286            $2,199           $1,663          $1,541           $1,268
    Real estate-construction                                2               ---              ---               2              ---
    Real estate-mortgage                                1,178             1,366            1,780           1,868            1,702
    Installment                                         1,203             1,161            1,458           1,125              841
    Unallocated                                         2,787             2,228            1,369           1,025            1,144
                                                        -----             -----            -----           -----            -----
Balance                                                $7,456            $6,954           $6,270          $5,561           $4,955
                                                       ======            ======           ======          ======           ======

[FN]
*See Schedule "Loan Account Composition" for the percent of loan classification to total loans.


                                                                                                       APPENDIX A
                                                                                                       ----------
                                                                                                       Continued

                                                      MATURITY DISTRIBUTION OF TIME
                                                      DEPOSITS OF $100,000 OR MORE
                                                         (dollars in thousands)
                                                         as of December 31, 1999
                                                         -----------------------

                                 Remaining to Maturity:
                                 Less than three months                                    $  9,251
                                 Three months to six months                                  11,599
                                 Six months to twelve months                                  9,211
                                 More than twelve months                                     12,360
                                                                                             ------
                                                                                           $ 42,421
                                                                                           ========


                                                      MATURITY DISTRIBUTION OF ALL
                                                              TIME DEPOSITS
                                                         (dollars in thousands)
                                                         as of December 31, 1999
                                                         -----------------------


                          Remaining Maturity:
                              One year or less                                              $224,175
                              After one year through two years                                76,724
                              After two years through three years                             23,939
                              After three years through four years                            30,294
                              After four years through five years                             12,380
                              After five years                                                 4,130
                                                                                            --------
                                                                                            $371,642
                                                                                             =======

                                                                APPENDIX A
                                                                ----------
                                                                Continued



                                INTEREST RATE SENSITIVITY

     The excess of interest-earning assets over interest-bearing liabilities which are expected to mature or reprice within a given period is commonly referred to as the "GAP" for that period. For an institution with a positive GAP, the amount of income earned on its assets fluctuates more than the cost of its liabilities in response to changes in the prevailing rates of interest during the period. Accordingly, in a period of decreasing interest rates, institutions with a positive GAP will experience a greater decrease in the yield on their assets than in the cost of their liabilities. Conversely, in a period of rising interest rates, institutions with a positive GAP face a greater increase in the yield on their assets than in the cost of their liabilities. An increasing interest rate environment is favorable to institutions with a positive GAP because more of their assets than their liabilities adjust during the period and, accordingly, the increase in the yield of their assets is greater than the increase in the cost of their liabilities.

     The positive GAP between the Corporation's interest-earning assets and interest-bearing liabilities maturing or repricing within one year approximated 2% of total assets at December 31, 1999.

     Significant maturity/repricing assumptions (based on internal analysis) include the presentation of all savings, Money Market, and NOW accounts as being 44% interest rate sensitive . Equity securities are reflected in the shortest time interval. Assumed pay downs on mortgage-backed securities and loans have also been included in all time intervals.

     The  following  table sets for the  scheduled  repricing or maturity of the
Corporation's   interest-earning  assets  and  interest-bearing  liabilities  at
December 31, 1999.

                                                                                                       APPENDIX A
                                                                                                       ----------
                                                                                                       Continued



Interest Rate Sensitivity
---------------------------------------------------------------------------------------------------------------
At December 31, 1999                   1-90          90-180         180-365         1 year
Dollars in thousands                   days           days           days           or more              Total
---------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits in
   Other banks                         $ 1,789          ----            ----           ----            $ 1,789
Investment securities                   16,543       $ 2,998        $ 26,426       $266,108            312,075
Federal funds sold                       2,050          ----            ----           ----              2,050
Loans, net of unearned income*         264,719        36,355          68,363        219,878            589,315
Loans held for sale                      4,004          ----            ----           ----              4,004
---------------------------------------------------------------------------------------------------------------
Total                                 $289,105       $39,353        $ 94,789       $485,986           $909,233
--------------------------------------------------------- -----------------------------------------------------
Liabilities
Savings                               $ 58,987       $19,616        $ 39,233       $148,628           $266,464
Time                                    58,230        50,542          85,887        134,562            329,221
Time in denominations of
   $100,000 or more                      9,251        11,599           9,211         12,360             42,421
Short-term borrowings                    3,338          ----            ----           ----              3,338
Long-term debt                          15,000        39,000           5,000        138,000            197,000
---------------------------------------------------------------------------------------------------------------
Total                                 $144,806      $120,757        $139,331       $433,550           $838,444
---------------------------------------------------------------------------------------------------------------

Interest Sensitivity Gap
Periodic                              $144,299      $(81,404)       $(44,542)      $ 52,436
Cumulative                                            62,895          18,353         70,789


[FN]
*Does not include nonaccrual loans.

                                                                APPENDIX A
                                                                ----------
                                                                Continued


Forward-Looking Statements:
--------------------------

     Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "expect", "estimate", "project", "anticipate", "should", "intend", "probability", "risk", "target", "objective", and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, the Corporation's potential exposures to various types of market risks such as interest rate risk and credit risk. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to: general economic conditions in market areas which the Corporation has significant business activities or investments; the monetary and in interest rate policies of the Board of Governors of the Federal Reserve System; inflation; deflation; unanticipated turbulence in interest rates; changes in laws, environments; natural disasters; the inability to hedge certain risks economically; the adequacy of loan reserves; acquisitions or restructurings' technological changes in consumer spending and savings habits; and the success of the Corporation in managing the risks involved in the foregoing.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

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

     Interest rate sensitivity results when the maturity or repricing intervals of interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Corporation's interest-earning assets, interest-bearing liabilities, and off-balance sheets financial instruments. The Corporation's exposure to interest rate sensitivity is managed primarily through the Corporation's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Corporation's primary source of interest-bearing liabilities is customer deposits, it's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which it operates. Borrowings, which include Federal Home Loan Bank (FHLB) advances and short-term loans, subordinated notes, and other short-term and long-term borrowings are generally structured with specific terms which in management's judgement, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate the Corporation's exposure to interest rate sensitivity.

                                                                APPENDIX A
                                                                ----------
                                                                Continued


     The rates, terms and interest rate indices of the Corporation's interest-earning assets result primarily from its strategy on investing in loans and securities (a substantial portion of which have adjustable-rate terms) which permit the Corporation to limit its exposure to interest rate sensitivity, together with credit risk, while at the same time achieving a positive interest rate spread compared to the cost of interest-bearing liabilities.

Significant Assumptions Utilized in Managing Interest Rate Sensitivity
----------------------------------------------------------------------

     Managing the Corporation's  exposure to interest rate sensitivity  involves
significant   assumptions  about  the  exercise  of  imbedded  options  and  the relationship of various interest rate indices of certain financial instruments.


Imbedded Options
----------------

     A substantial portion of the Corporation's loans and mortgage-backed securities and residential mortgage loans contain significant imbedded options which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including the current interest rate and interest rate index (if any) of the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed and adjustable-rate loans pursuant to the current relative levels and expectations of future short and long-term interest rates. Since a significant portion of the Corporation's loans are variable rate loans, prepayments on such loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates making fixed-rate loans more desirable.

     Investment securities, other than mortgage-backed securities and those with early call provisions, generally do not have significant imbedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable resulting in a dependable and uninterrupted source of funds. Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment of FHLB borrowings and subordinated notes prior to maturity.

Interest Rate Indices
---------------------

     The Corporation's loans and mortgage-backed securities are primarily indexed to the national interest indices. When such loans and mortgage-backed securities are funded by interest - bearing liabilities which are determined by other indices, usually deposits and FHLB borrowings, a changing interest rate environment may result in different levels of changes in the indices leading to disproportionate changes in the value of, and net earnings generated from, the Corporation's financial instruments. Each index is unique and is influenced by different external factors, therefore, the historical relationships in various indices may not be indicative of the actual change which may result in a changing interest rate environment.

                                                                  APPENDIX A
                                                                  ----------
                                                                  Continued


Interest Rate Sensitivity Measurement

In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management also utilizes a quarterly report which measures the Corporation's exposure to interest rate risk. The model calculates the present value of assets, liabilities and equity at current interest rates, and at hypothetically higher and lower interest rates at one percent intervals. The present value of each major category of financial instruments is calculated by the model using estimated cash flows based on prepayments, early withdrawals, weighted average contractual rates and terms, and discount rates for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.

     The following table reflects the estimated present value of assets, liabilities and equity financial instruments using the model for Community Banks, Inc. as of December 31, 1999 consolidated with the estimated present values of other financial instruments of the Corporation, at current interest rates and hypothetically, higher and lower interest rates of one and two percent.



                                                                                           Base
                                                           -2%               -1%       Present Value         +1%             +2%
                                                     ------------------------------------------------------------------------------
                                                                                  (dollars in thousands)
            Assets
Cash, interest-bearing time deposits,
    and federal funds sold.......................      $  32,933        $  32,933       $  32,933         $  32,933       $  32,933
Investment securities............................        342,360          328,973         312,075           294,473         277,935
Loans, net of unearned income....................        587,736          582,921         577,458           570,519         563,325
Loans held for sale..............................          4,075            4,042           4,004             3,956           3,906
Other assets.....................................         40,953           40,953          40,953            40,953          40,953
                                                       ---------        ---------       ---------         ---------       ---------

     Total assets................................     $1,008,057         $989,822        $967,423          $942,834        $919,052
                                                      ==========         ========        ========          ========        ========
               Liabilities
Deposits.........................................       $697,605         $694,343        $691,186          $688,129        $685,167
Short-term borrowings............................          3,338            3,338           3,338             3,338           3,338
Long-term debt...................................        209,090          198,913         193,769           192,898         191,397
Other liabilities................................          6,969            6,969           6,969             6,969           6,969
                                                      ----------         --------        --------          --------        --------

     Total liabilities...........................        917,002          903,563          895,262           891,334        886,871
                                                      ----------         --------        ---------         ---------       --------

     Total stockholders' equity..................         91,055           86,259           72,161            51,500         32,181
                                                      ----------         --------        ---------         ---------       --------
     Total liab. and stockholders'
        equity...................................     $1,008,057         $989,822         $967,423          $942,834       $919,052
                                                                         ========        =========         =========       ========

                                 PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters:
-------  ---------------------------------------------------------------------
          Incorporated by reference is the information appearing under the heading "Market for the Corporation's Common Stock and Related Securities Holder Matters" on page 26 of the Annual Report to Stockholders for the year ended December 31, 1999 (hereafter referred to as the "Annual Report").

Item 6.  Selected Financial Data

          Incorporated by reference is the information appearing under the heading "Financial Highlights" on page 5 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:
--------------
          Incorporated by reference is the information appearing under the headings "Rate/Volume Analysis"; "Average Balances, Effective Interest Differential and Interest Yields"; and "Management's's Discussion of Financial Condition and Results of Operations" on pages 21 through 26 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data:

          The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 20, 2000, are incorporated by references to pages 6 through 20 of the Annual Report.

Item 9.  Disagreements on Accounting and Financial Disclosures:
-------  ------------------------------------------------------

          None.



                                   PART III

Item 10.  Directors and Executive Officers of the Registrant:
--------  ---------------------------------------------------

     The following table sets forth the name and age of each director of Community Banks, Inc. as well as the director's business experience, including occupation for the past 5 years, the period during which he has served as a director of Community Banks, N.A. (Formerly Upper Dauphin National Bank), and the number and percentage of outstanding shares of Common Stock of the Bank beneficially owned by said directors as of December 31, 1999.

                                                                                             Percentage
                         Business Experience                          Amount and                   of
                         Including Principal                          Nature of                Outstanding
                         Occupation for the         Director        Beneficial               Common Stock
Name and Age             Past Five Years            Since (1)       Ownership (2)               Owned
-------------            ---------------            ---------       -------------            ------------
Ernest L. Lowe           Chairman-CBI/CBNA/           1990              44,348                   .65%
   Age 63                PSB                                               (8)
                         Community Banks, N.A.
                         Prior to 12/31/97
                         Ex. V.P. of CBI

Eddie L. Dunklebarger
   Age 46                President/CEO                1998             125,714                  1.83%
                         CBI/CBNA/PSB                                     (18)
                         Prior to 3/31/98
                         Pres/CEO PSB

Thomas L. Miller         Retired CEO of               1966              67,545                   .99%
   Age 67                CBI & CBNA                                        (9)


Kenneth L. Deibler       Self-Employed                1966              33,653                   .49%
   Age 77                Insurance Broker
                         Elizabethville, PA


Leon E. Kocher           Chairman of the Board        1963              28,565                   .42%
   Age 87                Kocher Enterprises, Inc.
                         Millersburg, PA

Robert W. Rissinger      Sec./Treasurer               1968             255,060                  3.75%
   Age 73                Alvord Polk Tool Co.                          (3) (4)
                         (Cutting Tools)
                         Engle Rissinger Auto Group
                         Millersburg, PA

Allen Shaffer            Attorney-at-Law              1961              44,768                   .66%
   Age 74                Millersburg and                                   (6)
                         Harrisburg, PA

                                                                                              Percentage
                         Business Experience                         Amount and                   of
                         Including Principal                          Nature of               Outstanding
                         Occupation for the         Director         Beneficial               Common Stock
Name and Age             Past Five Years            Since (1)       Ownership (2)                Owned
-------------            ---------------            ---------       -------------             ------------
James A. Ulsh            Attorney-at-Law              1977              17,109                    .25%
   Age 53                Mette, Evans &
                         Woodside
                         Harrisburg, PA


Samuel E. Cooper         Retired Superintendent       1992               2,231                    .03%
   Age 66                Warrior Run School
                         District
                         Turbotville, PA

Susan K. Nenstiel        Regional Dir. Of  Dev.       1966                 218                     ---
   Age 48                Lutheran Welfare Serv.
                         Hazleton, PA

Ronald E. Boyer          President,                   1981              23,850                    .35%
   Age 60                Alvord-Polk Tool Co.                              (5)
                         (Manufacturing of Cutting tools)
                         Millersburg, PA.

Peter DeSoto             CEO, J.T. Walker             1981              46,481                    .68%
   Age 60                Industries, Inc.                                 (13)
                         (manufacturing of metal
                         products)
                         Elizabethville, PA

Thomas W. Long           Partner                      1981               9,843                    .14%
   Age 70                Millersburg Hardware
                         Millersburg PA

Donald  L. Miller        President, Miller Bros.      1981              92,403                   1.36%
   Age 70                Dairy
                         Millersburg, PA

Ray N. Leidich           Retired Dentist              1985              70,848                   1.04%
   Age 71                Tremont, PA                                       (7)



                                                                                           Percentage
                         Business Experience                         Amount and                of
                         Including Principal                          Nature of            Outstanding
                         Occupation for the         Director         Beneficial            Common Stock
Name and Age             Past Five Years            Since (1)       Ownership (2)             Owned
-------------            ---------------            ---------       -------------          ------------
John W. Taylor, Jr.      President-Air Brake        1998            20,529                  .30%
   Age 69                & Power Equip. Co.                           (14)

Harry B. Nell            Retired Merchant           1998            33,875                  .50%
   Age 73                                                                                   (15)

Earl L. Mummert          Consulting Actuary         1998            30,664                  .45%
   Age 55                Conrad M. Siegel, Inc/                       (16)

Wayne H. Mummert         Retired U.S. Postal        1998            76,173                 1.12%
   Age 66                Service/Farmer                               (17)


[FN]
(1) Includes  service as a director of CBNA  (formerly  Upper  Dauphin  National
Bank), a wholly-owned subsidiary of the bank, prior to 1983 and service as a director of the bank after 1983.

(2) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or children of the individual and any other relative who has the same home as such individual, as well as other securities which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after December 31, 1999. Beneficial ownership may be disclaimed as to certain of the securities.

(3) Includes 6,805 shares owned by Alvord-Polk Tool Co., Inc. the stock of which is held 50% by Robert Rissinger and 50% by Ronald E. Boyer.

(4) Includes 15,166 shares owned by Engle Ford, Inc., 45,496 shares owned by Mr. Rissinger's spouse, Shirley Rissinger, and 11,106 shares owned by Engle Ford, Inc. Profit Sharing Plan.

(5) Includes 6,805 shares owned by Alvord-Polk Tool Co., Inc., the stock of which is held 50% by Robert W. Rissinger and 50% by Ronald E. Boyer, and 535 shares owned by Mr. Boyer's wife, Judith Boyer.

[FN]
(6) Includes 7,633 shares owned by Mr. Shaffer's Retirement plan.

(7) Includes 35,424 shares owned by Dr. Leidich's wife, Dolores Leidich.

(8) Includes 192 shares owned by Mr. Lowe's wife, Barbara and 23 shares owned by Mr. Lowe's son and incentive stock options to acquire 32,107 shares.

(9) Includes incentive stock options to acquire 33,457 shares and 846 in his IRA.

(10) Includes incentive stock options to acquire 19,828 shares.

(11) Includes incentive stock options to acquire 16,751 shares and 153 shares registered to Mr. Lawley for his minor children.

(12) Includes incentive stock options to acquire 3,511 shares.

(13) Includes 101 shares owned by Mr. DeSoto's  son.

(14) Includes 1,270 shares owned by Mr. Taylor's wife, LouAnn and 908 in his IRA.

(15) Includes 848 shares owned by Mr. Nell's wife, Helen and stock options to acquire 2,103 shares.

(16) Includes stock options to acquire 2,103 shares and 19,492 shares in Mr. Mummert's IRA.

(17) Includes stock options to acquire 2,103 shares and 17,671 shares owned by Mr. Mummert's wife Shirley.

(18) Includes 321 shares owned by Mr. Dunklebarger's wife, Connie, 10,161 shares owned by Mr. Dunklebarger's children, 9,075 shares in his 401(k) plan, 7,607 shares in his IRA and 72,094 stock options (ISO and NQ's) to acquire shares.

(19) Includes 4,760 shares in his 401(k) plan and 7,435 (ISO and NQ) stock options to acquire shares.

(20) Includes 4,491 shares in his 401(k) plan and 7,861 shares in his IRA and 24,392 stock options to acquire shares.

Section 16(a) Beneficial Ownership Reporting Compliance

          In 1999, to the knowledge of Corporation, all Executive Officers and directors timely filed all reports with the Securities and Exchange Commission.


          None of the directors or nominee directors are directors of other companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Executive Officers:
-------------------

           The following table sets forth the executive officers of Community Banks, Inc., their ages, their positions with Community Banks, Inc. and the beneficial ownership (as determined in accordance with the rules and regulations of the Securities and Exchange Commission) of Common Stock of the Corporation owned by each of such persons as of December 31, 1999.


                                                                                              Percentage
                         Business Experience                         Amount and                   of
                         Including Principal                          Nature of               Outstanding
                         Occupation for the                          Beneficial               Common Stock
Name and Age             Past Five Years            Term (1)       Ownership (2)                 Owned
-------------            ---------------            ---------       -------------             ------------
Ernest L. Lowe           Chairman-CBI/              1985            44,348                  .65%
   Age 63                CBNA/PSB                                      (8)
                         Prior to 12/31/97
                         Ex. V.P. of CBI


Eddie L. Dunklebarger    President/CEO              1998           125,714                 1.83%
   Age 46                CBI/CBNA/PSB                                 (18)
                         Prior to 3/31/98
                         Pres/CEO of PSB

Terry L. Burrows         Executive Vice President   1977            24,686                  .36%
   Age 51                Chief Financial Officer                      (12)

David E. Hawley          Executive Vice President   1975            23,209                  .34%
   Age 61                                                             (10)

Robert W. Lawley         Executive Vice President   1980            16,965                  .25%
   Age 45                                                             (11)

Anthony N. Leo           Executive Vice President   1998            24,488                  .36%
   Age 39                                                             (19)

Jeffrey M. Seibert       Executive Vice President   1998            44,438                  .65%
   Age 40                                                             (20)


[FN]
(1) Initial year employed in this capacity.

          The following is all shares beneficially owned by all directors and executive officers of the Bank as a group:



                                                                        Amount and Nature
                                                                          of Beneficial
                                                                            Ownership
                                                                            ---------
                                                                                                                   Percent
              Title of Class                                Direct                             Indirect            of Class
              --------------                                ------                             --------            --------
                 Common                                     984,501                            166,357              16.32%



Item 11.  Executive Compensation:
-------   ----------------------

          Information regarding executive compensation is omitted from this report as the holding company will file a definitive proxy statement for its annual meeting of shareholders to be held May 2, 2000; and the information included therein with respect to this item is incorporated herein by reference.

Pension Plan:
-------------

          CBNA maintains a pension plan for its employees. An employee becomes a participant in the pension plan on January 1 or July 1 after completion of one year of service (12 continuous months) and attainment of the age 21 years. The cost of the pension is actuarially determined and paid by CBNA. The amount of monthly pension is equal to 1.15% of average monthly pay up to $650, plus .60% of average monthly pay in excess of $650, multiplied by the number of years of service completed by an employee. The years of service for the additional portion are limited to a maximum of 37. Average monthly pay is based upon the 5 consecutive plan years of highest pay preceding retirement. The maximum amount of annual compensation used in determining retirement benefits is $160,000. A participant is eligible for early retirement after attainment of the age of 60 years and the completion of 5 years of service. The early retirement benefit is the actuarial equivalent of the pension accrued to the date of early retirement. As of December 31, 1999 the following officers have been credited with the following years of service: Ernest L. Lowe-15 years of service, Robert W. Lawley-24 years of service, and Terry L. Burrows-26 years of service.

In 1999, the Board of Directors amended the plan so that pension benefits will be offset by employer contributions to the CBI 401(k) Plan. Employees hired after 12/31/98 are not eligible to participate in the CBNA Pension Plan The amounts shown on the following table assumes an annual retirement benefit for an employee who chose a straight life annuity and who will retire at age 65. These amounts are offset for the employer contribution in the 401(k) Plan.


                                                                         PENSION PLAN TABLE
                                                                          Years of Service
------------------------------------------------------------------------------------------------------------------------------------
                                     15                 20                25               30               35                40
------------------------------------------------------------------------------------------------------------------------------------
Remuneration
------------

$35,000......................      $  8,486           $11,314          $14,143           $16,971          $19,800          $ 22,138
$55,000......................       $13,736           $18,314          $22,893           $27,471          $32,050          $ 35,778
$75,000......................       $18,986           $25,314          $31,643           $37,971          $44,300          $ 49,418
$95,000......................       $24,236           $32,314          $40,393           $48,471          $56,550          $ 63,058
$115,000.....................       $29,486           $39,314          $49,143           $58,971          $68,800          $ 76,698
$135,000.....................       $34,736           $46,314          $57,893           $69,471          $81,050          $ 90,338
$150,000.....................       $38,673           $51,564          $64,455           $77,346          $90,237          $100,568
$175,000.....................       $41,298           $55,064          $68,830           $82,596          $96,362          $107,388
$200,000.....................       $41,298           $55,064          $68,830           $82,596          $96,362          $107,388
$225,000.....................       $41,298           $55,064          $68,830           $82,596          $96,362          $107,388
$250,000.....................       $41,298           $55,064          $68,830           $82,596          $96,362          $107,388
$275,000.....................       $41,298           $55,064          $68,830           $82,596          $96,362          $107,388



Directors' Compensation:
------------------------

          Each director of CBI is paid a quarterly fee of $750.00. In addition, each outside director receives a fee of $250.00 for attendance at the regular quarterly meetings of the Board of Directors of CBI. Each director who is not an executive officer also receives $250.00 for attendance at each committee meeting of CBI.

Item 12.  Security Ownership of Certain Beneficial Owners and Management:
--------  ---------------------------------------------------------------

          Refer to Item 10 on pages 20 through 26.

Item 13.  Certain Relationships and Related Transactions:
--------  -----------------------------------------------

          (a) Transaction with Management and Others
              --------------------------------------

          Incorporated by reference is the information appearing in Note 12 (Related Parties) of Notes to Consolidated Financial Statements on page 16 of the Annual Report.

          (b) Certain Business Relationships
              ------------------------------
     Allen Shaffer, a director of CBI, is an attorney practicing in Harrisburg and Millersburg, Pennsylvania, who has been retained in the last fiscal year by CBI and who CBI proposes to retain in the current fiscal year. James A. Ulsh, a director of CBI, is a shareholder/employee of the law firm of Mette, Evans, & Woodside, Harrisburg, Pennsylvania, which CBI has retained in the last fiscal year and proposes to retain in the current fiscal year. Thomas J. Carlyon, a director of CBNA , is partner in the law firm of Carlyon & McNelis,

Hazleton, Pennsylvania, which CBI has retained in the last fiscal year and proposes to retain in the current fiscal year. Earl L. Mummert, a director of CBI, is an actuarial consultant with Conrad M. Siegel, Inc., Harrisburg, Pennsylvania, which provides actuarial services to CBI.

           All loans to directors and their business affiliates, executive officers and their immediate families were made by the subsidiary bank in the ordinary course of business, at the subsidiary bank's normal credit terms, including interest rates and collateralization prevailing at the time for comparable transactions with other non- related persons, and do not represent more than a normal risk of collection.


                                      PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K:
--------  -----------------------------------------------------------------
                                                                               Reference (page)
                                                                           Form         Annual Report to
(a) (1)    Consolidated Financial Statements                               10-K           Shareholders
           Report of Independent Public                                    ----           ------------
                  accountants                                               ---                20

              Balance Sheets as of December 31, 1999
                  and 1998                                                  ---                 6

              Statements of Income for each of the three years
                  ended December 31, 1999                                   ---                 7

              Statements of Changes in Stockholders' Equity
                 for each of the three years ended December
                 31, 1999.                                                  ---                 8

             Statements of Cash Flows for each of the three
                 years ended December 31, 1999.                             ---                 9

             Notes to Financial Statements                                  ---               10-20


             All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule.
          (3)    Exhibits

                  (3) Articles of Incorporation and By-Laws. Incorporated by reference to the Proxy Statements dated April 14, 1987 and April 12, 1988 and Amendment 2 to Form S-2 dated May 13, 1987.
                (13) Portions of the Annual Report to Security Holders incorporated by reference within this document is filed as part of this report.
                (21) Subsidiaries of the Registrant (See Item 1, pages 2 and 3.)
                (b) The registrant did not file on Form 8-K during the fourth calendar quarter of the year ending December 31, 1999

                               CONSENT OF INDEPENDENT ACCOUNTS
                               -------------------------------

We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements on Form S-8(File No. 0- 15786 and File No. 33-24908) of Community Banks, Inc. of our report dated January 20, 2000 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

One South Market Square
Harrisburg, Pennsylvania
March 24, 2000

                                    Signatures

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Community Banks, Inc.

                                              By:  /s/ Ernest L. Lowe
                                                 ------------------------
                                                     (Ernest L. Lowe)
                                             Chairman of the Board and Director

Date: March 6, 2000

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                   Title                                        Date

        /s/ Terry L. Burrows                         Ex. Vice President and                             2/8/00
--------------------------------------               Chief Financial Officer
            (Terry L. Burrows)

        /s/ Ronald E. Boyer           .              Director                                           2/8/00
--------------------------------------
            (Ronald E. Boyer)

        /s/ Samuel E. Cooper                         Director                                           2/8/00
--------------------------------------
            (Samuel E. Cooper)

        /s/ Kenneth L. Deibler                       Director                                           2/8/00
--------------------------------------
            (Kenneth L. Deibler)

        /s/ Eddie L. Dunklebarger                    President & CEO and                                2/8/00
--------------------------------------               Director
            (Eddie L. Dunklebarger)

        /s/ Leon E. Kocher                           Director                                           2/8/00
--------------------------------------
            (Leon E. Kocher)

        /s/ Ray N. Leidich                           Director                                           2/8/00
--------------------------------------
            (Ray N. Leidich)

        /s/ Thomas W. Long                           Director                                           2/8/00
--------------------------------------
            (Thomas W. Long)

        /s/ Donald L. Miller                         Director                                           2/8/00
--------------------------------------
            (Donald L. Miller)



        /s/ Thomas L. Miller                         Director                                           2/8/00
--------------------------------------
            (Thomas L. Miller)

        /s/ Earl L. Mummert                          Director                                           2/8/00
--------------------------------------
            (Earl L. Mummert )

        /s/ Wayne H. Mummert                         Director                                           2/8/00
--------------------------------------
            (Wayne H. Mummert)

        /s/ Susan K. Nenstiel                        Director                                           2/8/00
--------------------------------------
            (Susan K. Nenstiel)

        /s/ Robert W. Rissinger                      Director                                           2/8/00
--------------------------------------
            (Robert W. Rissinger)

        /s/ Allen Shaffer                            Director                                           2/8/00
--------------------------------------
            (Allen Shaffer)

        /s/ John W. Taylor, Jr.                      Director                                           2/8/00
--------------------------------------
            (John W. Taylor, Jr.)

        /s/ James A. Ulsh                            Director                                           2/8/00
--------------------------------------
            (James A. Ulsh)



                  Report of Independent Accountants


Board of Directors and Shareholders
Community Banks, Inc.
Millersburg, Pennsylvania


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Community Banks, Inc. (Corporation) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                             PRICEWATERHOUSECOOPERS, L.L.P


One South Market Square
Harrisburg, PA 17101
January 20, 2000

Community Banks, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
At December 31, 1999 and 1998
(dollars in thousands except per share data)



                                                                          1999         1998
                                                                         --------------------
ASSETS

Cash and due from banks..............................................   $ 29,094     $ 25,036
Interest-bearing time deposits in other banks........................      1,789        1,258
Investment securities, available for sale (market value).............    312,075      292,542
Federal funds sold...................................................      2,050        2,208
Loans................................................................    596,301      512,280
Less:    Unearned income.............................................     (6,986)     (10,018)
         Allowance for loan losses...................................     (7,456)      (6,954)
                                                                        ---------    ---------
         Net loans...................................................    581,859      495,308
Premises and equipment, net..........................................     15,385       14,203
Goodwill.............................................................        424          665
Other real estate owned..............................................        405          625
Loans held for sale..................................................      4,004        3,319
Accrued interest receivable and other assets.........................     24,739       16,510
                                                                        --------     ---------
     Total assets....................................................   $971,824     $851,674
                                                                        ========     =========

LIABILITIES

Deposits:
     Demand (Non-interest bearing)...................................   $ 55,330     $ 50,038
     Savings.........................................................    266,464      254,316
     Time............................................................    329,221      265,884
     Time in denominations of $100,000 or more.......................     42,421       25,667
                                                                        --------     --------
     Total deposits..................................................    693,436      595,905
Short-term borrowings................................................      3,338        7,910
Long-term debt.......................................................    197,000      161,000
Accrued interest payable and other liabilities.......................      6,969        7,983
                                                                        --------     --------
     Total liabilities...............................................    900,743      772,798
                                                                        --------     --------

STOCKHOLDERS' EQUITY

Preferred stock, no par value;
     500,000 shares authorized;
     no shares issued and outstanding................................        ---         ---
Common stock,  $5.00 par value; 20,000,000 shares
     authorized; 6,976,000  and 6,631,000 shares
     issued in 1999 and 1998, respectively...........................     34,878      33,157
Surplus..............................................................     24,259      17,989
Retained earnings....................................................     26,379      27,023
Accumulated other comprehensive income (loss), net
     of tax (benefit) of  $(5,841,000) and $1,437,000,
     respectively....................................................    (10,847)      2,789
Less: Treasury stock of 175,000  and 105,000
     shares at cost..................................................     (3,588)     (2,082)
                                                                         --------     -------
     Total stockholders' equity......................................     71,081      78,876
                                                                         --------     -------
     Total liabilities and stockholders' equity......................   $971,824    $851,674
                                                                        ========    ========


[FN]
All periods reflect the combined data of Community Banks, Inc. and Peoples State Bank. The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 1999, 1998, 1997
(dollars in thousands except per share data)


                                                                          1999                  1998                  1997
                                                                        ----------------------------------------------------
Interest income:
     Interest and fees on loans......................................   $46,405               $41,306               $38,095
     Interest and dividends on investment securities:
         Taxable.....................................................    14,844                11,325                11,382
         Exempt from federal income tax..............................     4,709                 3,795                 2,422
     Other interest income...........................................        78                    80                    84
     Fed funds interest..............................................       228                   494                   304
                                                                        -------               -------               -------
         Total interest income.......................................    66,264                57,000                52,287
                                                                        -------               -------               -------

Interest expense:
     Interest on deposits:
         Savings.....................................................     5,575                 5,479                 5,556
         Time........................................................    15,501                13,459                13,420
         Time in denominations of $100,000 or more...................     1,914                 1,580                 1,578
     Interest on short-term borrowings and
         long-term debt..............................................     7,670                 4,975                 2,627
     Fed funds purchased and repo interest...........................     1,553                 1,394                 1,242
                                                                         ------                ------                ------
         Total interest expense......................................    32,213                26,887                24,423
                                                                         ------                ------                ------
         Net interest income.........................................    34,051                30,113                27,864
Provision for loan losses............................................     1,298                 1,464                 1,317
                                                                         ------                ------                ------
         Net interest income after provision for
           loan losses...............................................    32,753                28,649                26,547
                                                                         ------                ------                ------

Other income:
     Trust department income.........................................       458                   302                   317
     Service charges on deposit accounts.............................     2,077                 1,584                 1,338
     Other service charges, commissions and fees.....................       984                   731                   627
     Investment security gains.......................................       251                   575                   770
     Income on insurance premiums....................................       710                   661                   576
     Gains on mortgage sales.........................................       607                   634                   283
     Other income....................................................       581                   473                   318
                                                                          -----                 -----                 -----
         Total other income..........................................     5,668                 4,960                 4,229
                                                                          -----                 -----                 -----

Other expenses:
     Salaries and employee benefits..................................    12,436                10,380                 9,679
     Net occupancy expense...........................................     3,377                 3,202                 2,797
     Operating expenses of insurance subsidiary......................       497                   472                   365
     Other operating expense.........................................     6,627                 5,971                 6,519
                                                                         -------               ------                ------
         Total other expenses........................................    22,937                20,025                19,360
                                                                         -------               ------                ------
         Income before income taxes..................................    15,484                13,584                11,416
Provision for income taxes...........................................     3,681                 3,534                 3,491
                                                                         -------               ------                ------
         Net income..................................................    $11,803              $10,050               $ 7,925
                                                                         =======              =======               =======

Basic earnings per share.............................................1]   $ 1.73               $ 1.47                $ 1.16
                                                                          ======               ======                ======

Diluted earnings per share...........................................1]   $ 1.70               $ 1.43                $ 1.13
                                                                          ======               ======                ======


[FN]
1] Per share data for all periods has been restated to reflect stock dividends and splits.
All periods reflect the combined data of Community Banks, Inc. and Peoples State Bank. The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended  December 31,  1999,  1998,  and 1997
(dollars in thousands except per share data)


                                                -----------------------------------------------------------------------------------
                                                                                        Accumulated
                                                                                           Other                         Total
                                                  Common                  Retained      Comprehensive    Treasury     Stockholders'
                                                  Stock       Surplus     Earnings         Income          Stock         Equity
                                                -----------------------------------------------------------------------------------

Balance, December 31, 1996...................... $20,933      $21,645      $21,756         $  166         $ (421)        $64,079
     Comprehensive income:
         Net income.............................                             7,925                                         7,925
         Change in unrealized gain (loss) on
         securities, net of tax of $1,582 and
         reclassification adjustment of $770                                                3,071                          3,071
                                                                                                                         -------
         Total comprehensive income.............                                                                          10,996
Cash dividends ($.46 per share).................                            (3,143)                                       (3,143)
5% stock dividend (145,000 shares)..............     723        3,905       (4,628)
Purchases of treasury stock (23,000 shares).....                                                            (695)           (695)
Issuance of additional shares (74,000 shares)...     372        3,095         (691)                                        2,776
                                                 -------     --------      -------         ------          -----         -------

Balance, December 31, 1997......................  22,028       28,645       21,219          3,237         (1,116)         74,013
     Comprehensive income:
         Net income.............................                            10,050                                        10,050
         Change in unrealized gain (loss) on
         securities, net of tax of $(231) and
         reclassification adjustment of $575                                                 (448)                          (448)
                                                                                                                         -------
         Total comprehensive income.............                                                                           9,602
Cash dividends ($.59 per share) ................                            (4,103)                                       (4,103)
3 for 2 stock split (2,205,000 shares)..........  11,024      (11,024)
Purchases of treasury stock (40,000 shares).....                                                            (966)           (966)
Issuance of additional shares (21,000 shares)...     105          368         (143)                                          330
                                                  ------      -------       ------         ------        -------         -------

Balance, December 31, 1998......................  33,157       17,989       27,023          2,789         (2,082)         78,876
     Comprehensive income:
         Net income.............................                            11,803                                        11,803
         Change in unrealized gain (loss) on
         securities, net of tax of $(7,278) and
         reclassification adjustment of $251                                              (13,636)                       (13,636)
                                                                                                                         -------
         Total comprehensive income (loss)......                                                                          (1,833)
Cash dividends ($.63 per share).................                            (4,343)                                       (4,343)
5% stock dividend (323,000 shares)..............   1,616        6,080       (7,696)
Purchases of treasury stock (82,000 shares).....                                                          (1,885)         (1,885)
Issuance of additional shares (21,000 shares)...     105          190         (408)                          379             266
                                                 -------      -------      -------        -------        -------         -------

Balance, December 31, 1999...................... $34,878      $24,259      $26,379       $(10,847)       $(3,588)        $71,081
                                                 =======      =======      =======       ========        =======         =======

[FN]
Per share data for all periods has been restated to reflect stock dividends and splits. All periods reflect the combined data of Community Banks, Inc. and Peoples State Bank. The accompanying notes are an integral part of the consolidated financial statements.


Community Banks, Inc and Subsidiaries
CONSOLIDATED  STATEMENTS  OF CASH FLOWS
For the Years Ended  December  31, 1999, 1998, and 1997
(in thousands)

                                                                          ---------------------------------------------------
                                                                           1999                   1998                  1997
                                                                          ---------------------------------------------------
Operating Activities:
     Net income.................................................         $11,803                $10,050               $ 7,925
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Provision for loan losses..............................           1,298                  1,464                 1,317
         Provision for depreciation and amortization............           1,706                  1,656                 1,450
         Amortization of goodwill...............................             241                    241                   241
         Investment security gains..............................            (251)                  (575)                 (770)
         Loans originated for sale..............................         (33,285)               (38,348)              (14,017)
         Proceeds from sales of loans...........................          33,207                 38,304                16,281
         Gains on mortgage sales................................            (607)                  (634)                 (283)
         Change in other assets, net............................          (1,587)                (3,769)                 (456)
         Increase in accrued interest payable and other
           liabilities, net.....................................             423                    340                   781
                                                                         -------                -------               -------
              Net cash provided by operating activities.........          12,948                  8,729                12,469
                                                                         -------                -------               -------

Investing Activities:
     Net decrease (increase) in interest-bearing time
       deposits in other banks..................................            (531)                 1,148                  (900)
     Proceeds from sales of investment securities...............          38,136                 25,310                30,525
     Proceeds from maturities of investment securities..........          26,984                 80,425                44,612
     Purchases of investment securities.........................        (105,316)              (179,097)              (94,995)
     Net increase in total loans................................         (88,430)               (59,991)              (36,380)
     Net increase in premises and equipment.....................          (2,888)                (1,896)               (3,445)
                                                                        --------               --------               -------
              Net cash used in investing activities.............        (132,045)              (134,101)              (60,583)
                                                                        --------               --------              --------

Financing Activities:
     Net increase in total deposits.............................          97,531                 46,150                27,153
     Net increase (decrease) in short-term borrowings...........          (4,572)                (2,630)                7,439
     Proceeds from issuance of long-term debt...................          40,000                 88,720                25,000
     Repayment of long-term debt................................          (4,000)                (5,000)               (4,000)
     Cash dividends.............................................          (4,343)                (4,103)               (3,143)
     Purchases of treasury stock................................          (1,885)                  (966)                 (695)
     Proceeds from issuance of common stock.....................             266                    330                 2,776
                                                                        --------               --------               -------
              Net cash provided by financing activities.........         122,997                122,501                54,530
                                                                        --------               --------               -------
              Increase (decrease) in cash and cash equivalents..           3,900                 (2,871)                6,416

Cash and cash equivalents at beginning of year..................          27,244                 30,115                23,699
                                                                        --------               --------               -------
Cash and cash equivalents at end of year........................         $31,144                $27,244               $30,115
                                                                        ========               ========               =======


[FN]
The accompanying notes are an integral part of the consolidated financial statements. All periods reflect the combined data of Community Banks, Inc. and Peoples State Bank.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation:
----------------------------------------------

     Community Banks, Inc. (Corporation) is a bank holding company whose wholly-owned subsidiaries include Community Banks, N.A. (CBNA), Peoples State Bank (PSB), Community Banks Investments, Inc. (CBII) and Community Banks Life Insurance Company (CBLIC). All significant intercompany transactions have been eliminated. The Corporation operates through its main office in Millersburg and through 32 branch banking offices located in Dauphin, Northumberland, Schuylkill, Luzerne, Snyder, Adams, and York Counties in Pennsylvania. Community Banks, Inc.'s primary source of revenue is derived from loans to customers, who are predominantly middle-income individuals.

2.   Summary of Significant Accounting Policies:
------------------------------------------------

     The more significant accounting policies of the Corporation are:

                                Investment Securities:
     The Corporation classifies debt and equity securities as either "held-to-maturity," "available-for-sale," or "trading." Investments for which management has the intent, and the Corporation has the ability, to hold to maturity are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally on the interest method. Securities bought and held primarily for the purpose of selling them in the near term are classified as "trading" and reported at fair value. Changes in unrealized gains and losses on "trading" securities are recognized in the Consolidated Statements of Income. At December 31, 1999 and 1998, there were no securities identified as "held-to-maturity" or "trading." All other securities are classified as "available-for-sale" and reported at fair value. Changes in unrealized gains and losses for "available-for-sale" securities, net of applicable taxes, are recorded as a component of shareholders' equity.

     Securities classified as "available-for-sale" include investments management intends to use as part of its asset/liability management strategy, and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors. Realized gains and losses on the sale of securities are recognized using the specific identification method and are included in Other Income in the Consolidated Statements of Income.

                                Allowance for Loan Losses:
     The Corporation maintains an allowance for loan losses at an amount which, in management's judgement, should be adequate to absorb losses on existing loans that may become uncollectible. Management's judgement in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers' ability to pay, overall portfolio quality and review of specific problem loans.

                                Premises and Equipment:
     Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal.

                                        Goodwill:
     Goodwill, which represents the excess of purchase price including acquisition costs over the fair market value of net assets acquired under the purchase method of accounting, is amortized on a straight line basis over 15 years.

                                      Pension Plan:
     The Corporation has a noncontributory defined benefit pension plan covering substantially all CBNA employees. Pension costs are funded currently subject to the full funding limitation imposed under federal income tax regulations. The defined benefit pension plan was amended during 1999 to disallow the admittance of any future participants into the plan; however, previous plan participants are still accruing benefits under the plan. The Corporation maintains a 401(k) savings plan covering substantially all employees which allows employees to invest a percentage of their earnings, matched to a certain amount specified by the Corporation. Contributions to the savings plan which are included in salaries and benefits expense amounted to $645,000 in 1999, $212,000 in 1998, and $175,000 in 1997.

                                       Income Taxes:
     Deferred income taxes are accounted for by the liability method, wherein deferred tax assets and liabilities are calculated on the differences between the basis of assets and liabilities for financial statement purposes versus tax purposes (temporary differences) using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax expense in the statements of income is equal to the sum of taxes currently payable, including the effect of the alternative minimum tax, if any, plus an amount necessary to adjust deferred tax assets and liabilities to an amount equal to period-end temporary differences at prevailing tax rates. (See Note 10).

                                Interest Income on Loans:
     Interest income on commercial, consumer, and mortgage loans is recorded on the interest method. Nonaccrual loans are those on which the accrual of interest has ceased and where all previously accrued and unpaid interest is reversed. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due 90 days or more and the collateral may be inadequate to recover principal and interest, or immediately, if in the opinion of management, full collection is doubtful. Generally, the uncollateralized portions of consumer loans past due 90 days or more are charged-off. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Subsequent cash payments received either are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest. (See also Note 5). Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

                                Other Real Estate Owned:
     Real estate acquired through foreclosure is carried at the lower of the recorded amount of the loan for which the foreclosed property previously served as collateral or the current appraised value of the property at transfer date less estimated selling cost. Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised value of the real estate to be acquired by charging the allowance for loan losses. During 1999, 1998, and 1997 non-cash transactions related to real estate acquired through foreclosure totalled $581,000, $980,000, and $1,163,000, respectively.

     Subsequent to foreclosure, gains or losses on the sale of and losses on the periodic revaluation of real estate acquired through foreclosure are credited or charged to noninterest expense. Costs of maintaining and operating foreclosed property are expensed as incurred. Expenditures to improve foreclosed properties are capitalized only if expected to be recovered; otherwise, they are expensed.

                                Statement of Cash Flows:
     Cash and cash equivalents included cash and due from banks and federal funds sold. The Corporation made cash payments of $3,805,000, $4,436,000, and $3,071,000, and $31,786,000, $26,011,000, and $24,085,000 for income taxes and interest, respectively, in 1999, 1998, and 1997.

                         Recent Accounting Pronouncements:
       During 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS No. 130), which established standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains, and losses). SFAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes a reclassification adjustment for net realized investment gains included in net income of $251,000, $575,000, and $770,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The new standard requires only additional disclosures in the consolidated financial statement: it does not affect the Corporation's financial position of results of operation.

     During 1998, the Corporation also adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which revises employers' disclosures about pensions and other postretirement benefit plans. It standardizes the disclosure requirement for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under previous pronouncements.

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 establishes standards for recording derivative financial instruments on the balance sheet at their fair value. This Statement requires changes in the fair value of derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. As amended , this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management anticipates that the adoption of SFAS 133 will not have a material effect on the Corporation's financial condition or results of operations.

     The Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure About Segments of an Enterprise and Related Information" (SFAS 131) in 1997. SFAS 131 establishes standards for disclosure about products, services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has reviewed SFAS 131 and determined that the Corporation only has one qualifying segment and no additional disclosure is required.

     SFAS 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" requires that after a securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. The Statement was effective for the first fiscal quarter of 1999 and had no effect as the Corporation has not securitized any mortgage loans.

         Use of Estimates in the Preparation of Financial Statements:
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.   Investment Securities:
--------------------------

     The amortized cost and market value of all investment securities at December 31, 1999 and 1998 are as follows:

                                      ----------------------------------------------------------------------------------------------
                                                          1999                                              1998
                                      ----------------------------------------------------------------------------------------------
                                                   Gross        Gross                                Gross        Gross
                                      Amortized  Unrealized   Unrealized    Market      Amortized  Unrealized   Unrealized    Market
                                         Cost      Gains        Losses      Value         Cost       Gains        Losses      Value
                                      ----------------------------------------------------------------------------------------------
                                                                               (in thousands)

U.S. government corporations and
  agencies..........................  $132,661     $  336     $ (9,078)      $123,919   $ 78,800   $  845      $  (196)     $ 79,449
Mortgage-backed U.S. government
  agencies..........................    61,788         40       (2,867)        58,961     82,887      568         (195)       83,260
Obligations of states and political
  subdivisions......................    84,778        214       (6,139)        78,853     85,771    2,211         (306)       87,676
Corporate securities................    31,739        333         (196)        31,876     27,574      225         (340)       27,459
Equity securities...................    17,797      1,015         (346)        18,466     13,284    1,565         (151)       14,698
                                      --------     ------     --------       --------   --------   ------       ------      --------

      Total.........................  $328,763     $1,938     $(18,626)      $312,075   $288,316   $5,414      $(1,188)     $292,542
                                      ========     ======     ========       ========   ========   ======      =======      ========

[FN]
      The amortized cost and market value of all investment securities at December 31, 1999 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.




                                                      Amortized                     Market
                                                         Cost                       Value
                                                     ---------------------------------------
                                                                   (in thousands)

Due in one year or less....................          $  8,039                     $  7,946
Due after one year through five years......            16,657                       15,911
Due after five years through ten years.....            60,247                       57,197
Due after ten years........................           164,235                      153,594
                                                     --------                     --------
                                                      249,178                      234,648
Mortgage-backed securities.................            61,788                       58,961
Equity securities..........................            17,797                       18,466
                                                     --------                     --------
                                                     $328,763                     $312,075
                                                     ========                     ========



     Proceeds from sales of investments in debt securities were $37,628,000, $24,279,000 and $29,319,000 in 1999, 1998, and 1997, respectively. Gross investment security gains and losses of $607,000 and $356,000, respectively were recognized in 1999. Gross gains and losses of $592,000 and $17,000, respectively, were recognized in 1998. Gross gains and losses of $887,000 and $117,000, respectively were recognized in 1997.

     At December 31, 1999 and 1998, investment securities with carrying amounts of approximately $154,984,000 and $104,186,000, respectively, were pledged to collateralize public deposits and for other purposes as provided by law.

     Equity securities include Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock which represents equity interests in the FHLB and the FRB, however, it does not have a readily determinable fair value because ownership is restricted and can be sold back only to the FHLBs, FRB, or to another member institution.

4.   Loans:
-----------

     The composition of loans outstanding by lending classification is as follows:


                                                             December 31
                                                     -----------------------------
                                                         1999             1998
                                                     -----------------------------
                                                            (in thousands)

Commercial, financial and agricultural........        $ 100,970         $ 65,698
Real-estate-construction......................           14,670           17,381
Real-estate-mortgage..........................          362,297          324,709
Personal installment..........................          109,841           97,561
Other.........................................            8,523            6,931
                                                      ---------         --------
                                                      $ 596,301         $512,280
                                                      =========         ========

     Loans held for resale amounted to $4,004,000 and $3,319,000 at December 31, 1999 and 1998, respectively. These loans are primarily fixed-rate mortgages and education loans.


5.   Allowance for Loan Losses:
-------------------------------

     Changes in the allowance for loan losses are as follows:


                                                                            December 31
                                                     -----------------------------------------------------
                                                           1999                1998              1997
                                                     -----------------------------------------------------
                                                                           (in thousands)

Balance, January 1..................................      $6,954              $6,270            $5,561
Provision for loan losses...........................       1,298               1,464             1,317
Loan charge-offs....................................      (1,232)             (1,258)           (1,466)
Recoveries..........................................         436                 478               858
                                                          ------              ------            ------
Balance, December 31................................      $7,456              $6,954            $6,270
                                                          ======              ======            ======



                                                          NONPERFORMING LOANS (a)
                                                           AND OTHER REAL ESTATE


                                                                December 31
                                                          -----------------------
                                                            1999           1998
                                                          -----------------------
                                                               (in thousands)

Loans past due 90 days or more
  and still accruing interest:
     Commercial, financial and agricultural.........       $  146         $   47
     Mortgages......................................          147            353
     Personal installment...........................           73             34
     Other..........................................           12              7
                                                           ------         ------
                                                              378            441
                                                           ------         ------

Restructured Loans                                            254            248
                                                           ------         ------

Loans on which accrual of interest has been
  discontinued:
     Commercial, financial and agricultural.........          435            866
     Mortgages......................................        3,079          2,282
     Other..........................................          222            282
                                                           ------         ------
                                                            3,736          3,430
                                                           ------         ------
Other real estate...................................          405            625
                                                           ------         ------
     Total..........................................       $4,773         $4,744
                                                           ======         ======

[FN]
(a) The determination to discontinue the accrual of interest on nonperforming loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

Impaired Loans
--------------
     Loans are considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Larger groups of smaller-balance loans such as residential mortgage and installment loans are collectively evaluated for impairment. Management has established a smaller-dollar-value threshold of $250,000 for all loans. Loans exceeding this threshold are evaluated in accordance with accounting standards and the bank's lending policy. An insignificant delay or shortfall in the amount of payments, when considered independent of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal business delays.

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

     At December 31, 1999, the Corporation recorded no investment in impaired loans with no related valuation allowance. For the years ended December 31, 1999, 1998, and 1997, the average balance of impaired loans was negligible. The company recognized no interest on impaired loans on the cash basis.


6.   Premises and Equipment:
----------------------------

     Premises and equipment are comprised of the following:
                                                                             December 31
                                                                      ---------------------------
                                                                         1999             1998
                                                                      ---------------------------
                                                                            (in thousands)

Banking premises.........................................              $16,885           $15,504
Furniture, fixtures, and equipment.......................               12,510            11,110
Leasehold improvements...................................                  439               369
                                                                       -------           -------
                                                                        29,834            26,983
Less accumulated depreciation and amortization...........              (14,449)          (12,780)
                                                                       -------           -------
                                                                       $15,385           $14,203
                                                                       =======           =======

     Depreciation expense charged to operations amounted to approximately $1,706,000, $1,656,000, and $1,450,000 in 1999, 1998, and 1997, respectively.



7.  Short-Term Borrowings and Long-Term Debt:
---------------------------------------------

     Short-term borrowings consist of the following:
                                                                             December 31
                                                                      ---------------------------
                                                                         1999             1998
                                                                      ---------------------------
                                                                            (in thousands)

Securities sold under agreements to repurchase,
     4.41% and 3.40% in 1999 and 1998, respectively......               $1,328           $1,188
Federal funds purchased, 4.96% in 1998...................                  ---            6,400
Treasury tax and loan note option account,
     4.54% and 4.34% in 1999 and 1998, respectively......                2,010              322
                                                                        ------           ------
                                                                        $3,338           $7,910
                                                                        ======           ======

     Interest   incurred  on  Federal  funds  purchased  and  other   short-term
borrowings amounted to $386,000, $298,000, and $331,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

     At December 31, 1999, long-term debt consists of long-term advances from the FHLB of Pittsburgh totalling $177,000,000 and repurchase agreements totalling $20,000,000. The long-term advances were issued under variable and fixed rates and are due to mature from 2000 to 2009. Monthly payments of interest are required to be paid to the Federal Home Loan Bank at rates ranging from 4.06% to 5.60% for variable advances and fixed rates presently 6.56%, with principal due at maturity. The FHLB has the option to convert the fixed rate advances to variable rates at any point prior to maturity of the advance. Quarterly payments of interest are required to be paid on the repurchase agreements at a fixed rate, presently 5.76%, with principal due at maturity. Interest on long-term debt amounted to $8,837,000, $6,071,000, and $3,538,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

     Maturities on long-term debt at December 31, 1999 are as follows:

     2000..........................................  $  4,000,000
     2001..........................................  $ 15,000,000
     2002..........................................  $ 35,000,000
     2003..........................................  $ 15,000,000
     2004..........................................           ---
     Subsequent to 2004............................  $128,000,000


8.   Pension Plan:
------------------

     The following table sets forth the pension plan's funded status and pension cost at and for the years ended December 31, 1999 and 1998.

                                                                             ---------------------------------------------
                                                                                1999              1998             1997
                                                                             ---------------------------------------------
                                                                                             (in thousands)
Changes in benefit obligation:
Projected benefit obligation at beginning of year....................          $5,934            $4,461           $3,933
Service cost.........................................................             130               244              222
Interest cost........................................................             300               310              293
Distributions........................................................            (171)             (128)             (49)
Change due to change in assumptions..................................            (369)              299              (66)
Change due to plan amendment.........................................          (1,235)              215              ---
Experience (gain) or loss............................................             490               533              128
                                                                               ------            ------           ------
Projected benefit obligation at end of year..........................          $5,079            $5,934           $4,461
                                                                               ======            ======           ======
Change in plan assets:
Fair value of plan assets at beginning of year.......................          $5,070            $4,546           $3,626
Employer contributions...............................................             ---               355              360
Actual return on assets..............................................             299               297              609
Distributions........................................................            (171)             (128)             (49)
                                                                               ------            ------           ------
Fair value of plan assets at end of year, primarily listed stocks,
     corporate, and US bonds.........................................          $5,198            $5,070           $4,546
                                                                               ======            ======           ======
Funded status at end of year.........................................          $  119            $ (864)          $   85
Unrecognized net transition (asset) or obligation....................             (21)              (29)             (38)
Unrecognized prior service cost......................................            (997)              128              (97)
Unrecognized net (gain) or loss......................................           1,820             1,679              775
                                                                               ------            ------           ------
End of year (accrued) or prepaid pension cost........................          $  921            $  914           $  725
                                                                               ======            ======           ======

Discount rate........................................................            7.0%              6.5%             7.0%
Expected return on plan assets.......................................            9.0%              9.0%             9.0%
Rate of compensation increase........................................            4.0%              4.0%             4.5%

Components of net periodic benefit cost:
Service cost.........................................................          $  130            $  244           $  221
Interest cost........................................................             300               310              293
Actual return on plan assets.........................................            (299)             (297)            (609)
Amortization of unrecognized net transition (asset) or obligation....              (8)               (8)              (8)
Amortization of unrecognized prior service cost......................            (110)               (8)              (8)
Amortization of unrecognized net (gain) or loss......................             119                48               42
Asset gain or (loss) deferred........................................            (139)             (119)             272
                                                                               ------            ------           ------
Net periodic pension cost (benefit) for the year.....................          $   (7)           $  170           $  203
                                                                               ======            ======           ======


9.   Earnings Per Share:
------------------------

The  following  table  sets  forth the  calculation  of Basic and Fully  Diluted
Earnings Per Share for the years ended below.


                                      For the Year Ended 1999        For the Year Ended 1998        For the Year Ended 1997
                                     -------------------------     --------------------------     ----------------------------
                                                                                     Per-Share                       Per-Share
                                      Income   Shares   Amount     Income   Shares     Amount     Income    Shares     Amount
                                      ------   ------   ------     ------   ------     ------     ------    ------     ------
                                                            (in thousands except for per share data)

Basic EPS:

Income available to common
     stockholders................... $11,803   6,833    $1.73      $10,050  6,859    $1.47        $7,925    6,842    $1.16
                                     =======            =====      =======           =====        ======             =====
Effect of Dilutive Securities:

Incentive stock options
     outstanding....................             124                          158                             172
                                               -----                        -----                           -----

Diluted EPS:

Income available to common
     stockholders and assumed
     conversion..................... $11,803   6,957    $1.70      $10,050  7,017    $1.43        $7,925    7,014    $1.13
                                     =======            =====      =======           =====        ======             =====



10.   Income Taxes:
-------------------

     The provision for income taxes consists of the following:

                                                                              --------------------------------------------------
                                                                                 1999                1998                1997
                                                                              --------------------------------------------------
                                                                                                 (in thousands)

         Current.................................................             $3,866                 $4,004              $3,775
         Deferred................................................               (185)                  (470)               (284)
                                                                              ------                 ------              ------
                                                                              $3,681                 $3,534              $3,491
                                                                              ======                 ======              ======


     The components of the net deferred tax asset (liability) as of December 31, 1999, 1998, and 1997 were as follows:

                                                                              --------------------------------------------------
                                                                                 1999                1998                1997
                                                                              --------------------------------------------------
                                                                                                 (in thousands)

Deferred tax assets:
     Loan loss provision.........................................             $1,881                $1,531               $1,183
     Non-accrual loan interest income............................                357                   363                  264
     Unrealized loss on investment securities....................              5,841                   ---                  ---
     Miscellaneous...............................................                119                   121                  291
     Deferred compensation.......................................                198                   296                  176
                                                                              ------                ------               ------
         Total deferred tax assets...............................             $8,396                $2,311               $1,914
                                                                              ------                ------               ------

Deferred tax liabilities:
     Depreciation................................................             $  532                $  560               $  583
     Accretion of discount.......................................                226                   176                  239
     Pension expense.............................................                322                   285                  246
     Unrealized gain on marketable equity securities.............                ---                 1,437                1,671
     Miscellaneous...............................................                ---                   ---                   23
                                                                              ------               -------               ------
         Total deferred tax liability............................              1,080                 2,458                2,762
                                                                              ------               -------               ------
         Net deferred asset (liability)..........................             $7,316               $  (147)              $ (848)
                                                                              ======               =======               ======


                                                                              --------------------------------------------------
                                                                                 1999                1998                1997
                                                                              --------------------------------------------------
                                                                                                 (in thousands)

Computed "expected" tax provision................................             $5,419               $4,615                $3,882
Effect of tax-exempt municipal bond and loan
     interest, net of interest expense disallowance..............             (1,571)              (1,230)                 (784)
Goodwill amortization............................................                 94                   92                    82
Nondeductible expense related to acquisition.....................                ---                   49                   252
Other, net.......................................................               (163)                  61                    59
Deferred compensation............................................                (98)                 (53)                  ---
                                                                              ------               ------                ------
Total provision for income taxes.................................             $3,681               $3,534                $3,491
                                                                              ======               ======                ======

11.   Stock Options, Preferred Stock, and Common Stock:
-------------------------------------------------------

     The Corporation has a Long Term Incentive Plan whereby awards in the form of Incentive Stock Options , Nonqualified Stock Options or Stock Appreciation Rights may be granted to certain Executive Officers and other key employees selected by a committee of the Board of Directors. The price at which common stock can be purchased pursuant to the exercise of options cannot be less than 100% in the case of Incentive Stock Options and 80% in the case of Nonqualified Stock Options, of the fair market value of the common stock on the date of the grant of the option. Options are exercisable starting one year from the date of grant to the extent of 20.0% to 33.3% a year on a cumulative basis and expire no later than ten years after the date of grant. Incentive stock options issued under the plan totalled 88,000, 119,926, and 86,070, in 1999, 1998, and 1997,
respectively.

     A summary of the status of the Bank's Plan as of December 31, 1999, 1998, and 1997 and changes during the years ending on those dates is presented below:


                                                                                                                    Weighted
                                                                                                                  Average Fair
                                               Shares        Shares          Weighted            Options        Value of Options
                                               Under        Available        Average           Exercisable       Granted During
                                               Option      For Option    Exercisable Price     at Year-end          The Year
                                               ------      ----------    -----------------     -----------          --------
Balance, December 31, 1996...............      404,481     1,168,946          $12.32            162,218

Options granted..........................       86,070       (86,070)         $19.91                                  $ 8.43
Options exercised........................      (92,059)          ---          $10.59
Options cancelled or expired.............       (1,923)        1,923          $14.92
                                               -------     ---------          ------            -------
Balance, December 31, 1997                     396,569     1,084,799          $13.99            151,129
Options granted..........................      119,926      (119,926)         $24.02                                  $ 5.05
Options exercised........................      (28,374)          ---          $10.82
Options cancelled or expired.............       (1,914)        1,914          $20.00
                                               -------     ---------          ------            -------
Balance, December 31, 1998                     486,207       966,787          $17.07            279,320
Options granted..........................       88,000       (88,000)         $22.50                                  $ 5.45
Options exercised........................      (37,185)          ---          $ 9.96
Options cancelled or expired.............          ---           ---
                                               -------     ---------          ------            -------
Balance, December 31, 1999                     537,022       878,787          $17.71            330,620
                                               =======     =========          ======            =======


     On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS
123). As permitted by SFAS 123, the Corporation has chosen to apply APB Opinion No.25, "Accounting for Stock issued to Employees" (APB 25) and related interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Corporation's Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of SFAS 123, the impact on the Corporation's net income and net income per share would have approximated $(195,000) and $(.03), respectively in 1999. The impact on net income and net income per share in 1998 would have been $(267,000) and $(.04), respectively. The impact on net income and net income per share in 1997 would have been $(96,000) and $(.01), respectively.


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively; dividend yield of 2.9%, 2.5%, and 1.0%; expected volatility of 23%, 23%, and 20%; risk free interest rates of 6.1%, 4.8%, and 6.1%; and expected lives of 5.5, 6, and 6 years.

12.   Related Parties:
----------------------

     Certain directors and their business affiliates (defined as the beneficial ownership of at least a 10 percent interest), executive officers and their families are indebted to Community Banks, N.A. and Peoples State Bank. At
December 31, 1999, 1998, and 1997, loans to these persons and their business affiliates amounted to $8,479,000, $6,548,000, and $6,367,000, respectively.

     In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations.



                                                                 ----------------------------------------
                                                                   1999            1998            1997
                                                                 ----------------------------------------
                                                                              (in thousands)

              Balance beginning of period..................       $6,548          $6,367          $4,012
              Additions....................................        5,255           2,003           4,884
              Amounts collected............................       (3,324)         (1,822)         (2,529)
              Amounts written off..........................          ---             ---             ---
                                                                  ------          ------          ------
              Balance end of period........................       $8,479          $6,548          $6,367
                                                                  ======          ======          ======


13.   Condensed Financial Information of Community Banks, Inc.  (Parent Only):
------------------------------------------------------------------------------
                                                                                ---------------------------
                                                                                    1999          1998
                                                                                ---------------------------
                                                                                      (in thousands)
Condensed Balance Sheets:
           Cash and investments........................................           $    50        $   150
           Investment in Community Banks, N.A. ........................            42,799         49,537
           Investment in Peoples State Bank............................            25,620         24,348
           Investment in nonbank subsidiaries..........................             2,064          4,209
           Other assets................................................               754          1,023
                                                                                  -------        -------
           Total assets................................................           $71,287        $79,267
                                                                                  =======        =======
           Other liabilities...........................................           $   206        $   391
           Stockholders' equity........................................            71,081         78,876
                                                                                  -------        -------
           Total liabilities and stockholders' equity..................           $71,287        $79,267
                                                                                  =======        =======


                                                                              -----------------------------------------------
                                                                                 1999              1998               1997
                                                                              -----------------------------------------------
                                                                                              (in thousands)
Condensed Statements of Income:
     Dividends from:
           Community Banks, N.A. ......................................           $ 5,415        $ 5,279            $ 3,010
           Peoples State Bank..........................................               ---            285                ---
           Nonbank subsidiaries........................................             1,854            ---                ---
     Other income (expense)............................................              (491)          (546)              (335)
                                                                                  -------        -------            -------
Income before equity in undistributed earnings of subsidiaries.........             6,778          5,018              2,675
                                                                                  -------        -------            -------
Equity in undistributed earnings of:
     Community Banks, N.A. ............................................             1,901          1,483              3,240
     Peoples State Bank................................................             4,685          3,118              1,342
     Nonbank subsidiaries..............................................            (1,561)           431                668
                                                                                  -------        -------            -------
                                                                                    5,025          5,032              5,250
                                                                                  -------        -------            -------
Net income.............................................................           $11,803        $10,050            $ 7,925
                                                                                  =======        =======            =======
Condensed Statements of Cash Flows:
Operating activities:
     Net income........................................................           $11,803        $10,050            $ 7,925
         Adjustments to reconcile net cash provided by
            operating activities:
         Undistributed earnings of:
              Community Banks, N.A. ...................................            (1,901)        (1,483)            (3,240)
              Peoples State Bank.......................................            (4,685)        (3,118)            (1,342)
              Nonbank subsidiaries.....................................             1,561           (431)              (668)
         Other, net....................................................                84           (266)            (1,615)
                                                                                  -------        -------            -------
              Net cash provided by operating activities................             6,862          4,752              1,060
Investing activities:
         Additional investment in Peoples State Bank...................            (1,000)           ---                ---
                                                                                  -------        -------            -------
              Net cash used in investment activities...................            (1,000)           ---                ---
                                                                                  -------        -------            -------

Financing Activities:
     Proceeds from issuance of common stock............................               266            330              2,776
     Purchase of Treasury Stock........................................            (1,885)          (966)              (695)
     Dividends paid....................................................            (4,343)        (4,103)            (3,143)
                                                                                  -------        -------            -------
              Net cash used by financing activities....................            (5,962)        (4,739)            (1,062)
                                                                                  -------        -------            -------
              Net change in cash and cash equivalents..................              (100)            13                 (2)
     Cash and cash equivalents at beginning of year....................               150            137                139
                                                                                  -------        -------            -------
     Cash and cash equivalents at end of year..........................           $    50        $   150            $   137
                                                                                  =======        =======            =======

14.  Regulatory Restrictions of Banking Subsidiaries:
-----------------------------------------------------

     CBNA and PSB are subject to legal limitations as to the amount of dividends that can be paid to its shareholder (the Corporation). The approval of certain banking regulatory authorities is required if the total of all dividends declared by the bank exceeds limits as defined by the regulatory authorities. CBNA and PSB could declare dividends in 1999 without regulatory approval of $11,187,000 plus an additional amount equal to the bank's retained net profits in 2000 up to the date of any dividend declaration.

     Included in cash and due from banks are balances required to be maintained by subsidiary banking companies on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totalled $440,000 and $265,000 at December 31, 1999 and 1998, respectively.



15.  Financial Instruments with Off-Balance Sheet Risk:
-------------------------------------------------------

     The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

     Financial instruments with off-balance sheet risk at December 31, 1999, are as follows:

                                                                              Contract or Notional Amount
                                                                              ---------------------------
                                                                                    (in thousands)
     Financial instruments whose contract amounts represent credit risk:
         Commitments to originate loans......................................           $78,102
         Unused lines of credit..............................................           $27,042
         Standby letters of credit...........................................           $ 7,185
         Unadvanced portions of construction loans...........................               ---

     Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Lines of credit are similar to commitments as they have fixed expiration dates and are driven by certain criteria contained within the loan agreement. Lines of credit normally do not extend beyond a period of one year. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the borrower.

     Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.


16.  Quarterly Results of Operations (Unaudited):
-------------------------------------------------

     The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:


                                                                               Three Months Ended
                                           -----------------------------------------------------------------------------------------
                                                              1999                                          1998

                                            Mar. 31    June 30    Sept. 30    Dec. 31      Mar. 31    June 30    Sept. 30    Dec. 31
                                           -----------------------------------------------------------------------------------------
                                                                    (dollars in thousands except per share data)

Interest income...........................  $15,479    $16,188    $16,764     $17,833      $13,456    $13,702    $14,542     $15,300
Interest expense..........................    7,523      7,839      8,116       8,735        6,235      6,330      6,917       7,405
                                            -------    -------    -------     -------      -------    -------    -------     -------
Net interest income.......................    7,956      8,349      8,648       9,098        7,221      7,372      7,625       7,895
Provision for loan losses.................      276        291        220         511          193        231        487         553
                                            -------    -------    -------     -------      -------    -------    -------     -------
Net interest income after provision for
     loan losses..........................    7,680      8,058      8,428       8,587        7,028      7,141      7,138       7,342
Other income..............................    1,029      1,229      1,336       1,216          845        913        971       1,022
Investment security gains  (losses).......      153        (29)         3         124          270         73        224           8
Gains on mortgage sales...................      276        138         94          99          142        142        131         219
Other expenses............................    5,592      5,542      5,885       5,918        4,932      4,885      5,020       5,188
                                            -------    -------    -------     -------      -------    -------    -------     -------
Income before income taxes................    3,546      3,854      3,976       4,108        3,353      3,384      3,444       3,403
Income taxes..............................      864        935        869       1,013          976        920        868         770
                                            -------    -------    -------     -------      -------    -------    -------     -------
Net income................................  $ 2,682    $ 2,919    $ 3,107     $ 3,095      $ 2,377    $ 2,464    $ 2,576     $ 2,633
                                            =======    =======    =======     =======      =======    =======    =======     =======

Basic earnings per share..................  $   .39    $   .43    $   .46     $   .45      $   .35    $   .36    $   .37     $   .38
Diluted earnings per share...............   $   .38    $   .42    $   .45     $   .45      $   .33    $   .36    $   .37     $   .37
Dividends per share.......................  $   .15    $   .16    $   .16     $   .16      $   .13    $   .15    $   .15     $   .15




Per share data has been restated to reflect stock dividends and splits.

17.  Fair Values of Financial Instruments:
------------------------------------------

     The following methodologies and assumptions were used by the Corporation to estimate its fair value disclosures:

Cash, interest-bearing time deposits, and federal funds sold:
     The carrying values for cash, interest-bearing time deposits, and federal funds sold equal those assets' fair values.

Investment securities:
     Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans:
     For variable-rate loans that reprice frequently with no significant change in credit risk, fair value equals carrying value. The fair values for fixed-rate residential mortgage loans, consumer loans, commercial, and commercial real estate loans are estimated by discounting the future cash flows using comparable current rates at which similar loans would be made to borrowers at similar credit risk. The carrying value of accrued interest adjusted for credit risk equals its fair value. The fair value of loans held for sale is based on quoted market prices for similar loans sold in securitization transactions.

Deposit liabilities:
     The fair values of demand and savings deposits equal their carrying values. Adjusting such fair value for any value from retaining those deposit relationships in the future is prohibited. That component, known as a deposit intangible, is not considered in the value disclosed nor is it recorded in the balance sheet. The carrying values for variable rate money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using rates currently offered for similar deposits.

Short-term borrowings:
     The fair values of short-term borrowings approximate their carrying values.

Long-term borrowings:
     The fair values of the  Corporation's  long-term  borrowings  are estimated
using  discounted  cash  flows  analyses,   based  on  rates  available  to  the
Corporation for similar types of borrowings.

Off-balance-sheet instruments:
     Fair values for the Corporation's unused commitments to originate loans and unused lines of credit are deemed to be the same as their carrying values.

     The following table summarizes the carrying values and fair values of financial instruments at December 31, 1999 and 1998:


                                                                                     December 31,
                                                                  ---------------------------------------------------
                                                                             1999                      1998
                                                                  ---------------------------------------------------
                                                                   Carrying      Fair         Carrying      Fair
                                                                    Value        Value         Value        Value
                                                                  ---------------------------------------------------
                                                                                    (in thousands)

              Financial assets:
              Cash, interest-bearing time deposits,
                  and federal funds sold....................      $ 32,933      $ 32,933    $ 28,502     $ 28,502
              Investment securities.........................       312,075       312,075     292,542      292,542
              Loans, net of unearned income.................       589,315       577,458     502,262      498,552
              Less:    Allowance for loan losses............        (7,456)          ---      (6,954)         ---
                                                                  --------      --------    --------     --------
                     Net loans..............................       581,859       577,458     495,308      498,552
              Loans held for sale...........................         4,004         4,004       3,319        3,319
                                                                  --------      --------    --------     --------
                 Total......................................      $930,871      $926,470    $819,671     $822,915
                                                                  ========      ========    ========     ========
              Financial liabilities:
              Deposits......................................      $693,436      $691,186    $595,905     $598,654
              Short-term borrowings.........................         3,338         3,338       7,910        7,910
              Long-term debt................................       197,000       193,769     161,000      160,822
                                                                  --------      --------    --------     --------
                 Total......................................      $893,774      $888,293    $764,815     $767,386
                                                                  ========      ========    ========     ========

18.  Completed Acquisition:
---------------------------

     On March 31, 1998 Community Banks, Inc. (Community) completed its merger of The Peoples State Bank (Peoples). Peoples had six banking offices located in York and Adams Counties, Pennsylvania. Community issued 1,325,330 shares of common stock for all of the outstanding common stock of Peoples. This transaction was accounted for as a pooling of interests and combined unaudited financial information is included in this report.

     A summary of unaudited pro forma combined financial information for Community and Peoples follows:

              ----------------------------------------------------------------------------------------------------------------------
              Year Ended December 31                                               1997                           1996
              ----------------------------------------------------------------------------------------------------------------------
                                                                               (dollars in thousands except per share data)



                                                                                          Community/                    Community/
                                                                           Community      Peoples        Community       Peoples
                                                                         As Reported      Combined      As Reported      Combined
                                                                         -----------      --------      -----------      --------

              Net interest income.............................             $19,381           $27,864      $17,906         $24,607
              Provision for loan losses and lease losses......                 717             1,317        1,042           1,567
              Other income....................................               3,375             4,229        2,754           3,171
              Other expenses..................................              13,443            19,360       12,017          16,534
                                                                           -------           -------      -------         -------
              Income before taxes.............................               8,596            11,416        7,601           9,677
              Taxes...........................................               2,626             3,491        1,969           2,693
                                                                           -------           -------      -------         -------
              Net income......................................             $ 5,970           $ 7,925      $ 5,632         $ 6,984
                                                                           =======           =======      =======         =======
              Basic earnings per share........................             $  1.26           $  1.16      $  1.19         $  1.02
              Diluted earnings per share......................             $  1.23           $  1.13      $  1.17         $  1.00
                                                                           =======           =======      =======         =======


              Per share data for all periods has been restated to reflect stock dividends and split.