Form 10-Q
period 2000-03-31
COMMUNITY BANKS INC /PA/
filed 2000-05-12
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                      For the Quarter Ended March 31, 2000

                                     No. 0-15786
                                (Commission File Number)

                                 COMMUNITY BANKS, INC.
                                 --------------------
                (Exact Name of Registrant as Specified in its Charter)


   PENNSYLVANIA                                             23-2251762
------------------                                     ---------------------
(State of Incorporation)                             (IRS Employer ID Number)

       150 Market Street, Millersburg, PA                      17061
----------------------------------------------               ---------
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

                                                  YES     X             NO
                                                  ------------


                  Number of shares outstanding as of March 31, 2000


CAPITAL STOCK-COMMON                                      7,094,000
--------------------                                 -------------------
  (Title of Class)                                   (Outstanding Shares)

                   COMMUNITY BANKS, INC. and SUBSIDIARIES

                                   INDEX 10-Q


PART I

Financial Information...................................................1

Consolidated Balance Sheets.............................................2

Consolidated Statements of Income.......................................3

Consolidated Statements of Changes in Stockholders' Equity..............4

Consolidated Statements of Cash Flows...................................5

Notes to Consolidated Financial Statements............................6-9

Management's Discussion and Analysis of Financial
   Condition and Results of Operation...............................10-14



PART II

Other Information and Signatures.......................................15

                         PART I - FINANCIAL INFORMATION

                    COMMUNITY BANKS, INC. and SUBSIDIARIES


The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries (CTY) for the three month periods ending March 31, 2000 and 1999.

In the opinion of management, the following Consolidated Balance Sheets and related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows reflect all adjustments (consisting of normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations for such periods.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands except per share data)



                                                                               March 31,                 December 31,
                                                                                2000                        1999
                                                                            ------------                 ----------
ASSETS

Cash and due from banks.....................................                $     29,050                   $ 29,094
Interest-bearing time deposits in other banks...............                         897                      1,789
Investment securities, available for sale
   (Market value)...........................................                     333,195                    312,075
Fed funds sold..............................................                       8,945                      2,050
Loans.......................................................                     610,344                    596,301
Less: Unearned income.......................................                     (6,181)                    (6,986)
      Allowance for loan losses.........................                         (7,586)                    (7,456)
                                                                              ----------                 ----------
      Net loans.........................................                         596,577                    581,859
Premises and equipment, net.................................                      15,965                     15,385
Goodwill....................................................                         364                        424
Other real estate owned.....................................                         480                        405
Loans held for sale.........................................                       3,804                      4,004
Accrued interest receivable and other assets................                      25,795                     24,739
                                                                              ----------                 ----------

  Total assets...........................................                     $1,015,072                   $971,824
                                                                          ==============             ==============
LIABILITIES

Deposits:
   Demand (non-interest bearing)............................               $      62,391                  $  55,330
   Savings..................................................                     282,567                    266,464
   Time.....................................................                     347,506                    329,221
   Time in denominations of $100,000 or more................                      46,006                     42,421
                                                                              ----------                 ----------
   Total deposits..........................................                      738,470                    693,436
Short-term borrowings.......................................                       4,530                      3,338
Long-term debt..............................................                     192,000                    197,000
Accrued interest payable and other liabilities..............                       7,171                      6,969
                                                                              ----------                 ----------

   Total liabilities........................................                     942,171                    900,743
                                                                              ----------                 ----------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000 shares
  authorized; no shares issued and outstanding.............                     ---                        ---
Common stock-$5.00 par value; 20,000,000
  shares authorized; 7,331,000 and 6,976,000
  shares issued in 2000 and 1999, respectively.............                       36,655                     34,878
Surplus.....................................................                      29,063                     24,259
Retained earnings...........................................                      22,045                     26,379
Accumulated other comprehensive income (loss)
  net of tax (benefit) of $(5,526) and $(5,841),
     respectively...........................................                    (10,263)                   (10,847)
Less: Treasury stock of 237,000 and 175,000
  shares at cost...........................................                      (4,599)                   ( 3,588)
                                                                             -----------                -----------
  Total stockholders' equity...............................                       72,901                     71,081
                                                                             -----------                -----------

Total liabilities and stockholders' equity................                    $1,015,072                   $971,824
                                                                             ===========                ===========

The accompanying notes are an integral part of the consolidated financial statements.

All periods reflect the combined data of Community Banks, Inc. and the Peoples State Bank.

                                   -2-

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands except per share data)

                                                                                                                Three Months Ended
                                                                                                                     March 31,
                                                                                                               2000         1999
Interest income:
Interest and fees on loans..............................................................                      $12,748      $10,934
Interest and dividends on investment securities:
   Taxable..............................................................................                        4,292        3,266
   Exempt from federal income tax.......................................................                        1,030        1,164
Fed funds interest......................................................................                          186           94
Other interest income...................................................................                           11           21
                                                                                                             --------     --------
     Total interest income..............................................................                       18,267       15,479
                                                                                                             --------     --------

Interest expense:
Interest on deposits:
   Savings..............................................................................                        1,439        1,325
   Time.................................................................................                        4,520        3,579
   Time in denominations of $100,000 or more............................................                          643          431
Interest on short-term borrowings and long-term debt....................................                        2,331        1,843
Fed funds purchased and repo interest...................................................                          311          345
                                                                                                             --------     --------
   Total interest expense...............................................................                        9,244        7,523
                                                                                                             --------     --------
   Net interest income..................................................................                        9,023        7,956
Provision for loan losses...............................................................                          316          276
                                                                                                             --------     --------
   Net interest income after provision for loan losses..................................                        8,707        7,680
                                                                                                             --------     --------
Other income:
   Trust department income..............................................................                          141           75
   Service charges on deposit accounts..................................................                          568          411
   Other service charges, commissions and fees..........................................                          409          214
   Investment security gains............................................................                          168          153
   Income on insurance premiums.........................................................                          166          222
   Gains on loan sales..................................................................                           65          276
   Other income.........................................................................                          202          107
                                                                                                             --------     --------
      Total other income................................................................                        1,719        1,458
                                                                                                             --------     --------
Other expenses:
   Salaries and employee benefits.......................................................                        3,424        2,925
   Net occupancy expense................................................................                        1,008          826
   Operating expense of insurance subsidiary............................................                           87          168
   Other operating expense..............................................................                        1,799        1,673
                                                                                                             --------     --------
      Total other expense...............................................................                        6,318        5,592
                                                                                                             --------     --------
      Income before income taxes........................................................                        4,108        3,546
Provision for income taxes..............................................................                        1,007          864
                                                                                                             --------     --------

      Net income........................................................................                    $   3,101     $  2,682
                                                                                                             ========     ========
Earnings per share:
   Basic................................................................................                    $     .44     $    .37
   Diluted..............................................................................                    $     .43     $    .36
Dividends paid per share................................................................                    $     .15     $    .14


Per share data has been adjusted to reflect stock dividends and splits. The accompanying notes are an integral part of the consolidated financial statements. All periods reflect the combined data of Community Banks, Inc. and the Peoples State Bank.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands except per share data)


                                                                               Three Month Periods Ended March 31

                                                                                     Accumulated
                                                                                        Other
                                           Common                  Retained         Comprehensive         Treasury      Total
                                           Stock       Surplus     Earnings             Income               Stock     Equity
                                          -------------------------------------------------------------------------------------

Balance, January 1, 1999................. $33,157      $17,989      $27,023             $2,789            $(2,082)    $78,876
   Comprehensive income:
      Net income.........................                             2,682                                             2,682
      Change in unrealized gain (loss)
       on securities, net of tax of $(543)
       and reclassification adjustment
       of $153.........................                                                 (1,009)                        (1,009)
                                                                                                                     ---------
   Total comprehensive income..........                                                                                 1,673
Cash dividends ($.14 per share)..........                            (1,043)                                           (1,043)
5% stock dividend (332,000 shares)          1,660        6,062       (7,722)
Purchases of treasury stock
   (20,000 shares).......................                                                                    (463)       (463)
Issuance of additional shares
   (8,000) shares........................      38           42          (51)                                   80         109
                                          -------      -------       -------            -------            -------    -------

Balance, March 31, 1999.................. $34,855      $24,093       $20,889            $1,780            $(2,465)    $79,152
                                          =======      =======       =======            ======            ========    =======
Balance, January 1, 2000................. $34,878      $24,259       $26,379          $(10,847)           $(3,588)    $71,081
   Comprehensive income:
     Net income..........................                              3,101                                            3,101
     Change in unrealized gain (loss)
     on securities, net of tax of $315
     and reclassification adjustment
     of $168 .........................                                                     584                            584
                                                                                                                      -------
   Total comprehensive income..........                                                                                 3,685
Cash dividends ($.15 per share)..........                             (1,083)                                          (1,083)
5% stock dividend (348,000 shares)          1,740        4,612        (6,352)
Purchases of treasury stock
   (51,000 shares).......................                                                                    (1,011)   (1,011)
Issuance of additional shares
   (7,000 shares)........................      37          192                                                            229
                                          -------      -------        -------          -------               -------  -------

Balance, March 31, 2000.................. $36,655      $29,063        $22,045         $(10,263)              $(4,599) $72,901
                                          =======      =======        =======         ========               =======  =======

Per share data for all periods has been restated to reflect stock dividends and splits. The accompanying notes are an integral part of the consolidated financial statements. All periods reflect the combined data of Community Banks, Inc. and the Peoples State Bank.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

                                                                                                 Three Months Ended

                                                                                                     March 31,
                                                                                            2000                       1999
                                                                                        -------------------------------------
Operating Activities:
   Net income.....................................................                       $ 3,101                    $ 2,682
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses....................................                           316                        276
     Provision for depreciation and amortization..................                           103                        388
     Amortization of goodwill.....................................                            60                         60
     Investment security gains....................................                          (168)                      (153)
     Loans originated for sale....................................                        (3,588)                   (12,191)
     Proceeds from sale of loans..................................                         3,853                     12,245
     Gains on mortgage sales......................................                           (65)                      (276)
     Change in other assets, net..................................                        (1,161)                       685
     Increase in accrued interest payable and other
      liabilities, net............................................                           202                        613
                                                                                         -------                    -------
     Net cash provided by operating activities....................                         2,653                      4,329
                                                                                         -------                    -------

Investing Activities:
   Net (increase) decrease in interest-bearing time
    deposits in other banks.......................................                           892                       (776)
   Proceeds from sales of investment securities...................                         5,243                      3,575
   Proceeds from maturities of investment securities..............                         2,134                      9,753
   Purchases of investment securities.............................                       (27,064)                   (37,979)
   Net increase in total loans....................................                       (15,319)                   (22,165)
   Purchases of premises and equipment............................                        (1,049)                      (470)
                                                                                         -------                     -------
      Net cash used by investing activities.......................                       (35,163)                   (48,062)
                                                                                         -------                     -------

Financing Activities:
   Net increase in total deposits.................................                        45,034                     45,444
   Net increase (decrease) in short-term borrowings...............                         1,192                      1,271
   Proceeds from issuance of long-term debt.......................                        10,000                       ---
   Repayment of long-term debt....................................                       (15,000)                      ---
   Cash dividends.................................................                        (1,083)                    (1,043)
   Purchases of treasury stock....................................                        (1,011)                      (463)
   Proceeds from issuance of common stock.........................                           229                        109
                                                                                         -------                    -------
      Net cash provided by financing activities...................                        39,361                     45,318
                                                                                         -------                    -------

     Increase in cash and cash equivalents........................                         6,851                      1,585

   Cash and cash equivalents at beginning of period...............                        31,144                     27,244
                                                                                        --------                   --------
   Cash an cash equivalents at end of period......................                       $37,995                    $28,829
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

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands)


1. Accounting Policies

The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month periods ended March 31, 2000 and 1999.

The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 10 and 11 of the 1999 Annual Report to shareholders.

2. Investment Securities

The amortized cost and estimated market values of investmen securities at March 31, 2000 and December 31, 1999 were as follows:


                                                                 March 31,
                                                                   2000
                                                                              Estimated
                                                    Amortized                   Fair
                                                      Cost                      Value
                                                    ---------                 ---------
U.S. Treasury securities and obligations of
  U.S. government corporations and
  agencies.......................................    $135,626                  $127,088
Mortgage-backed U.S. government agencies.........      70,671                    67,634
Obligations of states and political subdivisions.      85,131                    80,542
Corporate securities.............................      37,894                    38,099
Equity securities................................      19,662                    19,832
                                                    ---------                 ---------

Total............................................    $348,984                  $333,195

                                                     ========                 =========





                                                                December 31,
                                                                    1999



                                                                              Estimated
                                                    Amortized                   Fair
                                                      Cost                      Value
                                                    ---------                 ---------
U.S. Treasury securities and obligations of
  U.S. government corporations and
  agencies........................................   $132,661                  $123,919
Mortgage-backed U.S. government agencies..........     61,788                    58,961
Obligations of states and political subdivisions..     84,778                    78,853
Corporate securities..............................     31,739                    31,876
Equity securities.................................     17,797                    18,466
                                                    ---------                 ---------

Total.............................................   $328,763                  $312,075
                                                    =========                 =========


3. Allowance for loan losses
   -------------------------
   Changes in the allowance for loan losses are as follows:



                                             Three Months Ended       Year Ended         Three Months Ended
                                                  March 31,           December 31,            March 31,
                                                    2000                 1999                   1999
                                             ------------------       ------------       ------------------
Balance, January 1.................                 $7,456             $6,954                  $6,954
Provision for loan losses..........                    316              1,298                     276
Loan charge-offs...................                   (305)            (1,232)                   (223)
Recoveries.........................                    119                436                     104
                                                   --------           --------                --------
Balance, March 31, 2000, December 31,
1999, and March 31, 1999...........                 $7,586             $7,456                  $7,111
                                                   ========           ========                ========


                    NONPERFORMING LOANS (a) AND OTHER REAL ESTATE


                                                  March 31,           December 31,           March 31,
                                                    2000                  1999                  1999
                                                 ----------          --------------         ----------
Loans past due 90 days or more and still
 accruing interest:
   Commercial, financial and agricultural......        $29                   $ 146                ---
   Mortgages...................................        648                     147              $ 451
   Personal installment........................         69                      73                133
   Other.......................................        ---                      12                 14
                                                 ----------          --------------         ----------
                                                       746                     378                598
                                                 ----------          --------------         ----------

Loans renegotiated with borrowers..............        238                     254                250
                                                 ----------          --------------         ----------
Loans on which accrual of interest has been
discontinued:
   Commercial, financial and agricultural......        198                     435              1,031
   Mortgages...................................      3,049                   3,079              2,208
   Other.......................................        277                     222                227
                                                 ----------          --------------         ----------
                                                     3,524                   3,736              3,466


Other real estate..............................        480                     405                629
                                                 ----------          --------------         ----------
   Total.......................................     $4,988                  $4,773             $4,943
                                                 ==========          ==============         ==========


(a) The determination to discontinue the accrual of interest on nonperforming loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

Impaired Loans

At March 31, 2000 and December 31, 1999, the Corporation recorded no investment in impaired loans or related valuation allowance. For the three month periods ended March 31, 2000 and 1999, the average balance of impaired loans was negligible. In addition, the Corporation recognized no interest on impaired loans on the cash basis for the three month periods ended March 31, 2000 and 1999.

4. Statement of Cash Flows

Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $1,005,000 and $680,000 and $9,131,000 and $7,224,000 for income taxes and interest, respectively, for each of the three month periods ended March 31, 2000 and 1999.

Excluded from the consolidated statements of cash flows for the periods ended March 31, 2000 and 1999 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totaling $285,000 and $303,000, respectively. The company also recorded a decrease in deferred tax assets of $315,000 in 2000. A decrease in deferred tax liabilities of $235,000 was recognized in 1999. These variations related to the effects of changes in net unrealized gain (loss) on investment securities available for sale.

Earnings Per Share:

The following table sets forth the calculations of Basic and Diluted Earnings Per Share for the periods indicated:


                                                                  Three Months Ended March 31

                                                          2000                                   1999
                                                      ----------------------------------------------------------
                                                                         Per-Share                      Per-Share
                                                      Income     Shares    Amount    Income    Shares    Amount
                                                                 (In thousands except per share data)
Basic EPS:
Income available to common stockholders............   $3,101      7,126     $.44     $2,682     7,188     $.37
Effect of Dilutive Securities:.....................   ======               =====     ======              =====
Incentive stock options outstanding................                 109                           160
                                                                 ------                        ------
Diluted EPS:
Income available to common stockholders &
  assumed conversion...............................   $3,101      7,235     $.43     $2,682     7,348     $.36
                                                      ======               =====     ======              =====


Per share data has been adjusted to reflect stock dividends and splits.

All periods reflect the combined data of Community Banks, Inc. and the Peoples State Bank.

                    Community Banks, Inc. and Subsidiaries
     Management's Discussion of Financial Condition and Results of Operations

     Average Balances, Effective Interest Differential and Interest Yields

Income and Rates on a Tax Equivalent  Basis (b) for the Three Months Ended March
                             31, 2000, 1999, and 1998
                              (dollars in thousands)


                                               March 31                    March 31,                           March 31,
                                      ---------------------------------------------------------------------------------------------
                                                 2000                        1999                                 1998
                                      ---------------------------------------------------------------------------------------------
                                                           Average                        Average                        Average
                                                Interest   Rates               Interest   Rates               Interest   Rates
                                     Average    Income/    Earned/  Average    Income/    Earned/  Average    Income/    Earned/
                                     Balance(c) Expense(a) Paid (a) Balance(c) Expense(a) Paid (a) Balance(c) Expense(a) Paid (a)

Assets:
 Cash and due from banks........... $ 24,604                       $ 21,662                       $ 19,126
                                    --------                       --------                       --------
Earning Assets:
 Interest-bearing deposits
  In other banks...................    1,226      $ 11       3.6%     1,517      $ 21      5.61%     3.102       $ 28     3.66%
                                    --------                       --------                       --------
Investment securities:
 Taxable...........................  240,357     4,292       7.18   212,423     3,266      6.24    158,297      2,632     6.74
 Tax-exempt(b).....................   79,999     1,585       7.97    81,032     1,791      8.96     53,788      1,153     8.69
                                    --------                       --------                       --------
Total investment
 securities........................  320,356                        293,455                        212,085
                                    --------                       --------                       --------
Federal funds sold.................   12,685       186       5.90     8,307        94      4.59      8,637        124     5.82
                                    --------                       --------                       --------
Loans, net of unearned
 income (b)........................  595,999    12,815       8.65   519,267    10,975      8.57    446,793      9,961     9.04
                                    --------   -------      -----  --------   -------     -----   --------    -------    -----
 Total earning assets..............  930,266   $18,889       8.10   822,546   $16,147      7.96    670,617    $13,898     8.40
                                    --------   -------      -----  --------   -------     -----   --------    -------    -----
Allowance for loans losses.........   (7,514)                        (7,054)                        (6,336)
Premises, equipment, and
 other assets......................   42,524                         32,348                         28,333
                                    --------                       --------                       --------
 Total assets...................... $989,880                       $869,502                       $711,740
                                    ========                       ========                       ========
Liabilities:
Demand deposits....................   54,344                         47,605                         40,988
                                    --------                       --------                       --------
Interest-bearing liabilities:
 Savings deposits..................  244,782     1,439       2.36%  255,043     1,325      2.11%   230,881      1,350    2.37%
                                    --------                       --------                       --------
Time deposits:
 $100,000 or greater...............   50,269                         33,421                         32,059
 Other.............................  365,211                        279,600                        245,993
                                    --------                       --------                       --------
Total time deposits................  415,480     5,163       5.00   313,021     4,010      5.20    278,052      3,720    5.43
                                    --------                       --------                       --------
Total time and savings
 deposits..........................  660,262                        568,064                        508,933
Short-term borrowings..............    2,587        38       5.91     5,463        57      4.23      4,458         48    4.37
Long-term debt.....................  194,066     2,604       5.40   161,000     2,131      5.37     75,292      1,117    6.02
                                    --------   -------      -----  --------   -------     -----   --------    -------    -----
Total interest-bearing
 liabilities.......................  856,915   $ 9,244       4.34   734,527   $ 7,523      4.15    588,683    $ 6,235    4.30
                                    --------   -------      -----  --------   -------     -----   --------    -------    -----
Accrued interest, taxes and
 other liabilities.................    6,709                          8,002                          7,246
                                    --------                       --------                       --------
 Total liabilities.................  917,968                        790,134                        636,917
Stockholders' equity...............   71,912                         79,368                         74,823
                                    --------                       --------                       --------
Total liabilities and
 stockholders' equity.............. $989,880                       $869,502                       $711,740
                                    ========                       ========                       ========
Interest income to earning
 assets............................                          8.17                          7.96                          8.40
Interest expense to earning
 assets............................                          4.00                          3.71                          3.77
                                                            -----                         -----                         -----
   Effective interest
     differential..................            $ 9,645       4.17%            $ 8,624      4.25%              $ 7,663    4.63%
                                               =======      ======            =======     ======              =======   ======

(a) Amortization of net deferred fees included in interest income and rate calculations. (b) Interest income on all tax-exempt securities and loans have been adjusted to tax equivalent basis utilizing a Federal tax rate of 35% in 2000 and 1999, and 34% in 1998. (c)Averages are a combination of monthly and daily averages.

Results of Operations

The most significant component of operating revenue is net interest income. Net interest income is the interest income generated by earning assets reduced by the interest expense applicable to interest-bearing liabilities. Appropriate management of this relationship in varying interest rate and economic environments is critical to the Corporation.

Net interest income after provision for loan losses for the first three months of 2000 was $1,027,000 or 13.4% greater than 1999. Total interest income for the first three months increased $2,788,000 or 18.0% while total interest expense increased $1,721,000 or 22.9% over the comparable period of 1999. The amount of net interest income and total interest income are dependent on many factors including the volume of earning assets and interest-bearing liabilities, the level of and changes in interest rates and levels of non-performing assets. The cost of interest-bearing liabilities changes with the amount of funds necessary to support earning assets, the rates paid to attract and maintain deposits, rates paid on borrowed funds and the level of non-interest bearing demand deposits and equity capital. The increases in net interest income and total interest income were impacted by an increase in average earning assets of approximately $107,720,000 or 13.1% while average interest-bearing liabilities increased $122,388,000 or 16.7% for the first three months of 2000 over the comparable period of 1999. Impacting the increase in average earning assets in 2000 was an increase in average taxable investment securities of $27,934,000 or 13.2%. Also affecting earning assets were increases in average loan balances of $76,732,000 or 14.8%. Affecting the increase in average interest-bearing liabilities were decreases in average savings deposits of $10,261,000 or 4.0%, increases in average time deposits of $102,459,000 or 32.7%, and increases in average long-term debt of $33,066,000 or 20.5%. The average yields realized on earning assets for the first three months approximated 8.2% and 8.0% in 2000 and 1999, respectively. The average costs on interest-bearing liabilities approximated 4.3% and 4.2% in 2000 and 1999, respectively. Net interest margins, on a tax equivalent basis for the first three months approximated 4.2% and 4.3% in 2000 and 1999, respectively. The provision for loan losses charged to income increased $40,000 or 14.5% in 2000. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $4,988,000 and $4,943,000, respectively, as of March 31, 2000 and 1999. The balance of the allowance for loan losses increased from $7,111,000 at March 31, 1999 to $7,586,000 at March 31, 2000.

Total other income for the first three months of 2000 was $261,000 or 17.9% more than total other income for the first three months of 1999. Affecting this change were increases in trust department income of $66,000 or 88.0% and increases in service charges on deposit accounts and other service charges, commissions, and fees of $352,000 or 56.3%. These changes reflect management's continuing emphasis on sources of non-interest income. Investment security gains increased $15,000 or 9.8% in 2000 while gains on mortgage sales decreased $211,000 or 76.4%. Insurance premium income decreased $56,000 or 25.2% while all other income increased $95,000 or 88.8%. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been lower in 2000 than 1999. Loans held for sale as of March 31, 2000 totaled $3,804,000. The market value of these loans approximated book value at that time. The increase in other income was affected by tax refunds.

Total other expenses for the first three months of 2000 increased $726,000 or 13.0%. Contributing factors were increases of $499,000 or 17.1% in salaries and employee benefits, $182,000 or 22.0% in net occupancy expense, and $126,000 or 7.5% in other operating expense. These increases were affected by the opening of new banking offices and the employment of additional lending and trust personnel.

The provision for income taxes increased $143,000 or 16.6% for the three months of 2000 in comparison to the first three months of 1999. Affecting this change was a decrease in the amount of tax-free income recognized in 2000. The effective tax rates approximated 24.5% and 24.4% for the respective periods.

The previously described factors contributed to a net increase of $419,000 or 15.6% in net income for the three month period ended March 31, 2000.

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

                                                                                               Increase (Decrease)
                                                                            Balance             Since
                                                                        March 31, 2000         December 31, 1999
                                                                       ----------------       ---------------------
                                                                                (dollars in thousands)

                                                                                               Amount            %
                                                                                               ------           ---
Funding Sources:

Deposits and borrowed funds:

Non-interest bearing............................................             $ 62,391         $ 7,061          12.8%
Interest-bearing................................................              676,079          37,973           6.0
                                                                            ---------        --------          -----
  Total deposits................................................              738,470          45,034           6.5

Borrowed funds..................................................              196,530          (3,808)         (1.9)
Other liabilities...............................................                7,171             202           2.9
Shareholders' equity............................................               72,901           1,820           2.6
                                                                            ---------        --------          -----
Total sources...................................................           $1,015,072         $43,248           4.5%
                                                                            =========        ========          =====
Funding uses:

Interest earning assets:

Short-term investments..........................................              $ 9,842          $6,003         156.4%
Investment securities...........................................              333,195          21,120           6.8
Loans, net of unearned income...................................              607,967          14,648           2.5
                                                                            ---------        --------          -----

 Total interest earning assets..................................              951,004          41,771           4.6

Cash and due from banks.........................................               29,050             (44)         (0.2)
Other assets....................................................               35,018           1,521           4.5

 Total uses.....................................................           $1,015,072         $43,248           4.5%
                                                                            =========        ========          =====

As of March 31, 2000 cash and due from banks was $44,000 or .2% less than it was at December 31, 1999. Interest-bearing time deposits in other banks and investment securities increased $20,228,000 or 6.4% while fed funds sold increased $6,895,000. The approximate market value of debt securities was $15,959,000 less than amortized cost at March 31, 2000. The approximate market value of debt securities was $17,357,000 less than amortized cost at December 31, 1999. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At March 31, 2000 and December 31, 1999, management classified investment securities with amortized costs and market values of $348,984,000 and $333,195,000 and $328,763,000 and $312,075,000,
respectively, as available for sale. Net loans increased $14,718,000 or 2.5% from December 31, 1999 to March 31, 2000. Affecting this change were increases in real estate loans of $8,754,000 or 2.3%, consumer loans of $2,920,000 or 2.8%, and commercial loans of $2,456,000 or 2.4%. The allowance for loan losses approximated 1.26% and 1.27% of net loans at March 31, 2000 and December 31, 1999, respectively. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at March 31, 2000 and December 31, 1999 these loans totaled $3,804,000 and $4,004,000, respectively. Affecting the increase of $1,056,000 in accrued interest receivable and other assets were increases in bank owned life insurance of $2,459,000 and deferred tax assets associated with unrealized securities losses of $315,000. These factors contributed to an increase of $43,248,000 or 4.5% in total assets from December 31, 1999 to March 31, 2000.

Total deposits increased $45,034,000 or 6.5% from December 31, 1999 to March 31, 2000. Contributing to this increase were increases of $7,061,000 or 12.8% in demand deposits, $16,103,000 or 6.0% in savings deposits and $21,870,000 or 5.9% in total time deposits. New certificate of deposit products affected the significant increase in time deposits.

At March 31, 2000 long-term debt totaling $192,000,000 included borrowings from the Federal Home Loan Bank of Pittsburgh of $182,000,000 and repurchase agreements totaling $10,000,000 at a weighted average interest rate of 5.39%.

Based on a one year interval, the relationship of rate sensitive assets to rate sensitive liabilities approximated 92% as of March 31, 2000.

As of March 31, 2000 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 12% of risk-weighted assets.

Liquidity

Liquidity is the ratio of net liquid assets to net liabilities. The primary functions of asset/liability management are the assurance of adequate liquidity and maintenance of an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management refers to the ability to meet the cash flow requirements of depositors and borrowers.

A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at March 31, 2000.

Forward Outlook

Management is unaware of any regulatory recommendations which, if implemented, would have a material effect of the liquidity, capital resources, or operations of Community Banks, Inc. Adequate loan demand is anticipated for the remainder of 2000 and management will continue to carefully evaluate this demand based on the creditworthiness of the borrower and relative strength of the economy in the Corporation's market.

The Corporation is anticipating the maintenance of a favorable net interest margin throughout the remainder of 2000.

Other Events

On March 31, 1998, Community Banks Inc. (Community) completed its merger of The Peoples State Bank (Peoples). Peoples had six banking offices located in York and Adams Counties, Pennsylvania. Community issued 1,325,330 shares of common stock for all the outstanding common stock of Peoples. The transaction was accounted for as a pooling of interests and combined unaudited financial information is included in this report.

               COMMUNITY BANKS, INC. and SUBSIDIARIES
               PART II - OTHER INFORMATION AND SIGNATURES

Item 6. Exhibits and Reports on Form 8-K/A1
        -----------------------------------

       (a) Exhibits - none

       (b) Registrant was not required to file any reports on Form 8-K during the quarter ending March 31, 2000.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COMMUNITY BANKS, INC.
                            (Registrant)



Date       May 10, 2000                      /S/ Eddie L. Dunklebarger
     --------------------------              -------------------------
                                               Eddie L. Dunklebarger
                                                     President
                                             (Chief Executive Officer)







Date       May 10, 2000                      /S/ Terry L. Burrows
     ---------------------------             ------------------------
                                                 Terry L. Burrows
                                             Executive Vice-President
                                             (Chief Financial Officer)