Form 10-Q
period 2000-06-30
COMMUNITY BANKS INC /PA/
filed 2000-08-10
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                    OF 1934


                       For the Quarter Ended June 30, 2000

                                   No. 0-15786
                            (Commission File Number)

                              COMMUNITY BANKS, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


     PENNSYLVANIA                                             23-2251762
----------------------                                 ------------------------

(State of Incorporation)                               (IRS Employer ID Number)

       150 Market Street, Millersburg, PA                        17061
----------------------------------------------                 ---------
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

                                                      YES___X___   NO______


                Number of shares outstanding as of June 30, 2000


CAPITAL STOCK-COMMON                                          7,069,653
--------------------                                    --------------------
  (Title of Class)                                      (Outstanding Shares)

                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                                   INDEX 10-Q


PART I

Financial Information.........................................................1

Consolidated Balance Sheets...................................................2

Consolidated Statements of Income.............................................3

Consolidated Statements of Changes in Stockholders' Equity....................4

Consolidated Statements of Cash Flows.........................................5

Notes to Consolidated Financial Statements..................................6-9

Management's Discussion and Analysis of Financial
   Condition and Results of Operation.....................................10-14



PART II

Other Information and Signatures.............................................15

                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries (CTY) for the three month and six month periods ending June 30, 2000 and 1999.

In the opinion of management, the following Consolidated Balance Sheets and related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows reflect all adjustments (consisting of normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations for such periods.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands except per share data)


                                                          June 30,                     December 31,
                                                            2000                           1999
                                                        ------------                   ------------

ASSETS

Cash and due from banks                                $   30,356                      $  29,094
Interest-bearing time deposits in other banks               1,014                          1,789
Investment securities, available for sale
     (Market value)                                       345,629                        312,075
Fed funds sold                                                ---                          2,050
Loans                                                     658,881                        596,301
Less: Unearned income                                      (5,247)                        (6,986)
      Allowance for loan losses                            (7,936)                        (7,456)
                                                       -----------                    -----------
      Net loans                                           645,698                        581,859
Premises and equipment, net                                16,865                         15,385
Goodwill                                                      304                            424
Other real estate owned                                       544                            405
Loans held for sale                                         2,682                          4,004
Accrued interest receivable and other assets               32,953                         24,739
                                                       -----------                    -----------
Total assets                                           $1,076,045                      $ 971,824
                                                       ===========                    ===========

LIABILITIES

Deposits:
     Demand (non-interest bearing)                     $   69,169                      $  55,330
     Savings                                              279,017                        266,464
     Time                                                 364,826                        329,221
     Time in denominations of $100,000 or more             49,784                         42,421
                                                       -----------                    -----------
     Total deposits                                       762,796                        693,436
Short-term borrowings                                      13,616                          3,338
Long-term debt                                            218,000                        197,000
Accrued interest payable and other liabilities              7,542                          6,969
                                                       -----------                    -----------
     Total liabilities                                  1,001,954                        900,743
                                                       -----------                    -----------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000 shares
     authorized; no shares issued and outstanding          ---                            ---
Common stock-$5.00 par value; 20,000,000
     shares authorized; 7,335,000 and 6,976,000
     shares issued in 2000 and 1999, respectively          36,673                         34,878
Surplus                                                    29,090                         24,259
Retained earnings                                          24,065                         26,379
Accumulated other comprehensive income (loss)
     net of tax (benefit) of $(5,717) and $(5,841),
     respectively                                         (10,618)                       (10,847)
Less: Treasury stock of 265,000 and 175,000
     shares at cost                                        (5,119)                        (3,588)
                                                       -----------                    -----------
     Total stockholders' equity                            74,091                         71,081
                                                       -----------                    -----------
     Total liabilities and stockholders' equity        $1,076,045                     $  971,824
                                                       ===========                    ===========

The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands except per share data)

                                                    Three Months Ended                       Six Months Ended
                                                        June 30,                                  June 30,
                                                   --------------------                    --------------------
                                                     2000         1999                       2000         1999
                                                   --------------------                    --------------------
Interest income:
Interest and fees on loans                         $13,730      $11,156                    $26,478      $22,090
Interest and dividends on investment securities:
     Taxable                                         4,497        3,702                      8,789        6,968
     Exempt from federal income tax                  1,035        1,263                      2,065        2,427
Fed funds interest                                      64           56                        250          150
Other interest income                                   19           11                         30           32
                                                   -------      -------                    -------      -------
     Total interest income                          19,345       16,188                     37,612       31,667
                                                   -------      -------                    -------      -------

Interest expense:
Interest on deposits:
     Savings                                         1,468        1,339                      2,907        2,664
     Time                                            4,819        3,800                      9,339        7,379
     Time in denominations of $100,000 or more         683          488                      1,326          919
Interest on short-term borrowings and long-term debt 2,694        1,865                      5,025        3,708
Fed funds purchased and repo interest                  258          347                        569          692
                                                   -------      -------                    -------      -------
     Total interest expense                          9,922        7,839                     19,166       15,362
                                                   -------      -------                    -------      -------
     Net interest income                             9,423        8,349                     18,446       16,305
Provision for loan losses                              500          291                        816          567
                                                   -------      -------                    -------      -------
Net interest income after provision for loan losses  8,923        8,058                     17,630       15,738
Other income:
     Trust department income                           159          112                        300          187
     Service charges on deposit accounts               642          484                      1,210          895
     Other service charges, commissions and fees       352          246                        761          460
     Investment security gains (losses)                 50          (29)                       218          124
     Income on insurance premiums                      377          180                        543          402
     Gains on loan sales                                93          138                        158          414
     Other income                                      132          207                        334          314
                                                   -------      -------                    -------      -------
          Total other income                         1,805        1,338                      3,524        2,796
Other expenses:
     Salaries and employee benefits                  3,382        3,013                      6,806        5,938
     Net occupancy expense                             954          808                      1,962        1,634
     Operating expense of insurance subsidiary         171          103                        258          271
     Other operating expense                         1,958        1,618                      3,757        3,291
                                                  --------     --------                   --------     --------
          Total other expense                        6,465        5,542                     12,783       11,134
                                                  --------     --------                   --------     --------
          Income before income taxes                 4,263        3,854                      8,371        7,400
Provision for income taxes                           1,091          935                      2,098        1,799
                                                  --------     --------                   --------     --------
          Net income                               $ 3,172      $ 2,919                    $ 6,273      $ 5,601
                                                  ========     ========                   ========     ========
     Basic                                         $   .45      $   .41                    $   .88      $   .78
     Diluted                                       $   .44      $   .40                    $   .87      $   .76
Dividends paid per share                           $   .16      $   .15                    $   .31      $   .30


Per share data has been adjusted to reflect stock dividends and splits. The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands except per share data)

                                                            Six Month Periods Ended June 30

                                                                 Accumulated
                                                                   Other
                                         Common                   Retained      Comprehensive    Treasury        Total
                                          Stock      Surplus      Earnings         Income          Stock        Equity
                                         -------------------------------------------------------------------------------

Balance, January 1, 1999                $33,157      $17,989      $27,023         $2,789         $(2,082)      $78,876
 Comprehensive income:
  Net income                                                        5,601                                        5,601
  Change in unrealized gain (loss)
  on securities, net of tax of $(3,907)
  and reclassification adjustment
  of $124                                                                         (7,255)                      (7,255)
                                                                                                              -------
 Total comprehensive income                                                                                    (1,654)
Cash dividends ($.30 per share)                                    (2,163)                                     (2,163)
5% stock dividend (332,000 shares)        1,660        6,062       (7,722)
Net increase in treasury stock
 (47,000 shares)                                                                                  (1,139)      (1,139)
Issuance of additional shares
 (13,000 shares)                             61           21         (382)                           379          268
                                        -------      -------      -------        -------         -------      -------
Balance, June 30, 1999                  $34,878      $24,261      $22,357        $(4,466)        $(2,842)     $74,188
                                        =======      =======      =======        =======         =======      =======
Balance, January 1, 2000                $34,878      $24,259      $26,379       $(10,847)        $(3,588)     $71,081
 Comprehensive income:
  Net income                                                        6,273                                       6,273
  Change in unrealized gain (loss)
  on securities, net of tax of $123
  and reclassification adjustment
  of $218                                                                            229                          229
                                                                                                              -------
 Total comprehensive income                                                                                     6,502
Cash dividends ($.31 per share)                                    (2,235)                                     (2,235)
5% stock dividend (348,000 shares)        1,740        4,612       (6,352)
Net increase in treasury stock
 (90,000 shares)                                                                                  (1,531)      (1,531)
Issuance of additional shares
 (11,000 shares)                             55          219                                                      274
                                        -------      -------      -------        -------         -------      -------
Balance, June 30, 2000                  $36,673      $29,090      $24,065       $(10,618)        $(5,119)     $74,091
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

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                 ---------------------------------------
                                                      2000                      1999
                                                 ---------------------------------------
Operating Activities:
 Net income                                        $ 6,273                    $ 5,601
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                            816                        567
  Provision for depreciation and amortization        1,730                        811
  Amortization of goodwill                             120                        120
  Investment security gains                           (218)                      (124)
  Loans originated for sale                        (10,454)                   (24,572)
  Proceeds from sale of loans                       11,934                     24,015
  Gains on mortgage sales                             (158)                      (414)
  Change in other assets, net                       (8,021)                    (3,638)
  Increase in accrued interest payable and other
   liabilities, net                                    573                      1,164
                                                   -------                    -------
  Net cash provided by operating activities          2,595                      3,530
                                                   -------                    -------

Investing Activities:
 Net (increase) decrease in interest-bearing time
  deposits in other banks                              775                     (1,461)
 Proceeds from sales of investment securities        5,520                     25,782
 Proceeds from maturities of investment securities   3,319                     20,565
 Purchases of investment securities                (42,663)                   (81,842)
 Net increase in total loans                       (65,111)                   (37,731)
 Purchases of premises and equipment                (2,369)                      (873)
                                                   -------                    -------
   Net cash used by investing activities          (100,529)                   (75,560)
                                                   -------                    -------

Financing Activities:
 Net increase in total deposits                     69,360                     67,036
 Net increase (decrease) in short-term borrowings   10,278                      3,076
 Proceeds from issuance of long-term debt          115,000                       ---
 Repayment of long-term debt                       (94,000)                      ---
 Cash dividends                                     (2,235)                    (2,163)
 Purchases of treasury stock                        (1,531)                    (1,139)
 Proceeds from issuance of common stock                274                        268
                                                   -------                    -------
  Net cash provided by financing activities         97,146                     67,078
                                                   -------                    -------

 Increase in cash and cash equivalents                (788)                    (4,952)

Cash and cash equivalents at beginning of period    31,144                     27,244
                                                   -------                    -------
Cash and cash equivalents at end of period         $30,356                    $22,292
                                                   =======                    =======

The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands)


1. Accounting Policies

     The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and six month periods ended June 30, 2000 and 1999.

The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 10 and 11 of the 1999 Annual Report to shareholders.

2. Investment Securities
   ---------------------
The amortized cost and estimated market values of investment securities at June 30, 2000 and December 31, 1999 were as follows:

                                                                     June 30,
                                                                       2000
                                                                  --------------
                                                                                      Estimated
                                                       Amortized                         Fair
                                                         Cost                           Value
                                                       ---------                      ---------
U.S. Treasury securities and obligations of
 U.S. government corporations and
 agencies                                               $137,854                       $128,350
Mortgage-backed U.S. government agencies                  68,537                         65,694
Obligations of states and political subdivisions          94,678                         90,823
Corporate securities                                      39,730                         39,477
Equity securities                                         21,165                         21,285
                                                       ---------                      ---------
  Total                                                 $361,964                       $345,629
                                                       =========                      =========



                                                                    December 31,
                                                                       1999
                                                                  ---------------
                                                                                      Estimated
                                                       Amortized                         Fair
                                                         Cost                           Value
                                                       ---------                      ---------
U.S. Treasury securities and obligations of
 U.S. government corporations and
 agencies                                               $132,661                       $123,919
Mortgage-backed U.S. government agencies                  61,788                         58,961
Obligations of states and political subdivisions          84,778                         78,853
Corporate securities                                      31,739                         31,876
Equity securities                                         17,797                         18,466
                                                       ---------                      ---------
   Total                                                $328,763                       $312,075
                                                       =========                      =========


3. Allowance for loan losses
   -------------------------
Changes in the allowance for loan losses are as follows:


                                                  Six Months Ended          Year Ended            Six Months Ended
                                                      June 30,              December 31,              June 30,
                                                        2000                   1999                     1999
                                                  -----------------      -----------------       -------------------

Balance, January 1                                     $7,456                 $6,954                  $6,954
Provision for loan losses                                 816                  1,298                     567
Loan charge-offs                                         (538)                (1,232)                   (410)
Recoveries                                                202                    436                     196
                                                       ------                 ------                  ------
Balance, June 30, 2000, December 31,
1999, and June 30, 1999                                $7,936                 $7,456                  $7,307
                                                       ======                 ======                  ======


                 NONPERFORMING LOANS (a) AND OTHER REAL ESTATE



                                                       June 30,             December 31,              June 30,
                                                         2000                  1999                     1999
                                                      ----------          ----------------            --------
Loans past due 90 days or more and still
accruing interest:
  Commercial, financial and agricultural                $ 734                 $ 146                   $  99
  Mortgages                                               381                   147                     774
  Personal installment                                     64                    73                     142
  Other                                                   ---                    12                      15
                                                       ------                ------                  ------
                                                        1,179                   378                   1,030
                                                       ======                ======                  ======

Loans renegotiated with borrowers                         236                   254                     251
                                                       ------                ------                  ------
Loans on which accrual of interest has been
discontinued:
  Commercial, financial and agricultural                1,482                   435                   1,016
  Mortgages                                             3,444                 3,079                   2,260
  Other                                                   385                   222                     245
                                                       ------                ------                  ------
                                                        5,311                 3,736                   3,521
                                                       ------                ------                  ------

Other real estate                                         544                   405                     340
                                                       ------                ------                  ------
  Total                                                $7,270                $4,773                  $5,142
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

Impaired Loans

     At June 30, 2000 and December 31, 1999, the Corporation identified no impaired loans. For the six month periods ended June 30, 2000 and 1999, the average balance of impaired loans was negligible. In addition, the Corporation recognized no interest on impaired loans on the cash basis for the six month periods ended June 30, 2000 and 1999.

4. Statement of Cash Flows

     Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $2,215,000 and $1,825,000 and $18,830,000 and $15,655,000 for income taxes and interest, respectively, for each of the six month periods ended June 30, 2000 and 1999.

     Excluded from the consolidated statements of cash flows for the periods ended June 30, 2000 and 1999 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totaling $456,000 and $357,000, respectively. The company also recorded a decrease in deferred tax assets of $124,000 in 2000. An increase in deferred tax assets of $2,405,000 and a decrease in deferred tax liabilities of $1,437,000 were recognized in 1999. These variations related to the effects of changes in net unrealized gain (loss) on investment securities available for sale.

5. Earnings Per Share:
-------------------

     The following table sets forth the calculations of Basic and Diluted Earnings Per Share for the periods indicated:

                                                                          Three Months Ended June 30,

                                               ----------------------------------------------------------------------------------
                                                           2000                                                   1999
                                               ----------------------------------------------------------------------------------

                                                                                       Per-Share                  Per-Share
                                                Income       Shares     Amount          Income        Shares        Amount

                                               ----------------------------------------------------------------------------------
                                                                         (In thousands except per share data)
Basic EPS:
Income available to common stockholders         $3,172        7,083       $.45          $2,919         7,183         $.41
Effect of Dilutive Securities:                  ======                    ====          ======                       ====
Incentive stock options outstanding                             103                                      133
                                                              -----                                    -----
Diluted EPS:
Income available to common stockholders &
assumed conversion                              $3,172        7,186       $.44          $2,919         7,316         $.40
                                                ======                    ====          ======                       ====

                                                                           Six Months Ended June 30,
                                               ----------------------------------------------------------------------------------
                                                           2000                                                   1999
                                               ----------------------------------------------------------------------------------


                                                                                       Per-Share                  Per-Share
                                                Income       Shares     Amount          Income        Shares        Amount

                                                                         (In thousands except per share data)
Basic EPS:
Income available to common stockholders         $6,273        7,105       $.88          $5,601         7,186         $.78
Effect of Dilutive Securities:                  ======                    ====          ======                       ====
Incentive stock options outstanding                             108                                      139
                                                              -----                                    -----
Diluted EPS:
Income available to common stockholders &
 assumed conversion                             $6,273        7,213       $.87          $5,601         7,325         $.76
                                                ======                    ====          ======                       ====


Per share data has been adjusted to reflect stock dividends and splits.

                     Community Banks, Inc. and Subsidiaries
    Management's Discussion of Financial Condition and Results of Operations

      Average Balances, Effective Interest Differential and Interest Yields

          Income and Rates on a Tax Equivalent Basis (b) for the Three
                   Months Ended June 30, 2000, 1999, and 1998
                             (dollars in thousands)


                                                      June 30,                       June 30,                       June 30,
                                        -------------------------------------------------------------------------------------------
                                                       2000                           1999                           1998
                                        -------------------------------------------------------------------------------------------
                                                              Average                         Average                       Average
                                                  Interest     Rates               Interest    Rates             Interest    Rates
                                        Average    Income/    Earned/   Average     Income/   Earned/   Average   Income/   Earned/
                                        Balance(c)Expense(a)  Paid (a) Balance(c) Expense(a) Paid (a) Balance(c) Expense(a) paid(a)
Assets:
Cash and due from banks                 $ 25,714                       $ 21,901                        $19,932
                                        --------                       --------                        -------
Earning Assets:
 Interest-bearing deposits
 in other banks                            1,313   $    19     5.82%      1,157    $   11      3.81%     1,485   $    23     6.21%
                                        --------                       --------                       --------
 Investment securities:
  Taxable                                251,206     4,497     7.20     224,663     3,702      6.61    156,734     2,554     6.54
  Tax-exempt (b)                          84,966     1,592     7.54      96,096     1,943      8.11     66,460     1,348     8.14
                                        --------                       --------                       --------
 Total investment
 securities                               336,172                       320,759                        223,194
                                         --------                      --------                       --------
 Federal funds sold                         4,182       64     6.16       4,622        56      4.86      9,756       117     4.81
                                         --------                      --------                       --------
 Loans, net of unearned
 income (b)                               627,320   13,796     8.85     534,582    11,327      8.50    455,323    10,166     8.96
                                         --------  -------     ----    --------   -------      ----   --------   -------     ----
 Total earning assets                     968,987  $19,968     8.29     861,120   $17,039      7.94    689,758   $14,208     8.26
                                         --------  -------     ----    --------   -------      ----   --------   -------     ----
 Allowance for loans losses                (7,749)                       (7,209)                        (6,420)
 Premises, equipment, and
  other assets                             45,619                        33,574                         28,106
                                         --------                      --------                       --------
  Total assets                         $1,032,571                      $909,386                       $731,376
                                        =========                      ========                       ========
Liabilities:
Demand deposits                            59,320                        52,633                         43,812
Interest-bearing liabilities:
 Savings deposits                         277,450    1,468     2.13%    275,360     1,339      1.95%   240,335     1,354     2.26%
                                         --------                      --------                       --------
 Time deposits:
  $100,000 or greater                      49,450                        36,386                         29,259
  Other                                   353,841                       292,648                        244,924
                                         --------                      --------                       --------
 Total time deposits                      403,291    5,502     5.49     329,034     4,288      5.23    274,183     3,684     5.39
 Total time and savings
 deposits                                 680,741                       604,394                        514,518
 Short-term borrowings                      8,488      117     5.54       5,271        56      4.26      6,538        80     4.91
 Long-term debt                           202,862    2,835     5.62     160,305     2,156      5.39     82,480     1,212     5.89
                                         --------  -------     ----    --------   -------      ----   --------   -------     ----
  Total interest-bearing
  liabilities                             892,091  $ 9,922     4.47     769,970    $7,839      4.08    603,536    $6,330     4.21
                                         --------  -------     ----    --------   -------      ----   --------   -------     ----
 Accrued interest, taxes and
  other liabilities                         7,143                         8,603                          7,739
                                         --------                      --------                       --------
  Total liabilities                       958,554                       831,206                        655,087
 Stockholders' equity                      74,017                        78,180                         76,289
                                         --------                      --------                       --------
  Total liabilities and
  stockholders' equity                 $1,032,571                      $909,386                       $731,376
                                        =========                      ========                       ========
Interest income to earning
  assets                                                        8.29                           7.94                          8.26
Interest expense to earning
  assets                                                        4.12                           3.65                          3.68
                                                                ----                           ----                          ----

    Effective interest
     differential                                  $10,046      4.17%              $9,200      4.29%              $7,878     4.58%
                                                   =======      ====               ======      ====               ======     ====

(a) Amortization of net deferred fees included in interest income and rate calculations. (b) Interest income on all tax-exempt securities and loans have been adjusted to tax equivalent basis utilizing a Federal tax rate of 35% in 2000 and 1999, and 34% in 1998. (c)Averages are a combination of monthly and daily averages.

                                      -10-

Results of Operations

    The most significant component of operating revenue is net interest income. Net interest income is the interest income generated by earning assets reduced by the interest expense applicable to interest-bearing liabilities. Appropriate management of this relationship in varying interest rate and economic environments is critical to the Corporation.

    Net interest income after provision for loan losses for the first six months of2000 was $1,892,000 or 12.0% greater than 1999. Total interest income for the first six months increased $5,945,000 or 18.8% while total interest expense increased $3,804,000 or 24.8% over the comparable period of 1999. The amount of net interest income and total interest income are dependent on many factors including the volume of earning assets and interest-bearing liabilities, the level of and changes in interest rates and levels of non-performing assets. The cost of interest-bearing liabilities changes with the amount of funds necessary to support earning assets, the rates paid to attract and maintain deposits, rates paid on borrowed funds and the level of non-interest bearing demand deposits and equity capital. The increases in net interest income and total interest income were impacted by an increase in average earning assets of approximately $107,809,000 or 12.8% while average interest-bearing liabilities increased $121,445,000 or 16.1% for the first six months of 2000 over the comparable period of 1999. Impacting the increase in average earning assets in 2000 was an increase in average taxable investment securities of $25,959,000 or 12.0%. Also affecting earning assets were increases in average loan balances of $84,697,000 or 16.1%. Affecting the increase in average interest-bearing liabilities were increases in average savings deposits of $9,340,000 or 3.5%, increases in average time deposits of $74,944,000 or 23.2%, and increases in average long-term debt of $37,424,000 or 23.2%. The average yields realized on earning assets for the first six months approximated 8.2% and 8.0% in 2000 and 1999, respectively. The average costs on interest-bearing liabilities approximated 4.4% and 4.1% in 2000 and 1999, respectively. Net interest margins, on a tax equivalent basis for the first six months approximated 4.2% and 4.3% in 2000 and 1999, respectively. The provision for loan losses charged to income increased $249,000 or 43.9% in 2000. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $7,270,000 and $5,142,000, respectively, as of June 30, 2000 and 1999. A significant portion of this increase is deemed to be temporary in nature. The balance of the allowance for loan losses increased from $7,307,000 at June 30, 1999 to $7,936,000 at June 30, 2000.

     Total other income for the first six months of 2000 was $728,000 or 26.0% more than total other income for the first six months of 1999. Affecting this change were increases in trust department income of $113,000 or 60.4% and increases in service charges on deposit accounts and other service charges, commissions, and fees of $616,000 or 45.5%. These changes reflect management's continuing emphasis on sources of non-interest income. Investment security gains increased $94,000 or 75.8% in 2000 while gains on mortgage sales decreased $256,000 or 61.8%. Insurance premium income increased $141,000 or 35.1% while all other income increased $20,000 or 6.4%. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been lower in 2000 than 1999. Loans held for sale as of June 30, 2000 totaled $2,682,000. The market value of these loans approximated book value at that time.

     Total other expenses for the first six months of 2000 increased $1,649,000 or 14.8%. Contributing factors were increases of $868,000 or 14.6% in salaries and employee benefits, $328,000 or 20.1% in net occupancy expense, and $466,000 or 14.2% in other operating expense. These increases were affected by the opening of new banking offices and the employment of additional lending and trust personnel.

     The provision for income taxes increased $299,000 or 16.6% for the first six months of 2000 in comparison to the first six months of 1999. Affecting this change was a decrease in the amount of tax-free income recognized in 2000. The effective tax rates approximated 25.1% and 24.3% for the respective periods.

     The previously described factors contributed to a net increase of $672,000 or 12.0% in net income for the six month period ended June 30, 2000.

     The significant changes and related causes which occurre during the three month period ending June 30, 2000 were generally consistent with those described for the six month period ending June 30, 2000. Net investment security gains of $50,000 were recognized in the second quarter of 2000, while net investment security losses of $29,000 were recognized in 1999. Gains on loan sales were $93,000 and $138,000, respectively, for the three month periods ending June 30, 2000 and 1999.

                                     -11- d

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

                                                            Increase (Decrease)
                                      Balance                     Since
                                   June 30, 2000             December 31, 1999
                                   -------------            -------------------
                                           (dollars in thousands)
                                                            Amount         %
                                                            ------         --
Funding Sources:

Deposits and borrowed funds:

Non-interest bearing                $ 69,169              $ 13,839        25.0%
Interest-bearing                     693,627                55,521         8.7
                                    --------              --------        -----
Total deposits                       762,796                69,360        10.0

Borrowed funds                       231,616                31,278        15.6
Other liabilities                      7,542                   573         8.2
Shareholders' equity                  74,091                 3,010         4.2
                                    --------              --------        -----
Total sources                     $1,076,045              $104,221        10.7%
                                   =========              ========        =====
Funding uses:

Interest earning assets:

Short-term investments               $ 1,014               $(2,825)     (73.6)%
Investment securities                345,629                33,554       10.8
Loans, net of unearned income        656,316                62,997       10.6
                                    --------              --------       ------

Total interest earning assets      1,002,959                93,726       10.3

Cash and due from banks               30,356                 1,262        4.3
Other assets                          42,730                 9,233       27.6
                                    --------              --------       ------

Total uses                        $1,076,045              $104,221       10.7%
                                   =========              ========        =====

----------------------------------

     As of June 30, 2000 cash and due from banks was $1,262,000or 4.3% greater than it was at December 31, 1999. Interest-bearing time deposits in other banks and investment securities increased $32,779,000 or 10.4% while fed funds sold decreased $2,050,000. The approximate market value of debt securities was $16,455,000 less than amortized cost at June 30, 2000. The approximate market value of debt securities was $17,357,000 less than amortized cost at December 31, 1999. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At June 30, 2000 and December 31, 1999, management classified investment securities with amortized costs and market values of $361,964,000 and $345,629,000 and $328,763,000 and $312,075,000,
respectively, as available for sale. Net loans increased $63,839,000 or 11.0% from December 31, 1999 to June 30, 2000. Affecting this change were increases in real estate loans of $38,467,000 or 10.2%, consumer loans of $8,735,000 or 8.3%, and commercial loans of $16,040,000 or 15.7%. The allowance for loan losses approximated 1.21% and 1.27% of net loans at June 30, 2000 and December 31, 1999, respectively. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at June 30, 2000 and December 31, 1999 these loans totaled $2,682,000 and $4,004,000, respectively. Affecting the increase of $8,214,000 in accrued interest receivable and other assets were increases in bank owned life insurance of $5,181,000 and a decrease in deferred tax assets associated with unrealized securities losses of $124,000. These factors contributed to an increase of $104,221,000 or 10.7% in total assets from December 31, 1999 to June 30, 2000.

     Total deposits increased $69,360,000 or 10.0% from December 31, 1999 to June 30, 2000. Contributing to this increase were increases of $13,839,000 or 25.0% in demand deposits, $12,553,000 or 4.7% in savings deposits and $42,968,000 or 11.6% in total time deposits. New certificate of deposit products affected the significant increase in time deposits.

     At June 30, 2000 long-term debt totaling $218,000,000 included borrowings from the Federal Home Loan Bank of Pittsburgh of $208,000,000 and repurchase agreements totaling $10,000,000 at a weighted average interest rate of 5.84%.

     Based on a one year interval, the relationship of rate sensitive assets to rate sensitive liabilities approximated 93% as of June 30, 2000.

     As of June 30, 2000 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 11.5% of risk-weighted assets.

Liquidity
---------

    Liquidity is the ratio of net liquid assets to net liabilities. The primary functions of asset/liability management are the assurance of adequate liquidity and maintenance of an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management refers to the ability to meet the cash flow requirements of depositors and borrowers.

     A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at June 30, 2000.

Forward Outlook
---------------

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

                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                   PART II - OTHER INFORMATION AND SIGNATURES


Item 4. Submission of Matters to Vote of Security Holders

     The annual meeting of shareholders of Community Banks, Inc. was held on May 2, 2000 for the purpose of considering and voting upon the following matters:

     1. To elect four (4) directors: Thomas L. Miller, James A. Ulsh, Ronald E. Boyer, and Peter Desoto, to serve until the 2004 annual meeting of shareholders. Each director received affirmative votes representing at least 73% of the shares outstanding.

     2. Approval of the 2000 Directors' Stock Option Plan. The number of votes cast for and against this issue were 3,922,000 and 689,000, respectively.

     3. Approval of the 2000 Employees' Stock Purchase Plan. The number of votes cast for and against this issue were 4,160,000 and 505,000, respectively.

Item 6. Exhibits and Reports on Form 8-K/A1
        -----------------------------------

     (a) Exhibits - none

     (b) Registrant was not required to file any reports on Form 8-K during the quarter ending June 30, 2000


                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMUNITY BANKS, INC.
                             (Registrant)NKS, INC.


Date August 8, 2000                                   /S/ Eddie L. Dunklebarger
     ------------------------                         -------------------------
                                                        Eddie L. Dunklebarger
                                                              President
                                                      (Chief Executive Officer)


Date August 8, 2000                                   /S/ Terry L. Burrows
     ------------------------                         -------------------------
                                                           Terry L. Burrows
                                                       Executive Vice-President
                                                      (Chief Financial Officer)