Form 10-Q
period 2000-09-30
COMMUNITY BANKS INC /PA/
filed 2000-11-13
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                    For the Quarter Ended September 30, 2000

                                   No. 0-15786
                                   -----------
                            (Commission File Number)

                              COMMUNITY BANKS, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


   PENNSYLVANIA                                                  23-2251762
------------------                                        ---------------------
(State of Incorporation)                                (IRS Employer ID Number)

    150 Market Street, Millersburg, PA                             17061
-------------------------------------------                      ---------
 (Address of Principal Executive Offices)                        (Zip Code)

                                 (717) 692-4781
                                 ---------------
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES     X        NO
                                                    ------------    ------------

              Number of shares outstanding as of September 30, 2000


CAPITAL STOCK-COMMON                                             7,036,943
--------------------                                        --------------------
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

Notes to Consolidated Financial Statements..................................6-9

Management's Discussion and Analysis of Financial
   Condition and Results of Operation.....................................10-14



PART II

Other Information and Signatures.............................................15

                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries (CTY) for the three month and nine month periods ending September 30, 2000 and 1999.

In the opinion of management, the following Consolidated Balance Sheets and related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows reflect all adjustments (consisting of normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations for such periods.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands except per share data)

                                                            September 30,           December 31,
                                                                2000                    1999
                                                            -------------           ------------

ASSETS

Cash and due from banks                                       $ 33,532                $29,094
Interest-bearing time deposits in other banks                    1,081                  1,789
Investment securities, available for sale
  (market value)                                               346,944                312,075
Fed funds sold                                                     342                  2,050
Loans                                                          688,786                596,301
Less: Unearned income                                           (3,775)                (6,986)
     Allowance for loan losses                                  (8,254)                (7,456)
                                                            -------------           ------------
     Net loans                                                 676,757                581,859
Premises and equipment, net                                     17,475                 15,385
Goodwill                                                           243                    424
Other real estate owned                                            555                    405
Loans held for sale                                              4,197                  4,004
Accrued interest receivable and other assets                    27,897                 24,739
                                                            -------------           ------------
   Total assets                                             $1,109,023               $971,824
                                                            =============           ============
LIABILITIES

Deposits:
  Demand (non-interest bearing)                               $ 70,118               $ 55,330
  Savings                                                      286,106                266,464
  Time                                                         359,883                329,221
  Time in denominations of $100,000 or more                     75,722                 42,421
                                                            -------------           ------------
  Total deposits                                               791,829                693,436
Short-term borrowings                                           13,261                  3,338
Long-term debt                                                 218,725                197,000
Accrued interest payable and other liabilities                   7,981                  6,696
  Total liabilities                                          1,031,796                900,743
                                                            -------------           ------------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000 shares
 authorized; no shares issued and outstanding                    ---                    ---
Common stock-$5.00 par value; 20,000,000
 shares authorized; 7,339,000 and 6,976,000
 shares issued in 2000 and 1999, respectively                   36,695                 34,878
Surplus                                                         29,107                 24,259
Retained earnings                                               26,037                 26,379
Accumulated other comprehensive income (loss)
 net of tax (benefit) of $(4,658) and $(5,841),
  respectively                                                  (8,650)               (10,847)
Less: Treasury stock of 302,000 and 175,000
 shares at cost                                                 (5,962)                (3,588)
                                                            -------------           ------------
Total stockholders' equity                                      77,227                 71,081
                                                            -------------           ------------
Total liabilities and stockholders' equity                  $1,109,023               $971,824
                                                            =============           ============

[FN]
The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands except per share data)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                      -----------------------      -----------------------
                                                         2000        1999              2000        1999
                                                      -----------------------      -----------------------
Interest income:
Interest and fees on loans                            $14,846     $11,747           $41,324     $33,837
Interest and dividends on investment securities:
  Taxable                                               4,687       3,843            13,476      10,811
  Exempt from federal income tax                        1,088       1,123             3,153       3,550
Fed funds interest                                         19          29               269         179
Other interest income                                       9          22                39          54
                                                      -------     -------           -------     -------
     Total interest income                             20,649      16,764            58,261      48,431
                                                      -------     -------           -------     -------
Interest expense:
Interest on deposits:
  Savings                                               1,076       1,400             3,983       4,064
  Time                                                  5,596       3,976            14,935      11,355
  Time in denominations of $100,000 or more             1,035         475             2,361       1,394
Interest on short-term borrowings and long-term debt    3,081       1,884             8,106       5,592
Fed funds purchased and repo interest                     326         381               895       1,073
                                                      -------     -------           -------     -------
  Total interest expense                               11,114       8,116            30,280      23,478
                                                      -------     -------           -------     -------
  Net interest income                                   9,535       8,648            27,981      24,953
Provision for loan losses                                 613         220             1,429         787
                                                      -------     -------           -------     -------
  Net interest income after provision for loan losses   8,922       8,428            26,552      24,166
                                                      -------     -------           -------     -------
Other income:
  Trust department income                                 144         162               444         349
  Service charges on deposit accounts                     648         566             1,858       1,461
  Other service charges, commissions and fees             489         298             1,250         758
  Investment security gains (losses)                      140           3               358         127
  Income on insurance premiums                            351         157               894         559
  Gains on loan sales                                      90          94               248         508
  Other income                                            169         153               503         467
                                                      -------     -------           -------     -------
    Total other income                                  2,031       1,433             5,555       4,229
                                                      -------     -------           -------     -------
Other expenses:
  Salaries and employee benefits                        3,536       3,155            10,342       9,903
  Net occupancy expense                                 1,028         836             2,990       2,470
  Operating expense of insurance subsidiary               155         135               413         406
  Other operating expense                               1,883       1,759             5,640       5,050
                                                      -------     -------           -------     -------
   Total other expense                                  6,602       5,885            19,385      17,019
                                                      -------     -------           -------     -------
   Income before income taxes                           4,351       3,976            12,722      11,376
Provision for income taxes                              1,108         869             3,206       2,668
                                                      -------     -------           -------     -------
   Net income                                         $ 3,243     $ 3,107           $ 9,516     $ 8,708
                                                      =======     =======           =======     =======
Earnings per share:
  Basic                                               $   .46     $   .43           $  1.34     $  1.21
  Diluted                                             $   .45     $   .43           $  1.32     $  1.19
  Dividends paid per share                            $   .16     $   .15           $   .47     $   .45

Per share data has been adjusted to reflect stock dividends and splits.
The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands except per share data)

                                                                    Nine Month Periods Ended September 30

                                                                                       Accumulated
                                                                                          Other
                                             Common                   Retained        Comprehensive        Treasury       Total
                                             Stock       Surplus      Earnings           Income              Stock        Equity
                                          ------------------------------------------------------------------------------------------

Balance, January 1, 1999                    $33,157      $17,989      $27,023           $ 2,789            $(2,082)       $78,876
 Comprehensive income:
   Net income                                                           8,708                                               8,708
   Change in unrealized gain (loss)
   on securities, net of tax of $(4,961)
    and reclassification adjustment
    of $127                                                                              (9,214)                           (9,214)
                                                                                                                          --------
 Total comprehensive income                                                                                                  (506)
Cash dividends ($.45 per share)                                        (3,254)                                             (3,254)
5% stock dividend (332,000 shares)            1,660        6,062       (7,722)
Net increase in treasury stock
 (64,000 shares)                                                                                            (1,484)        (1,484)
Issuance of additional shares
 (21,000 shares)                                 61          208         (382)                                 379            266
                                            -------      -------      -------           -------            -------        -------

Balance, September 30, 1999                 $34,878      $24,259      $24,373          $ (6,425)           $(3,187)       $71,081
                                            =======      =======      =======           =======            =======        =======
Balance, January 1, 2000                    $34,878      $24,259      $26,379          $(10,847)           $(3,588)       $71,081
  Comprehensive income:
   Net income                                                           9,516                                               9,516
   Change in unrealized gain (loss)
   on securities, net of tax of $1,183
    and reclassification adjustment
    of $358                                                                               2,197                             2,197
                                                                                                                          -------
  Total comprehensive income                                                                                               11,713
Cash dividends ($.47 per share)                                        (3,383)                                             (3,383)
5% stock dividend (348,000 shares)            1,740        4,612       (6,352)
Net increase in treasury stock
  (127,000 shares)                                                                                          (2,374)        (2,374)
Issuance of additional shares
  (15,000 shares)                                77          236         (123)                                                190
                                            -------      -------      -------           -------            -------        -------
Balance, September 30, 2000                 $36,695      $29,107      $26,037           $(8,650)           $(5,962)       $77,227
                                            =======      =======      =======           =======            =======        =======


Per share data for all periods has been restated to reflect stoc dividends and splits.
The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           --------------------------
                                                                             2000              1999
                                                                           --------------------------
Operating Activities:
 Net income                                                                $ 9,516            $ 8,708
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                                  1,429                787
  Provision for depreciation and amortization                                2,352              1,227
  Amortization of goodwill                                                     181                180
  Investment security gains                                                   (358)              (127)
  Loans originated for sale                                                (14,912)           (25,913)
  Proceeds from sale of loans                                               14,967             26,355
  Gains on mortgage sales                                                     (248)              (508)
  Change in other assets, net                                               (4,026)            (2,955)
  Increase in accrued interest payable and other
   liabilities, net                                                          1,012                749
                                                                          ---------          ---------
  Net cash provided by operating activities                                  9,913              8,503
                                                                          ---------          ---------

Investing Activities:
  Net (increase) decrease in interest-bearing time
   deposits in other banks                                                     708             (1,734)
  Proceeds from sales of investment securities                               7,512             37,513
  Proceeds from maturities of investment securities                          4,751             24,070
  Purchases of investment securities                                       (44,417)           (99,244)
  Net increase in total loans                                              (96,792)           (67,224)
  Purchases of premises and equipment                                       (3,419)            (2,361)
                                                                          ---------          ---------
   Net cash used by investing activities                                  (131,657)          (108,980)
                                                                          ---------          ---------

Financing Activities:
  Net increase in total deposits                                            98,393             97,124
  Net increase (decrease) in short-term borrowings                           9,923              5,249
  Proceeds from issuance of long-term debt                                 130,725               ---
  Repayment of long-term debt                                             (109,000)              ---
  Cash dividends                                                            (3,383)            (3,254)
  Net increase in treasury stock                                            (2,374)            (1,484)
  Proceeds from issuance of common stock                                       190                266
                                                                          ---------          ---------
   Net cash provided by financing activities                               124,474             97,901
                                                                          ---------          ---------
   Increase in cash and cash equivalents                                     2,730             (2,576)

  Cash and cash equivalents at beginning of period                          31,144             27,244
                                                                          ---------          ---------
  Cash and cash equivalents at end of period                               $33,874            $24,668
                                                                          =========          =========



The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands)


1. Accounting Policies

     The information contained in this report is unaudited and i subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month and nine month periods ended September 30, 2000 and 1999.

     The accountingpolicies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 10 and 11 of the 1999 Annual Report to shareholders.

2. Investment Securities
   ---------------------

     The amortized cost and estimated market values of investmen securities at September 30, 2000 and December 31, 1999 were as follows:

                                                                           September 30,
                                                                                2000
                                                                           -------------
                                                                                          Estimated
                                                                  Amortized                  Fair
                                                                     Cost                    Value
                                                                  ---------               ---------
U.S. Treasury securities and obligations of
 U.S. government corporations and
 agencies                                                          $138,401               $129,606
Mortgage-backed U.S. government agencies                             66,344                 64,603
Obligations of states and political subdivisions                     94,755                 92,422
Corporate securities                                                 39,655                 38,884
Equity securities                                                    21,097                 21,429
                                                                   --------               --------
Total                                                              $360,252               $346,944
                                                                   ========               ========


                                                                            December 31,
                                                                                1999
                                                                           -------------

                                                                                          Estimated
                                                                  Amortized                  Fair
                                                                     Cost                    Value
                                                                  ---------               ---------
U.S. Treasury securities and obligations of
 U.S. government corporations and
 agencies                                                          $132,661               $123,919
Mortgage-backed U.S. government agencies                             61,788                 58,961
Obligations of states and political subdivisions                     84,778                 78,853
Corporate securities                                                 31,739                 31,876
Equity securities                                                    17,797                 18,466
                                                                   --------               --------
Total                                                              $328,763               $312,075
                                                                   ========               ========

3. Allowance for loan losses
   -------------------------
   Changes in the allowance for loan losses are as follows:

                                                       Nine Months Ended       Year Ended           Nine Months Ended
                                                         September 30,        December 31,            September 30,
                                                             2000                 1999                    1999
                                                       -----------------    -----------------       -----------------

Balance, January 1                                          $7,456              $6,954                   $6,954
Provision for loan losses                                    1,429               1,298                      787
Loan charge-offs                                              (945)             (1,232)                    (742)
Recoveries                                                     314                 436                      366
                                                            ------              ------                   ------
Balance, September 30, 2000, December 31,
 1999, and September 30, 1999                               $8,254              $7,456                   $7,365
                                                            ======              ======                   ======

                NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                                         September 30,        December 31,            September 30,
                                                             2000                 1999                    1999
                                                       -----------------    -----------------       -----------------

Loans past due 90 days or more and still
 accruing interest:
  Commercial, financial and agricultural                    $  328              $  146                   $   10
  Mortgages                                                    241                 147                      565
  Personal installment                                         250                  73                      163
  Other                                                        ---                  12                       25
                                                            ------              ------                   ------
                                                               819                 378                      763
                                                            ------              ------                   ------

Loans renegotiated with borrowers                              207                 254                      253
                                                            ------              ------                   ------
Loans on which accrual of interest has been
 discontinued:
  Commercial, financial and agricultural                     1,485                 435                      464
  Mortgages                                                  3,552               3,079                    2,525
  Other                                                        358                 222                      280
                                                            ------              ------                   ------
                                                             5,395               3,736                    3,269
                                                            ------              ------                   ------

Other real estate                                              555                 405                      336
                                                            ------              ------                   ------
Total                                                       $6,976              $4,773                   $4,621
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

Impaired Loans
--------------

     At September 30, 2000 and December 31, 1999, the recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totalled $5,602,000and $3,990,000, respectively, none of which related to loans requiring a valuation allowance. For the nine months ended September 30, 2000, the average recorded investment in impaired loans approximated $4,725,000. The average balance for 1999 approximated $3,736,000. Interest recognized on impaired loans on the cash basis for the nine month periods ending September 30, 2000 and 1999 was not significant.

4. Statement of Cash Flows

     Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $3,325,000 and $3,075,000 and
$29,714,000 and $23,325,000 for income taxes and interest, respectively, for each of the nine month periods ended September 30, 2000 and 1999.

     Excluded from the consolidated statements of cash flows for the periods ended September 30, 2000 and 1999 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totaling $465,000 and $490,000, respectively. The company also recorded a decrease in deferred tax assets of $1,183,000 in 2000. An increase in deferred tax assets of $3,460,000 and a decrease in deferred tax liabilities of $1,437,000 were recognized in 1999. These variations related to the effects of changes in net unrealized gain
(loss) on investment securities available for sale.

5. Earnings Per Share:
-------------------

     The following table sets forth the calculations of Basic and Diluted Earnings Per Share for the periods indicated:

                                                                 Three Months Ended September 30,
                                                -------------------------------------------------------------
                                                            2000                             1999
                                                -------------------------------------------------------------
                                                                    Per-Share                       Per-Share
                                                Income    Shares      Amount     Income    Shares     Amount
                                                -------------------------------------------------------------
                                                             (In thousands except per share data)
Basic EPS:
Income available to common stockholders         $3,243     7,056      $.46       $3,107    7,175       $.43
Effect of Dilutive Securities:                  ======               ======      ======               ======
Incentive stock options outstanding                          117                             122
                                                           -----                           -----
Diluted EPS:
Income available to common stockholders &
 assumed conversion                             $3,243     7,173      $.45       $3,107    7,297       $.43
                                                ======               ======      ======               ======


                                                                 Three Months Ended September 30,
                                                -------------------------------------------------------------
                                                            2000                             1999
                                                -------------------------------------------------------------

                                                                    Per-Share                       Per-Share
                                                Income    Shares      Amount     Income    Shares     Amount
                                                -------------------------------------------------------------
                                                             (In thousands except per share data)
Basic EPS:
Income available to common stockholders         $9,516     7,089     $1.34       $8,708    7,182      $1.21
Effect of Dilutive Securities:                  ======               ======      ======               ======
Incentive stock options outstanding                          106                             132
                                                           -----                           -----
Diluted EPS:
Income available to common stockholders &
 assumed conversion                             $9,516     7,195     $1.32       $8,708    7,314      $1.19
                                                ======               ======      ======               ======

Per share data has been adjusted to reflect stock dividends and splits.

                     Community Banks, Inc. and Subsidiaries
         Management's Discussion of Financial Condition and Results of
                                   Operations

     Average Balances, Effective Interest Differential and Interest Yields

    Income and Rates on a Tax Equivalent Basis (b) for the Three Months Ended
                       September 30, 2000, 1999, and 1998
                             (dollars in thousands)

                                        September 30,                 September 30,                  September 30,
                                  -------------------------------------------------------------------------------------------
                                            2000                          1999                            1998
                                  -------------------------------------------------------------------------------------------
                                             Average                         Average                        Average
                                             Interest   Rates               Interest    Rates              Interest   Rates
                                   Average    Income/  Earned/   Average     Income/   Earned/  Average    Income/    Earned/
                                  Balance(c) Expense(a) Paid (a) Balance(c) Expense(a) Paid (a) Balance(c) Expense(a) Paid(a)
Assets:
Cash and due from banks           $ 27,370                       $ 23,181                       $ 20,730
                                  --------                       --------                       --------
Earning Assets:
 Interest-bearing deposits
  in other banks                       748   $    9      4.79%      2,011   $   22      4.34%      1,117   $   14      4.97%
                                  --------                       --------                       --------
Investment securities:
   Taxable                         262,957    4,687      7.09     229,883    3,843      6.63     179,426    2,900      6.41
   Tax-exempt (b)                   82,220    1,674      8.10      84,116    1,728      8.15      76,079    1,536      8.01
  Total investment
   securities                      345,177                        313,999                        255,505
                                  --------                       --------                       --------
  Federal funds sold                 1,174       19      6.44       2,304       29      4.99      11,780      161      5.42
                                  --------                       --------                       --------
  Loans, net of unearned
   income (b)                      656,982   14,910      9.03     555,152   11,898      8.50     471,553   10,517      8.85
                                  -------- --------  --------    -------- --------  --------    -------- --------  --------
   Total earning assets          1,004,081  $21,299      8.44     873,466  $17,520      7.96     739,955  $15,129      8.11
                                  -------- --------  --------    -------- --------  --------    -------- --------  --------
  Allowance for loans losses        (7,987)                        (7,375)                        (6,562)
  Premises, equipment, and
   other assets                     60,563                         38,557                         27,780
                                ----------                       --------                       --------
   Total assets                 $1,084,027                       $927,829                       $781,903
                                ==========                       ========                       ========
Liabilities:
Demand deposits                     61,742                         54,932                         44,071
                                  --------                       --------                       --------
Interest-bearing liabilities:
  Savings deposits                 282,412    1,076      1.52%    249,995    1,400      2.22%    249,737    1,417      2.25%
                                  -------- --------  --------    -------- --------  --------    -------- --------  --------
  Time deposits:
   $100,000 or greater              70,810                         36,622                         28,601
   Other                           362,142                        334,514                        248,632
                                  --------                       --------                       --------
  Total time deposits              432,952    6,631      6.09     371,136    4,451      4.76     277,233    3,744      5.36
                                  --------                       --------                       --------
  Total time and savings
   deposits                        715,364                        621,131                        526,970
  Short-term borrowings             10,333      171      6.58       7,965       85      4.23       3,671       47      5.08
  Long-term debt                   212,111    3,236      6.07     161,000    2,180      5.37     121,816    1,709      5.57
                                  -------- --------  --------    -------- --------  --------    -------- --------  --------
   Total interest-bearing
    liabilities                    937,808  $11,114      4.71     790,096   $8,116      4.08     652,457   $6,917      4.21
                                  -------- --------  --------    -------- --------  --------    -------- --------  --------
  Accrued interest, taxes and
   other liabilities                 7,995                          7,995                          7,373
                                  --------                       --------                       --------
   Total liabilities             1,007,545                        853,023                        703,901
  Stockholders' equity              76,482                         74,806                         78,002
                                  --------                       --------                       --------
   Total liabilities and
    stockholders' equity        $1,084,027                       $927,829                       $781,903
                                ==========                       ========                       ========
Interest income to earning
 assets                                                  8.44                           7.96                           8.11
Interest expense to earning
 assets                                                  4.40                           3.69                           3.71
                                                     --------                       --------                       --------
   Effective interest
    differential                            $10,185      4.04%               9,404      4.27%              $8,212      4.40%
                                           ========  ========             ========  ========             ========  ========

     (a) Amortization of net deferred fees included in interest incom and rate calculations. (b) Interest income on all tax-exempt securities and loans have been adjusted to tax equivalent basis utilizing a Federal tax rate of 35% in 2000 and 1999, and 34% in 1998. (c)Averages are a combination of monthly and daily averages.

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

     Net interest income after provision for loan losses for the first nine months of 2000 was $2,386,000 or 9.9% greater than 1999. Total interest income for the first nine months increased $9,830,000 or 20.3% while total interest expense increased $6,802,000 or 29.0% over the comparable period of 1999. The amount of net interest income and total interest income are dependent on many factors including the volume of earning assets and interest-bearing liabilities, the level of and changes in interest rates and levels of non-performing assets. The cost of interest-bearing liabilities changes with the amount of funds necessary to support earning assets, the rates paid to attract and maintain deposits, rates paid on borrowed funds and the level of non-interest bearing demand deposits and equity capital. The increases in net interest income and total interest income were impacted by an increase in average earning assets of approximately $119,890,000 or 14.1% while average interest-bearing liabilities increased $130,581,000 or 17.1% for the first nine months of 2000 over the comparable period of 1999. Impacting the increase in average earning assets in 2000 was an increase in average investment securities of $25,413,000 or 8.2%. Also affecting earning assets were increases in average loan balances of
$94,572,000 or 18.0%. Affecting the increase in average interest-bearing liabilities were increases in average savings deposits of $10,317,000 or 3.9%, increases in average time deposits of $77,236,000 or 18.9%, and increases in average long- term debt of $41,989,000 or 26.1%. The average yields realized on earning assets for the first nine months approximated 8.3% and 8.0% in 2000 and 1999, respectively. The average costs on interest-bearing liabilities approximated 4.5% and 4.1% in 2000 and 1999, respectively. Net interest margins, on a tax equivalent basis for the first nine months approximated 4.1% and 4.2% in 2000 and 1999, respectively. The provision for loan losses charged to income increased $642,000 or 81.6% in 2000. Total loans past due 90 days and still accruing interest, non-performing loans, and other real estate approximated $6,976,000 and $4,621,000, respectively, as of September 30, 2000 and 1999. A significant portion of this increase is deemed to be temporary in nature. The balance of the allowance for loan losses increased from $7,365,000 at September 30, 1999 to $8,254,000 at September 30, 2000.

     Total other income for the first nine months of 2000 was $1,326,000 or 31.4% more than total other income for the first nine months of 1999. Affecting this change were increases in trust department income of $95,000 or 27.2% and increases in service charges on deposit accounts and other service charges, commissions, and fees of $889,000 or 40.1%. These changes reflect management's continuing emphasis on sources of non-interest income. Investment security gains increased $231,000 or 181.9% in 2000 while gains on mortgage sales decreased $260,000 or 51.2%. Insurance premium income increased $335,000 or 59.9% while all other income increased $36,000 or 7.7%. Loans held for sale are comprised for the most part of fixed-rate real estate and education loans extended specifically for resale. Demand for these products has been lower in 2000 than 1999. Loans held for sale as of September 30, 2000 totaled $4,197,000. The market value of these loans approximated book value at that time.

     Total other expenses for the first nine months of 2000 increased $2,366,000 or 13.9%. Contributing factors were increases of $1,249,000 or 13.7% in salaries and employee benefits, $520,000 or 21.1% in net occupancy expense, and $590,000 or 11.7% in other operating expense. These increases were affected by the opening of new banking offices and the employment of additional lending and trust personnel.

     The provision for income taxes increased $538,000 or 20.2% for the first nine months of 2000 in comparison to the first nine months of 1999. Affecting this change was a decrease in the amount of tax-free income recognized in 2000. The effective tax rates approximated 25.2% and 23.5% for the respective periods.

     The previously described factors contributed to a net increase of $808,000 or 9.3% in net income for the nine month period ended September 30, 2000.

     The significant changes and related causes which occurred during the three month period ending September 30, 2000 were generally consistent with those described for the nine month period ending September 30, 2000. Net investment security gains of $140,000 were recognized in the third quarter of 2000, while net investment security gains of $3,000 were recognized in 1999. Gains on loan sales were $90,000 and $94,000, respectively, for the three month periods ending September 30, 2000 and 1999.

----------------------------------
Financial Condition
-------------------

     The Corporation's financial condition can be examined in terms of developing trends in its sources and uses of funds. These trends are the result of both external environmental factors, such as changing economic conditions, regulatory changes and competition, and internal environmental factors such as management's evaluation as to the best use of funds under these changing conditions.

                                                                 Increase (Decrease)
                                             Balance                   Since
                                        September 30, 2000        December 31, 1999
                                        ------------------       -------------------
                                                   (dollars in thousands)
                                                                Amount             %
                                                                ------             -
Funding Sources:

Deposits and borrowed funds:

Non-interest bearing                        $ 70,118          $ 14,788          26.7%
Interest-bearing                             721,711            83,605          13.1
                                            --------          --------          -----
  Total deposits                             791,829            98,393          14.2

Borrowed funds                               231,986            31,648          15.8
Other liabilities                              7,981             1,012          14.5
Shareholders' equity                          77,227             6,146           8.6
                                          ----------          --------          -----
  Total sources                           $1,109,023          $137,199          14.1%
                                          ==========          ========          =====


Funding uses:

Interest earning assets:

Short-term investments                      $  1,423           $(2,416)        (62.9)%
Investment securities                        346,944            34,869          11.2
Loans, net of unearned income                689,208            95,889          16.2
                                            --------          --------          -----

  Total interest earning assets            1,037,575           128,342          14.1

Cash and due from banks                       33,532             4,438          15.3
Other assets                                  37,916             4,419          13.2
                                          ==========          ========          =====

Total uses                                $1,109,023          $137,199          14.1%
                                          ==========          ========          =====

----------------------------------

     As of September 30, 2000 cash and due from banks was $4,438,000 or 15.3% greater than it was at December 31, 1999. Interest-bearing time deposits in other banks and investment securities increased $34,161,000 or 10.9% while fed funds sold decreased $1,708,000. The approximate market value of debt securities was $12,976,000 less than amortized cost at September 30, 2000. The approximate market value of debt securities was $17,357,000 less than amortized cost at December 31, 1999. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. At September 30, 2000 and December 31, 1999, management classified investment securities with amortized costs and market values of $360,252,000 and $346,944,000 and $328,763,000 and
$312,075,000, respectively, as available for sale. Net loans increased $94,898,000 or 16.3% from December 31, 1999 to September 30, 2000. Affecting this change were increases in real estate loans of $62,844,000 or 16.6% and commercial loans of $27,497,000 or 26.6%. The allowance for loan losses approximated 1.20% and 1.27% of net loans at September 30, 2000 and December 31, 1999, respectively. The increase of $2,090,000 or 13.6% in premises and equipment was affected by the establishment of new banking offices. Goodwill continues to be amortized at an annualized rate of $240,000. As previously noted, Community Banks, Inc. sells only fixed-rate real estate and education loans specifically designated for resale on the secondary market and at September 30, 2000 and December 31, 1999 these loans totaled $4,197,000 and $4,004,000, respectively. Affecting the increase of $3,158,000 in accrued interest receivable and other assets were increases in bank owned life insurance of $5,181,000 and a decrease in deferred tax assets associated with unrealized securities losses of $1,183,000. These factors contributed to an increase of $137,199,000 or 14.1% in total assets from December 31, 1999 to September 30, 2000.

     Total deposits increased $98,393,000 or 14.2% from December 31, 1999 to September 30, 2000. Contributing to this increase were increases of $14,788,000 or 26.7% in demand deposits, $19,642,000 or 7.4% in savings deposits and $63,963,000 or 17.2% in total time deposits. New certificate of deposit products affected the significant increase in time deposits.

     At September 30, 2000 long-term debt totaling $218,725,000 included borrowings from the Federal Home Loan Bank of Pittsburgh of $208,000,000 and repurchase agreements totaling $10,000,000 at a weighted average interest rate of 5.92%.

     Based on a one year interval, the relationship of rate sensitive assets to rate sensitive liabilities approximated 95% as of September 30, 2000.

     As of September 30, 2000 the Corporation had risk-based capital in excess of the fully implemented regulatory requirements, and tier 1 plus tier 2 capital approximated 11.2% of risk-weighted assets.

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

----------------------------------

     A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner. There was an adequate relationship of liquid assets to short-term liabilities at September 30, 2000.

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

                     COMMUNITY BANKS, INC. and SUBSIDIARIES
                   PART II - OTHER INFORMATION AND SIGNATURES

Item 6. Exhibits and Reports on Form 8-K/A1
        -----------------------------------

      (a) Exhibits - none

      (b) Registrant was not required to file any reports on Form 8-K during the quarter ending September 30, 2000.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMUNITY BANKS, INC.
                                  (Registrant)




Date November 8, 2000                                /S/ Eddie L. Dunklebarger
     ------------------                              -------------------------
                                                       Eddie L. Dunklebarger
                                                              President
                                                     (Chief Executive Officer)


Date November 8, 2000                                /S/ Terry L. Burrows
     ------------------                              -------------------------
                                                          Terry L. Burrows
                                                     Executive Vice-President
                                                     (Chief Financial Officer)