Form 10-K
period 2000-12-31
COMMUNITY BANKS INC /PA/
filed 2001-03-28
CIK 714710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000      Commission file number 0-15786
                          -----------------                             -------

                              COMMUNITY BANKS, INC.
--------------------------------------------------------------------------------
             (Exact names of registrant as specified in its charter)

Pennsylvania                                                         23-2251762
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

150 Market Street, Millersburg, PA                                        17061
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (717) 692-4781
                                                                  --------------

Securities registered pursuant to Section 12 (b) of the Act:
                                                Name of each exchange
          Title of each class                   on which registered
          -------------------                   --------------------

Common Stock, par value $5 per share                     American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:                NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes      X      No
                                                      ----------     ---------

As of March 1, 2001, the aggregated market value (based on recent selling prices) of the voting stock of the registrant held by its nonaffiliates (5,740,658 shares) was $117,970,522

Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practical date.

          7,046,687 shares of common stock outstanding on March 1, 2001

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

                                                                  PART I
Item 1.  Business:
-----------------

     Community Banks, Inc. (Corporation) is a financial holding company whose banking subsidiaries are Community Banks, N.A. (CBNA) and Peoples State Bank
(PSB) and whose non-banking  subsidiaries are Community Banks Investments,  Inc.
(CBII) and Community Banks Life Insurance Company, Inc. (CBLIC).

     The Corporation conducts a full service commercial banking business and provides trust services in Adams County, Cumberland County, Dauphin County, southern Luzerne County, Northumberland County, western Schuylkill County, Snyder County, and York County. The Corporation currently has 36 offices. There are 70 offices of commercial banks and savings and loan associations within its market area with which the Corporation competes. Deposits of the Corporation represent approximately 17% of the total deposits in the market area. The Corporation has 3 offices in Adams County, 1 office in Cumberland County, 9 offices in Dauphin County, 3 offices in Luzerne County, 2 offices in Northumberland County, 10 offices in Schuylkill County, 1 office in Snyder County, and 7 offices in York County.

     Like other depository institutions, the Corporation has been subjected to competition from brokerage firms, money market funds, consumer finance and credit card companies and other companies providing financial services and credit to consumers.

     During 1986 the Corporation formed CBLIC to provide credit life insurance to its consumer credit borrowers. Total premiums earned were $835,000 for the year ended December 31, 2000. During 1985 the Corporation formed CBII to make investments primarily in equity securities of other banks. Total assets of CBII at December 31, 2000 were $3,738,000.

     The Corporation has approximately 401 full and part-time employees and considers its employee relations to be satisfactory.

     Community Banks, Inc. is registered as a bank holding company with the Board of Governors of the Federal Reserve System in accordance with the requirements of the Bank Holding Company Act of 1956. It is subject to regulation by the Federal Reserve Board and the Comptroller of the Currency.

     In 1989, the Federal Board issued final risk-based capital guidelines for bank holding companies which were phased in through December 31, 1992. The intent of regulatory capital guidelines is to measure capital adequacy based upon the credit risk of various assets and off-balance sheet items. Risk categories, weighted at 0%, 20%, 50% and 100%, are specifically identified. The sum of the results of each such category is then related to the adjusted capital account of the Corporation. The minimum required capital ratio at December 31, 2000, was 8 percent. The Corporation's December 31, 2000 ratio approximated 11.3 %. Subsequently, in August 1990 the board announced approval of capital to total assets (leverage) guidelines. This minimum leverage ratio was set at 4% and would apply only to those banking organizations receiving a regulatory composite 1 rating. Most banking organizations will be required to maintain a leverage ratio ranging from 1 to 2 percentage points above minimum standard. The Corporation's leverage ratio at December 31, 2000, approximated 8%. Risk-based capital requirements replace previous capital guidelines which established minimum primary and total capital requirements.

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

     Quantitative measures established by regulation to ensure capital adequacy requires CBNA and PSB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that CBNA and PSB meet all capital adequacy requirements to which they are subject.

     The following table summarizes the Corporation's capital adequacy position:

At December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                        Tier 1 Capital               Total Risk-Based Capital       Capital Leverage
                                                         Ratio (A)                           Ratio (B)                     Ratio (C)
------------------------------------------------------------------------------------------------------------------------------------


Required Minimum                                              4.0%                              8.0%                           4.0%
Community Banks, N.A.                                        10.6                              11.6                            7.9
Peoples State Bank                                            9.9                              11.0                            7.8
Community Banks, Inc.                                        10.3                              11.3                            7.8

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

     Pursuant to the provisions of the Gramm-Leach-Bliley Act, Community Banks, Inc. became a financial holding company, June 26, 2000.

Statistical Data:
----------------



     Pages 5, 21, and 22 of the Community Banks, Inc. Annual report to stockholders dated December 31, 2000 contain the following information concerning:

     Financial Highlights, Average Balances, Effective Interest Differential, and Interest Yields for the three years ended December 31, 2000.

     Rate/Volume Analysis for the two years ended December 31, 2000.

     Appendix A attached to Part I contains information concerning:

     Return on Equity and Assets for the five years ended December 31, 2000.

     Amortized cost and Estimated  Market Values of Investment  Securities as of
          December 31, 2000, 1999, and 1998.

     Maturity Distribution of Securities as of December 31, 2000 (Market Value).

     Loan Account  Composition as of December 31, 2000,  1999,  1998,  1997, and
          1996.

     Maturities and  Sensitivity  to Changes in Interest  Rates for  Commercial,
          Financial, and Agricultural Loans as of December 31, 2000.

     Non-performing Loans as of December 31, 2000,  1999,  1998, 1997, and 1996.
          Loan Loss Experience for the five years ended December 31, 2000.

     Loans Charged Off and Recovered for the five years ended December 31, 2000.

     Allowance for Loan Losses as of December 31, 2000,  1999,  1998,  1997, and
          1996.

     Maturity  Distribution  of Time  Deposits  over $100,000 as of December 31,
          2000.

     Maturity Distribution of all Time Deposits as of December 31, 2000.

     Interest Rate Sensitivity as of December 31, 2000.

Item 2.  Properties:

     The Corporation owns no real property except through its subsidiary banks. CBNA owns the following buildings: 150 Market Street, Millersburg, Dauphin County, Pennsylvania (the corporate headquarters); 13-23 South Market Street, Elizabethville, Dauphin County, Pennsylvania; 3679 Peters Mountain Road, Halifax, Dauphin County, Pennsylvania; 906 North River Road, Halifax, Dauphin County, Pennsylvania; 800 Peters Mountain Road, Dauphin County, Pennsylvania; Main and Market Streets, Lykens, Dauphin County, Pennsylvania; Route 209, Porter Township, Schuylkill County, Pennsylvania; 29 East Main Street, Tremont, Schuylkill County, Pennsylvania; Second and Carroll Streets, St. Clair,
Schuylkill County, Pennsylvania; Port Carbon Highway, St. Clair, Schuylkill County, Pennsylvania; 300 East Independence Street, Shamokin, Northumberland County, Pennsylvania; Route 61, R.D. 1, Orwigsburg, Schuylkill County, Pennsylvania; One South Arch Street, Milton, Northumberland County, Pennsylvania; 30 S. Church Street, Hazleton, Luzerne County, Pennsylvania; 702 West Main Street, Valley View, Schuylkill County, Pennsylvania; Route 25, East Main Street, Valley View, Schuylkill County, Pennsylvania; 735 Center Street, Ashland, Schuylkill County, Pennsylvania; 300 Hobart Street, Gordon, Schuylkill County, Pennsylvania; 9-11 N. Centre Street, Pottsville, Schuylkill County, Pennsylvania; One Westside Drive, Shamokin Dam, Snyder County, Pennsylvania; and 2796 Old Post Road, Linglestown, Dauphin County, Pennsylvania. In addition thereto, CBNA leases an office at Main Street, Pillow, Dauphin County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2008. Also, the Bank leases offices at 390 E. Penn Drive, Cumberland County, Pennsylvania; Route 93, Conyngham, Luzerne County, Pennsylvania; 77 Airport Road, Hazleton, Luzerne County, Pennsylvania; 6700 Derry Street, Rutherford, Dauphin County, Pennsylvania; and 339 Main Street, LaVelle, Schuylkill County, Pennsylvania.

     All the buildings used by CBNA are free-standing and are used exclusively for banking purposes with the exception of offices at the Pillow, St. Clair, Milton, Pottsville, Hazleton, LaVelle, and Valley View locations.

     CBNA also owns or leases the following properties for the purpose of future expansion: 5060 Johnstown Road, Lower Paxton Township, Dauphin County, Pennsylvania and 201 St. Johns Church Road, Camp Hill, Hampden Township, Cumberland County, Pennsylvania.

     PSB owns the following buildings: 100 E. King Street, East Berlin, Adams County, Pennsylvania; 3421 Carlisle Road, Dover, York County, Pennsylvania; and 29 N. Washington Street, Gettysburg, Adams County, Pennsylvania. In addition thereto, PSB leases offices at 600 Carlisle Street, Hanover, York County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2006; 509 Greenbriar Road, Gettysburg, Adams County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2029; and 460 High Street, Hanover, York County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2002. PSB also owns real property through its subsidiary, PSB Realty, at the following locations: 1191 Eichelberger Street, Hanover, York County, Pennsylvania; 155 Glen Drive, Manchester, York County, Pennsylvania; 1345 Baltimore Street, Hanover, York County, Pennsylvania; 5625 York Road, New Oxford, Adams County, Pennsylvania; and 2508 Eastern Boulevard, York, York County, Pennsylvania.

     PSB Realty owns the following property for the purpose of future expansion:
Centennial Commons, McSherrystown, Adams County, Pennsylvania.

     All the buildings used by PSB are free-standing and are used exclusively for banking purposes with the exception of offices and retail space rented at the Carlisle Street, Hanover location and the High Street, Hanover location.

     From time to time, the subsidiary banks also acquire real estate by virtue of foreclosure proceedings, such real estate is disposed of in the usual and ordinary course of business as expeditiously as is prudently possible.

Item 3.  Legal Proceedings:

     There are no material pending legal actions, other than litigation incidental to the business of the Corporation, to which the Corporation is a party.

Item 4.  Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.




                                                                                                                        APPENDIX A

                                                                 RETURN ON EQUITY AND ASSETS
                                             FOR THE YEARS ENDED December 31, 2000, 1999, 1998, 1997, AND 1996
                                             -----------------------------------------------------------------

                                                   2000              1999             1998              1997             1996
                                                   ----              ----             ----              ----             ----

Return on average equity                          16.84%            15.41%           13.04%            11.49%           11.39%

Return on average assets                           1.22%             1.29%            1.31%             1.16%            1.18%

Average equity to average assets                   7.24%             8.35%           10.06%            10.12%           10.36%

Dividend payout ratio                             35.79%            36.80%           40.83%            39.66%           39.02%






                                                                APPENDIX A
                                                                Continued

                                           AMORTIZED COST AND ESTIMATED VALUES OF INVESTMENT
                                                              SECURITIES
                                                        (dollars in thousands)
                                                 At December 31, 2000, 1999, and 1998
                                                               2000                     1999                         1998
                                                   ----------------------       ---------------------      -------------------------
                                                                Estimated                   Estimated                      Estimated
                                                    Amortized        Fair      Amortized         Fair       Amortized           Fair
                                                         Cost       Value           Cost        Value            Cost          Value
                                                   ----------------------       ---------------------      -------------------------

Mortgage-backed U.S. government agencies            $  59,827   $  59,697       $ 61,788     $ 58,961        $ 82,887     $ 83,260
U.S. Government corporations and agencies             129,200     126,110        132,661      123,919          78,800       79,449
Obligations of states and political sub-
   divisions                                           95,376      96,615         84,778       78,853          85,771       87,676
Corporate securities                                   38,447      38,643         31,739       31,876          27,574       27,459
Equity  securities                                     21,430      21,790         17,797       18,466          13,284       14,698
                                                   ----------  ----------      ---------    ---------      ----------   ----------
   Total                                             $344,280    $342,855       $328,763     $312,075        $288,316     $292,542
                                                   ==========  ==========      =========    =========      ==========   ==========


                                                COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                            MATURITY DISTRIBUTION OF SECURITIES (Fair Value)
                                                         (dollars in thousands)
                                                         as of December 31, 2000

                                                   One         Five                                                         Weighted
                                                 Within       Through    Through       After                    Average      Average
                                                One Year   Five Years   Ten Years    Ten Years     Total       Maturity    Yield (a)
                                               -------------------------------------------------------------------------------------

U.S. Government agencies                        $12,791     $43,847      $67,606    $  61,563     $185,807   15yr.  4 mos.    6.89%
Obligations of states and political
   Subdivisions                                   3,438      15,42        14,153       63,602       96,615   17yr.  8 mos.    8.12%
Other                                            21,790       8,162        3,846       26,635       60,433   14yr.  0 mos.    6.29%
                                               --------     --------- ----------   ----------   ----------

      Total                                     $38,019     $67,431      $85,605     $151,800     $342,855   15yr.  9 mos.    7.13%
                                                 ======      ======       ======      =======      =======
Percentage of total                               11.1%       19.6%        25.0%        44.3%         100%
                                                  =====       =====        =====        =====        =====
Weighted average yield (a)                        4.85%       7.17%        7.03%        7.73%        7.13%
                                                  =====       =====        =====        =====        =====

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


                                                        LOAN ACCOUNT COMPOSITION
                                                         (dollars in thousands)
                                                            as of December 31


                                              2000                 1999              1998               1997              1996
                                      ----------------------------------------------------------------------------------------------
                                         Amount    Percent    Amount  Percent    Amount  Percent    Amount  Percent   Amount Percent
Commercial, financial and agricultural  $124,239   17.8%     $100,970  16.9%   $ 65,698   12.8%   $ 53,520  11.8%   $ 52,844   12.6%
Real-estate-construction                  20,230    2.9        14,670   2.5      17,381    3.4       5,553   1.2       5,724    1.4
Real estate-mortgage                     434,315   62.4       362,297  60.8     324,709   63.4     299,529  65.7     268,276   63.8
Personal-installment                     107,554   15.4       109,841  18.4      97,561   19.0      88,046  19.3      87,381   20.8
Other                                     10,161    1.5         8,523   1.4       6,931    1.4       9,182   2.0       5,982    1.4
                                      ----------------------------------------------------------------------------------------------
                                         696,499  100.0%      596,301 100.0%    512,280  100.0%    455,830 100.0%     420,207 100.0%
                                         -------  =====       ------- =====     -------  =====     ------- =====      ------- =====

Less:
   Unearned discount                      (3,984)              (6,986)          (10,018)           (11,799)          (11,965)
   Reserve for loan losses                (8,471)              (7,456)           (6,954)            (6,270)           (5,561)
                                         -------              -------            ------            -------             -----
                                        $684,044             $581,859          $495,308           $437,761          $402,681
                                         =======              =======           =======            =======           =======


The Corporation's loan activity is principally with customers located within the local market area. The Corporation continues to maintain a diversified loan portfolio and has no significant loan concentration in any economic sector. Changes in loan demand in 2000 resulted in increases in commercial, financial, and agricultural loans of 23.0%. Personal installment loans declined 2.1% while real estate loans increased 20.6% during this same period. Commercial, financial, and agricultural loans represented 17.8% of total loans at December 31, 2000 and consist principally of commercial lending secured by financial assets of businesses including accounts receivable, inventories and equipment, and, in most cases, include liens on real estate. Real estate construction and mortgage loans are primarily 1 to 4 family residential loans secured by residential properties within the bank's market area. Personal- installment loans comprised 15.4% of total loans at December 31, 2000 and consist principally of secured loans for items such as automobiles, property improvement, household and other consumer goods. The Corporation continues to sell fixed rate mortgages in the secondary market to avoid associated interest rate risk. Historically, relative credit risk of commercial, financial and agricultural loans has generally been greater than that of other types of loans.

                                                                      APPENDIX A
                                                                       Continued


                                            MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST
                                            RATES FOR COMMERCIAL, FINANCIAL AND AGRICULTURAL
                                                    AND REAL-ESTATE CONSTRUCTION LOANS
                                                          (dollars in thousands)
                                                         as of December 31, 2000

                                                                     Maturity Distribution

                                                     One Year          One to         Over Five
                                                      Or Less        Five Years         Years            Total
                                                     ---------       ----------       ----------         -----
Commercial, financial and
   agricultural                                      $61,099          $45,328           $17,812         $124,239
Real estate-construction                              11,138            9,092               ---           20,230
                                                      ------           ------            ------          -------
                                                     $72,237          $54,420           $17,812         $144,469
                                                      ======           ======            ======          =======

                                                                     Interest Sensitivity

                                                    Variable           Fixed            Total
                                                    --------          -------          -------
Due in one year or less                            $  77,637         $  2,845         $  80,482
Due after one year                                    53,689           10,298            63,987
                                                     -------           ------           -------
                                                    $131,326          $13,143          $144,469
                                                     =======           ======           =======


                                       10

                                                                APPENDIX A
                                                                Continued

                                                                        NON-PERFORMING LOANS (a)
                                                                         (dollars in thousands)
                                                                           as of December 31
                                                                           ------------------

                                                        2000             1999              1998             1997             1996
                                                        ----             ----              ----             ----             ----
Loans past due 90 days or more:
   Commercial, financial and agricultural          $       8          $   146          $     47           $   53         $     20
   Mortgages                                             495              147               353              405              588
   Personal installment                                   98               73                34               72              189
   Other                                                  11               12                 7               21               11
                                                   ---------        ---------        ----------          -------        ---------
                                                         612              378               441              551              808
                                                    --------         --------          --------           ------         --------

Loans renegotiated with borrowers                        205              254               248              626              277

Loans on which accrual of interest has been discontinued:
    Commercial, financial and agricultural             1,364              435               866              926              791
     Mortgages                                         3,375            3,079             2,282            3,388            3,645
     Other                                               356              222               282              300              318
                                                    --------         --------          --------          -------         --------
                                                       5,095            3,736             3,430            4,614            4,754
                                                     -------          -------           -------           ------          -------
Other real estate owned                                  393              405               625              866              883
                                                    --------         --------          --------          -------         --------

Total                                                 $6,305           $4,773            $4,744           $6,657           $6,722
                                                       =====            =====             =====            =====            =====

     (a) The determination to discontinue the accrual of interest on non-performing loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.


The approximate amount that would have been accrued on those loans for which interest was discontinued in 2000 was $363,000. Interest income from these loans would have approximated $305,000 in 1999.

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

                                                                APPENDIX A
                                                               -----------
                                                                Continued

                                                         LOAN LOSS EXPERIENCE
                                                        (dollars in thousands)
                          For the years ended December 31, 2000, 1999, 1998, 1997, and 1996

                                                       2000               1999             1998                1997          1996
                                                       ----               ----             ----                ----          ----

Loans at year-end, net of unearned income            $692,515          $598,315         $502,262            $444,031       $408,242
                                                      =======           =======          =======             =======        =======
Average loans balance (a)                            $645,716          $548,293         $467,094            $421,283       $385,956
                                                      =======           =======          =======             =======        =======
Balance, allowance for loan losses,
          January 1                                $    7,456        $    6,954       $    6,270          $    5,561     $    4,955

Net charge-offs (b)                                    (1,293)             (796)            (780)               (608)          (961)

Provision for loan losses,                              2,308             1,298            1,464               1,317          1,567
                                                  -----------         ---------        ---------           ---------      ---------

Balance, allowance for loan losses,
          December 31                              $    8,471        $    7,456       $    6,954          $    6,270     $    5,561
                                                      =======           =======          =======             =======        =======
Net charge-offs to loans at year end                      .19%              .13%             .16%                .14%           .24%

Net charge-offs to average loans (a)                      .20%              .15%             .17%                .14%           .25%


Balance of allowance for loan losses
          to loans at year end                           1.22%             1.25%            1.38%               1.41%          1.36%

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

The amount of the allowance assigned to each component of the loan portfolio is derived from a combination of factors. Estimation methods and assumptions used in the process are received periodically by both management and a committee of the board of directors. In general, the allowance was not materially affected by changes in these estimation methods and assumptions during 2000.

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

During 2000 management deemed it appropriate to reduce the relative portion of the total allowance allocated to real estate-mortgage loans to 14% from 16% at year-end 1999. The corporation has accompanied the downward trends in the relationships of net charge-offs to average loans and non-performing loans with a reduction in the relationship of the allowance to total loans.

The provision for loan losses totaled $2,308,000 for the year ended December 31, 2000, compared to $1,298,000, $1,464,000, $1,317,000, and $1,567,000 for the
years ended December 31, 1999, 1998, 1997, and 1996, respectively. The relationship of the allowance for loan losses to loans at year end approximated 1.22% compared to ratios of 1.25% to 1.41% for the previous four years. In reviewing the adequacy of the allowance for loan losses, management considered the relationship of nonaccrual loans, renegotiated loans, other real estate owned, and accruing loans contractually past due 90 days or more to total assets. This relationship approximated .56%, .49%, .56%, .93%, and 1.03% at year-end 2000, 1999, 1998, 1997, and 1996, respectively.

                                                                      APPENDIX A
                                                                       Continued

                                                     LOANS CHARGED OFF AND RECOVERED
                                                         (dollars in thousands)
                                    For the years ended December 31, 2000, 1999, 1998, 1997, and 1996
                                    -----------------------------------------------------------------


                                                         2000             1999             1998               1997             1996
                                                         ----             ----             ----               ----             ----

Loans charged off:
   Commercial, financial and agricultural              $   252          $     78          $   138          $     83         $    165
   Real estate-mortgage                                    443               190              223               361              382
   Personal installment                                    103               883              820               926            1,327
   Other                                                   886                81               77                96               93
                                                      --------         ---------        ---------           -------          -------
Total                                                    1,684             1,232            1,258             1,466            1,967
                                                       -------           -------          -------             -----            -----
Loans recovered:
   Commercial, financial and agricultural                    3               137               53               428              336
   Real estate-mortgage                                     83                43              104                63              131
   Personal installment                                    295               239              296               343              509
   Other                                                    10                17               25                24               30
                                                     ---------         ---------        ---------         ---------        ---------
Total                                                      391               436              478               858            1,006
                                                      --------          --------         --------          --------          -------
    Net charge-offs                                     $1,293           $   796          $   780           $   608          $   961
                                                         =====             =====            =====             =====            =====


                                                              ALLOCATION OF
                                                       ALLOWANCE FOR LOAN LOSSES*
                                                         (dollars in thousands)
                                                            as of December 31

                                                            2000              1999            1998              1997          1996
                                                            ----              ----            ----              ----          ----

Loans:
   Commercial, financial and agricultural                 $4,360            $2,286           $2,199            $1,663        $1,541
    Real estate-construction                                   6                 2              ---               ---             2
    Real estate-mortgage                                   1,188             1,178            1,366             1,780         1,868
    Installment                                            1,293             1,203            1,161             1,458         1,125
    Unallocated                                            1,624             2,787            2,228             1,369         1,025
                                                         -------           -------          -------           -------      --------
Balance                                                   $8,471            $7,456           $6,954            $6,270        $5,561
                                                           =====             =====            =====             =====         =====

*See Schedule "Loan Account Composition" for the percent of loan classification to total loans.

                                                                      APPENDIX A
                                                                       Continued

                                                      MATURITY DISTRIBUTION OF TIME
                                                      DEPOSITS OF $100,000 OR MORE
                                                         (dollars in thousands)
                                                         as of December 31, 2000
                                                        -------------------------

                         Remaining to Maturity:
                         Less than three months                                              $15,267
                         Three months to six months                                           17,611
                         Six months to twelve months                                          20,520
                         More than twelve months                                              18,224
                                                                                            --------
                                                                                             $71,622
                                                                                              ======






                                                      MATURITY DISTRIBUTION OF ALL
                                                              TIME DEPOSITS
                                                         (dollars in thousands)
                                                         as of December 31, 2000
                                                        -------------------------


                         Remaining Maturity:
                               One year or less                                             $287,388
                               After one year through two years                               77,823
                               After two years through three years                            35,053
                               After three years through four years                           19,033
                               After four years through five years                            12,940
                               After five years                                                2,181
                                                                                         -----------
                                                                                            $434,418
                                                                                             =======


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

     The positive GAP between the Corporation's interest-earning assets and interest-bearing liabilities maturing or repricing within one year approximated 4% of total assets at December 31, 2000.

     Significant maturity/repricing assumptions (based on internal analysis) include the presentation of all savings, Money Market, and NOW accounts as being 32% interest rate sensitive . Equity securities are reflected in the shortest time interval. Assumed pay downs on mortgage-backed securities and loans have also been included in all time intervals.

     The  following  table sets for the  scheduled  repricing or maturity of the
Corporation's   interest-earning  assets  and  interest-bearing  liabilities  at
December 31, 2000.

                                                                      APPENDIX A
                                                                       Continued

Interest Rate Sensitivity
------------------------------------------------------------------------------------------------------------------------------------
At December 31, 2000                              1-90              90-180          180-365          1 year
Dollars in thousands                              days               days             days           or more            Total
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits in
   other banks                               $    2,275              ----             ----              ----        $    2,275
Investment securities                            62,048          $  2,334       $    5,590          $272,883           342,855
Loans, net of unearned income*                  183,678            79,068           88,405           341,364           692,515
Loans held for sale                               2,719              ----             ----              ----             2,719
------------------------------------------------------------------------------------------------------------------------------------
Total                                          $250,720          $ 81,402        $  93,995          $614,247        $1,040,364
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
Savings                                       $  65,525              ----             ----          $134,508        $  200,033
Time                                             60,141           $64,815         $109,034           128,806           362,796
Time in denominations of
   $100,000 or more                              15,267            17,611           20,520            18,224            71,622
Short-term borrowings                            21,593              ----             ----              ----            21,593
Long-term debt                                    1,934              ----             ----           223,000           224,934
------------------------------------------------------------------------------------------------------------------------------------
Total                                           164,460          $ 82,426        $ 129,554        $  504,538       $   880,978
------------------------------------------------------------------------------------------------------------------------------------

Interest Sensitivity Gap
Periodic                                      $  86,260          $ (1,024)        $(35,559)        $ 109,709
Cumulative                                                         85,236           49,677           159,386
Cumulative gap as a percentage
   of earning assets                                  8%                8%               5%               15%

*Does not include nonaccrual loans.

                                       17

                                                                      APPENDIX A
                                                                       Continued
Forward-Looking Statements:
--------------------------

     Certain statements in this document may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "expect", "estimate", "project", "anticipate", "should", "intend", "probability", "risk", "target", "objective", and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, the Corporation's potential exposures to various types of market risks such as interest rate risk and credit risk. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about key model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to: general economic conditions in market areas which the Corporation has significant business activities or investments; the monetary and interest rate policies of the Board of Governors of the Federal Reserve System; inflation; deflation; unanticipated turbulence in interest rates; changes in laws, environments; natural disasters; the inability to hedge certain risks economically; the adequacy of loan reserves; acquisitions or restructurings, technological changes in consumer spending and savings habits; and the success of the Corporation in managing the risks involved in the foregoing.

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

Interest Rate Indices
---------------------

     The Corporation's loans and mortgage-backed securities are primarily indexed to the national interest indices. When such loans and mortgage-backed securities are funded by interest-bearing liabilities which are determined by other indices, usually deposits and FHLB borrowings, a changing interest rate environment may result in different levels of changes in the indices leading to disproportionate changes in the value of, and net earnings generated from, the Corporation's financial instruments. Each index is unique and is influenced by different external factors, therefore, the historical relationships in various indices may not be indicative of the actual change which may result in a changing interest rate environment.

Interest Rate Sensitivity Measurement
-------------------------------------

     In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management also utilizes a report which measures the exposure of the Corporation's economic value of equity to interest rate risk. The model calculates the present value of assets, liabilities and equity at current interest rates, and at hypothetically higher and lower interest rates at one percent intervals. The present value of each major category of financial instruments is calculated by the model using estimated cash flows based on prepayments, early withdrawals, weighted average contractual rates and terms, and discount rates for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.

     The following table reflects the estimated present value of assets, liabilities and equity financial instruments using the model for Community Banks, Inc. as of December 31, 2000 consolidated with the estimated present values of other financial instruments of the Corporation, at current interest rates and hypothetically, higher and lower interest rates of one and two percent.

                                                                                            Base
                                                           -2%               -1%       Present Value          +1%              +2%
                                                    --------------------------------------------------------------------------------
                   Assets                                                         (dollars in thousands)
Cash, interest-bearing time deposits,
    and federal funds sold                          $     40,422      $     40,422     $     40,422    $     40,422     $     40,422
Investment securities                                    356,728           350,984          342,855         315,583          298,521
Loans, net of unearned income                            697,866           686,599          675,879         665,673          655,949
Loans held for sale                                        2,807             2,762            2,719           2,678            2,639
Other assets                                              51,332            51,332           51,332          51,332           51,332
                                                       ---------       -----------    -------------     -----------     ------------

     Total assets                                     $1,149,155        $1,132,099       $1,113,207      $1,075,688       $1,048,863
                                                       =========         =========        =========       =========        =========
               Liabilities
Deposits                                             $   785,871       $   781,121      $   776,428     $   771,791      $   767,209
Short-term borrowings                                     21,593            21,593           21,593          21,593           21,593
Long-term debt                                           233,625           229,184          224,895         220,753          216,751
Other liabilities                                          8,456             8,456            8,456           8,456            8,456
                                                     -----------       -----------      -----------     -----------      -----------

     Total liabilities                                 1,049,545         1,040,354        1,031,372       1,022,593        1,014,009
                                                     -----------       -----------      -----------     -----------      -----------

     Total stockholders' equity                           99,610            91,745           81,835          53,095           34,854
                                                     -----------       -----------      -----------     -----------      -----------
     Total liab. and stockholders'
        equity                                        $1,149,155        $1,132,099       $1,113,207      $1,075,688       $1,048,863
                                                     ===========       ===========      ===========     ===========      ===========


                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters:
-------  ---------------------------------------------------------------------

     Incorporated by reference is the information appearing under the heading "Market for the Corporation's Common Stock and Related Securities Holder
Matters" on page 26 of the Annual Report to Stockholders for the year ended December 31, 2000 (hereafter referred to as the "Annual Report").

Item 6.   Selected Financial Data
-------   -----------------------

     Incorporated by reference is the information appearing under the heading "Financial Highlights" on page 5 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:
-------  -----------------------------------------------------------

     Incorporated by reference is the information appearing under the headings "Rate/Volume Analysis"; "Average Balances, Effective Interest Differential and Interest Yields"; and "Management's's Discussion of Financial Condition and Results of Operations" on pages 21 through 26 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data:
-------  --------------------------------------------

     The consolidated financial statements,  together with the report thereon of
PricewaterhouseCoopers   LLP  dated  January  18,  2001,  are   incorporated  by
references to pages 6 through 20 of the Annual Report.

Item 9.  Disagreements on Accounting and Financial Disclosures:
-------  ------------------------------------------------------

          None.

                                    PART III

 Item 10.  Directors and Executive Officers of the Registrant:
---------  ---------------------------------------------------

     The following table sets forth the name and age of each director of Community Banks, Inc. as well as the director's business experience, including occupation for the past 5 years, the period during which he has served as a director of Community Banks, N.A. (Formerly Upper Dauphin National Bank), and the number and percentage of outstanding shares of Common Stock of the Bank beneficially owned by said directors as of December 31, 2000.

                                       Business Experience                                    Amount and            Percentage of
                                       Including Principal                                     Nature of             Outstanding
                                       Occupation for the              Director               Beneficial            Common Stock
 Name and Age                           Past Five Years                Since (1)              Ownership (2)             Owned
-------------                           ---------------                --------             -------------          ---------------

Ernest L. Lowe                         Chairman-CTY/CBNA/                1990                  55,236                    .78%
     Age 64                               PSB                                                     (8)
                                          Prior to 12/31/97
                                          Pres. of CTY &
                                          Ex.V.P. of CBNA

Eddie L. Dunklebarger                  President/CEO                     1998                 151,027                   2.15%
     Age 47                               CTY/CBNA/PSB                                           (15)
                                          Prior to 3/31/98
                                          Pres/CEO PSB

Thomas L. Miller                       Retired Chairman/                 1966                  73,421                   1.04%
     Age 68                               CEO of CTY &                                            (9)
                                          CBNA

Kenneth L. Deibler                     Self-Employed                     1966                  35,529                    .50%
     Age 78                               Insurance Broker
                                          Elizabethville, PA

Robert W. Rissinger                    Sec./Treasurer                    1968                 269,118                   3.82%
     Age 74                               Alvord Polk Tool Co.                                (3) (4)
                                          (Cutting Tools)
                                          Engle Rissinger Auto Group
                                          Millersburg, PA

Allen Shaffer                          Attorney-at-Law                   1961                  52,184                    .74%
     Age 75                               Millersburg and                                         (6)
                                          Harrisburg, PA




                                        Business Experience                                    Amount and           Percentage of
                                        Including Principal                                    Nature of             Outstanding
                                        Occupation for the               Director                Beneficial         Common Stock
 Name and Age                           Past Five Years                  Since (1)            Ownership (2)            Owned
-------------                           ---------------                  ---------            -------------       ------------------

James A. Ulsh                          Attorney-at-Law                     1977                  17,998                    .26%
     Age 54                               Mette, Evans &
                                          Woodside
                                          Harrisburg, PA

Samuel E. Cooper                       Retired Superintendent              1992                   2,415                    .03%
     Age 67                                Warrior Run School
                                           District
                                           Turbotville, PA

Susan K. Nenstiel                       Regional Dir. Of  Dev.             1996                     236                   ---
     Age 49                                Lutheran Welfare Serv.
                                           Hazleton, PA

Ronald E. Boyer                         President,                         1981                  25,874                    .37%
     Age 63                                Alvord-Polk Tool Co.                                   (5)
                                           (Manufacturing of Cutting tools)
                                           Millersburg, PA.

Peter DeSoto                            CEO, J.T. Walker                   1981                  48,697                    .69%
     Age 61                                Industries, Inc.
                                           (manufacturing of metal
                                           products)
                                           Elizabethville, PA

Thomas W. Long                          Partner                            1981                  10,591                    .15%
     Age 71                                Millersburg Hardware
                                           Millersburg PA

Donald  L. Miller                       President, Miller Bros.            1981                  97,023                   1.38%
     Age 71                                Dairy
                                           Millersburg, PA

Ray N. Leidich                          Retired Dentist                    1985                  74,390                   1.06%
     Age 72                                Tremont, PA                                            (7)



                                         Business Experience                                  Amount and           Percentage of
                                         Including Principal                                   Nature of            Outstanding
                                         Occupation for the             Director              Beneficial          Common Stock
 Name and Age                            Past Five Years                Since (1)            Ownership (2)            Owned
-------------                            ---------------                ---------            -------------     -------------------

John W. Taylor, Jr.                     President-Air Brake               1998                  22,343                  .32%
     Age 70                                & Power Equip. Co.                                    (12)

Earl L. Mummert                         Consulting Actuary                1998                  30,941                  .44%
     Age 56                                Conrad M. Siegel, Inc                                 (13)

Wayne H. Mummert                        Retired U.S. Postal               1998                  74,278                 1.06%
     Age 67                                Service/Farmer                                        (14)

(1) Includes  service as a director of CBNA  (formerly  Upper  Dauphin  National
Bank), a wholly-owned subsidiary of the Corporation, prior to 1983 and service as a director of the Corporation after 1983.

(2) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or children of the individual and any other relative who has the same home as such individual, as well as other securities which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after December 31, 2000. Beneficial ownership may be disclaimed as to certain of the securities.

(3) Includes 7,365 shares owned by Alvord-Polk Tool Co., Inc. the stock of which is held 50% by Robert Rissinger and 50% by Ronald E. Boyer.

(4) Includes 16,412 shares owned by Engle Ford, Inc., 48,070 shares owned by Mr. Rissinger's spouse, Shirley Rissinger, and 11,661 shares owned by Engle Ford, Inc. Profit Sharing Plan and 88,128 shares held by Mr. Rissinger's IRA.

(5) Includes 7,365 shares owned by Alvord-Polk Tool Co., Inc., the stock of which is held 50% by Robert W. Rissinger and 50% by Ronald E. Boyer, and 579 shares owned by Mr. Boyer's wife, Judith Boyer.

(6) Includes 4,784 shares owned by Mr. Shaffer's Retirement plan.

(7) Includes 37,195 shares owned by Dr. Leidich's wife, Dolores Leidich.

(8) Includes 205 shares owned by Mr. Lowe's wife, Barbara and 25 shares owned by Mr. Lowe's son and incentive stock options to acquire 36,920 shares, 228 shares held in Mr. Lowe's 401K and 1,613 shares held in his IRA.

(9) Includes incentive stock options to acquire 39,265 shares and 913 in his IRA.




(10) Includes incentive stock options to acquire 18,138 shares and 14 shares registered to Mr. Lawley for his minor children.

(11) Includes incentive stock options to acquire 7,430 shares and 80 shares held in his ESPP.

(12) Includes 1,333 shares owned by Mr. Taylor's wife, LouAnn and 953 shares in his IRA.

(13) Includes stock options to acquire 2,208 shares and 20,812 shares in Mr. Mummert's IRAs.

(14) Includes stock options to acquire 2,208 shares and 16,671 shares owned by Mr. Mummert's wife Shirley.

(15) Includes 348 shares owned by Mr. Dunklebarger's wife, Connie, 10,996 shares owned by Mr. Dunklebarger's children, 10,981 shares in his 401(k) plan, 9,549 shares in his IRA, and 88,007 stock options (ISO and NQ's) to acquire shares and 365 shares held in ESPP.

(16) Includes 4,426 shares in his 401(k) plan and 9,959 (ISO and NQ) stock options to acquire shares.

(17) Includes 5,723 shares in his 401(k) plan and 8,254 shares in his IRA, and 29,272 stock options to acquire shares and 275 shares held in ESPP.


Section 16(a) Beneficial Ownership Reporting Compliance

     In 2000, to the knowledge of the Corporation, all Executive Officers and directors timely filed all reports with the Securities and Exchange Commission.


     None of the directors or nominee directors are directors of other companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Executive Officers:

     The following table sets forth the executive officers of Community Banks, Inc., their ages, their positions with Community Banks, Inc. and the beneficial ownership (as determined in accordance with the rules and regulations of the Securities and Exchange Commission) of Common Stock of the Corporation owned by each of such persons as of December 31, 2000.

                                         Business Experience                                 Amount and         Percentage of
                                         Including Principal                                 Nature of           Outstanding
                                         Occupation for the                                  Beneficial         Common Stock
 Name and Age                            Past Five Years                Term (1)            Ownership (2)          Owned
-------------                            ---------------                --------            -------------     ----------------

Ernest L. Lowe                          Chairman-CTY/                    1985                  55,236                  .78%
     Age 64                                CBNA/PSB                                               (8)
                                           Prior to 12/31/97
                                           Ex. V.P. of CBNA &
                                           Pres. of CTY

Eddie L. Dunklebarger                   President/CEO                    1998                 151,027                 2.15%
     Age 47                                CTY/CBNA/PSB                                          (15)
                                           Prior to 3/31/98
                                           Pres/CEO of PSB

Terry L. Burrows                        Executive Vice President/        1977                  30,425                  .43%
     Age 52                                Finance                                               (11)

Robert W. Lawley                        Executive Vice President/        1980                  18,218                  .26%
     Age 46                                Operations                                            (10)

Anthony N. Leo                          Executive Vice President/        1998                  14,475                  .21%
     Age 40                                Fin. Services & Adm.                                  (16)

Jeffrey M. Seibert                      Executive Vice President/        1998                  51,850                  .73%
     Age 41                                Banking Services                                      (17)

(1) Initial year employed in this capacity.

     The following is all shares beneficially owned by all directors and executive officers of the Corporation as a group:



                                                                           Amount and Nature
                                                                            of Beneficial
                                                                            Ownership (1)(2)
                                                                            ---------------
                                                                                                                        Percent
              Title of Class                                Direct                      Indirect (3)                    of Class
              --------------                                ------                      -----------                     --------
               Common                                    1,062,176                        175,782                       16.96%

(1) See  footnote 2 on page 24.

(2) Included in these totals are shares held by director emeriti of the Corporation as follows: Leon E. Kocher - 29,991 shares which includes 13,563 shares held by Mr. Kocher's wife, Margaret. Joseph J. Monahan - 22,848 shares. Harry B. Nell - 36,215 shares which includes 917 shares held by Mr. Nell's wife, Helen, and stock options to acquire 2,208 shares.

(3) The 7,365 shares owned by Alvord-Polk, Inc. are counted only once in this total. Alvord-Polk, Inc. is 50% owned by Robert W. Rissinger and 50% owned by Ronald E. Boyer. Thus, these shares are indicated above as being beneficially owned by both Mr. Rissinger and Mr. Boyer.


Item 11.  Executive Compensation:
-------   ----------------------

     Information regarding executive compensation is omitted from this report as the holding company will file a definitive proxy statement for its annual meeting of shareholders to be held May 1, 2001; and the information included therein with respect to this item is incorporated herein by reference.

Pension Plan:
------------

     CBNA maintains a pension plan for some of its employees. Employees hired prior to December 31, 1998 became participants in the pension plan on January 1 or July 1 after completing one year of service (12 continuous months) and reaching age 21. The cost of the pension is actuarially determined and paid by CBNA. The amount of monthly pension is equal to 1.15% of average monthly pay up to $650, plus .60% of average monthly pay in excess of $650, multiplied by the number of years of service completed by an employee. The years of service for the additional portion are limited to a maximum of 37. Average monthly pay is based upon the 5 consecutive plan years of highest pay preceding retirement. The maximum amount of annual compensation used in determining retirement benefits is $170,000. A participant is eligible for early retirement after reaching age of 60 and completing five years of service. The early retirement benefit is the actuarial equivalent of the pension accrued to the date of early retirement. As of December 31, 2000 the following officers have been credited with the following years of service: Ernest L. Lowe-16 years of service, Robert W. Lawley-25 years of service, and Terry L. Burrows-27 years of service.

In 1999, the Board of Directors amended the plan so that pension benefits will be offset by employer contributions to the CTY 401(k) Plan. Employees hired after 12/31/98 are not eligible to participate in the CBNA Pension Plan. The amounts shown on the following table assumes an annual retirement benefit for an employee who chose a straight life annuity and who will retire at age 65. These amounts are offset for the employer contribution in the 401(k) Plan.



                                                         PENSION PLAN TABLE
                                                          Years of Service
------------------------------------------------------------------------------------------------------------------------------------
                                       15                20               25               30               35                40
------------------------------------------------------------------------------------------------------------------------------------
Remuneration

$35,000......................       $ 8,486           $11,314          $14,143           $16,971          $19,800          $ 22,138
$55,000......................       $13,736           $18,314          $22,893           $27,471          $32,050          $ 35,778
$75,000......................       $18,986           $25,314          $31,643           $37,971          $44,300          $ 49,418
$95,000......................       $24,236           $32,314          $40,393           $48,471          $56,550          $ 63,058
$115,000....................        $29,486           $39,314          $49,143           $58,971          $68,800          $ 76,698
$135,000....................        $34,736           $46,314          $57,893           $69,471          $81,050          $ 90,338
$150,000....................        $38,673           $51,564          $64,455           $77,346          $90,237          $100,568
$175,000....................        $41,298           $55,064          $68,830           $82,596          $96,362          $107,388
$200,000....................        $41,298           $55,064          $68,830           $82,596          $96,362          $107,388
$225,000....................        $41,298           $55,064          $68,830           $82,596          $96,362          $107,388
$250,000....................        $41,298           $55,064          $68,830           $82,596          $96,362          $107,388
$275,000....................        $41,298           $55,064          $68,830           $82,596          $96,362          $107,388


Directors' Compensation:
-----------------------

     Each director of the Corporation is paid a quarterly fee of $750.00. In addition, each outside director receives a fee of $250.00 for attendance at the regular quarterly meetings of the Board of Directors of the Corporation. Each director who is not an executive officer also receives $250.00 for attendance at each committee meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management:
--------  ---------------------------------------------------------------

        Refer to Item 10 on pages 22 through 27.

Item 13.  Certain Relationships and Related Transactions:
--------  -----------------------------------------------

        (a) Transaction with Management and Others
            --------------------------------------
     Incorporated by reference is the information appearing in Note 12 (Related Parties) of Notes to Consolidated Financial Statements on page 17 of the Annual Report.

     (b) Certain  Business  Relationships
         --------------------------------

     Allen Shaffer, a director of the Corporation, is an attorney practicing in Harrisburg and Millersburg, Pennsylvania, who has been retained in the last fiscal year by the Corporation and who the Corporation proposes to retain in the current fiscal year. James A. Ulsh, a director of the Corporation, is a shareholder/employee of the law firm of Mette, Evans, & Woodside, Harrisburg, Pennsylvania, which the Corporation has retained in the last fiscal year and proposes to retain in the current fiscal year. Thomas J. Carlyon, a director of CBNA , is a partner in the law firm of Carlyon & McNelis, Hazleton, Pennsylvania, which the Corporation has retained in the last fiscal year and proposes to retain in the current fiscal year. Earl L. Mummert, a director of the Corporation, is an actuarial consultant with Conrad M. Siegel, Inc., Harrisburg, Pennsylvania, which provides actuarial services to the Corporation.

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

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K:
--------  -----------------------------------------------------------------

                                                                                                Reference (page)
(a) (1)    Consolidated Financial Statements                                              Form                Annual Report to
              Report of Independent Public                                                10-K                  Shareholders
                                                                                          ----                 ------------
                Accountants                                                                ---                      20

           Balance Sheets as of December 31, 2000
              and 1999                                                                     ---                       6

           Statements of Income for each of the three years
              ended December 31, 2000                                                      ---                       7

           Statements of Changes in Stockholders' Equity
              for each of the three years ended
              December 31, 1999.                                                           ---                       8

           Statements of Cash Flows for each of the three
              years ended December 31, 2000.                                               ---                       9

           Notes to Financial Statements                                                   ---                   10-20

          All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission on the schedule.

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

               (21)  Subsidiaries of the Registrant (See Item 1, pages 2 and 3.)
               (b) The registrant did not file on Form 8-K during the fourth calendar quarter of the year ending December 31, 2000


                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8(File No. 333- 37236 and File No. 333-37232) of Community Banks, Inc. of our report dated January 18, 2001 relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

One South Market Square
Harrisburg, Pennsylvania
March 26, 2001

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Community Banks, Inc.

                              By: (Ernest L. Lowe)
                               ------------------
                                (Ernest L. Lowe)
                       Chairman of the Board and Director


Date: March 6, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


(Terry L. Burrows)                   Ex. Vice President and              2/13/01
------------------
(Terry L. Burrows)                   Chief Financial Officer

(Ronald E. Boyer)                    Director                            2/13/01
------------------
(Ronald E. Boyer)

(Samuel E. Cooper)                   Director                            2/13/01
------------------
(Samuel E. Cooper)

(Kenneth L. Deibler)                 Director                            2/13/01
--------------------
(Kenneth L. Deibler)

(Peter DeSoto)                       Director                            2/13/01
--------------------
(Peter DeSoto)

(Eddie L. Dunklebarger)              President & CEO and                 2/13/01
-----------------------
(Eddie L. Dunklebarger)              Director

(Ray N. Leidich)                     Director                            2/13/01
-----------------
(Ray N. Leidich)

(Thomas W. Long)                     Director                            2/13/01
-------------------
(Thomas W. Long)

(Donald L. Miller)                   Director                            2/13/01
--------------------
(Donald L. Miller)

(Thomas L. Miller)                   Director                            2/13/01
-------------------
(Thomas L. Miller)

(Earl L. Mummert)                    Director                            2/13/01
-------------------
(Earl L. Mummert)

(Wayne H. Mummert)                   Director                            2/13/01
-------------------
(Wayne H. Mummert)

(Susan K. Nenstiel)                  Director                            2/13/01
-------------------
(Susan K. Nenstiel)

(Robert W. Rissinger)                Director                            2/13/01
---------------------
(Robert W. Rissinger)

(Allen Shaffer)                      Director                            2/13/01
--------------------
(Allen Shaffer)

(John W. Taylor, Jr.)                Director                            2/13/01
---------------------
(John W. Taylor, Jr.)

(James A. Ulsh)                      Director                            2/13/01
---------------------
(James A. Ulsh)

Report of Independent Accountants

Board of Directors and Shareholders
Community Banks, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Community Banks, Inc. (Corporation) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS, L.L.P.


Harrisburg, Pennsylvania
January 18, 2001

Community Banks, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
At December 31, 2000 and 1999
(dollars in thousands except per share data)

                                                                   2000                  1999
                                                             -----------------------------------
ASSETS

Cash and due from banks..............................      $     38,147             $  29,094
Interest-bearing time deposits in other banks........             2,275                 1,789
Investment securities, available for sale (market value)        342,855               312,075
Federal funds sold...................................               ---                 2,050
Loans................................................           696,499               596,301
Less:    Unearned income.............................            (3,984)               (6,986)
         Allowance for loan losses...................            (8,471)               (7,456)
                                                           ------------          ------------
         Net loans...................................           684,044               581,859
Premises and equipment, net..........................            18,217                15,385
Goodwill.............................................               183                   424
Other real estate owned..............................               393                   405
Loans held for sale..................................             2,719                 4,004
Accrued interest receivable and other assets.........            32,539                24,739
                                                           ------------          ------------
     Total assets....................................        $1,121,372              $971,824
                                                               ========               =======
LIABILITIES

Deposits:
     Demand (Non-interest bearing)...................       $   144,795             $  55,330
     Savings.........................................           200,033               266,464
     Time............................................           362,796               329,221
     Time in denominations of $100 or more...........            71,622                42,421
                                                          -------------           -----------
     Total deposits..................................           779,246               693,436
Short-term borrowings................................            21,593                 3,338
Long-term debt.......................................           224,934               197,000
Accrued interest payable and other liabilities.......             8,456                 6,969
                                                         --------------          ------------
     Total liabilities...............................         1,034,229               900,743
                                                            -----------            ----------

STOCKHOLDERS' EQUITY

Preferred stock, no par value;
     500,000 shares authorized;
     no shares issued and outstanding................               ---                   ---
Common stock,  $5.00 par value; 20,000,000 shares
     authorized; 7,340,000 and 6,976,000 shares
     issued, respectively............................            36,701                34,878
Surplus..............................................            29,155                24,259
Retained earnings....................................            28,145                26,379
Accumulated other comprehensive loss, net
     of tax benefit of  $499 and $5,841,
     respectively....................................              (926)              (10,847)
Less: Treasury stock of 300,000 and 175,000
     shares at cost, respectively....................            (5,932)               (3,588)
                                                         --------------           -----------
     Total stockholders' equity......................            87,143                71,081
                                                          -------------            ----------
     Total liabilities and stockholders' equity......        $1,121,372              $971,824
                                                               ========               =======

The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, 2000, 1999, and 1998 (dollars in thousands except per share data)

                                                               2000            1999          1998
                                                            ----------------------------------------

Interest income:
     Interest and fees on loans......................         $56,807        $46,405        $41,306
     Interest and dividends on investment securities:
         Taxable.....................................          17,968         14,844         11,325
         Tax-exempt..................................           4,417          4,709          3,795
     Other interest income...........................              57             78             80
     Fed funds interest..............................             329            228            494
                                                          -----------     ----------     ----------
         Total interest income.......................          79,578         66,264         57,000
                                                             --------        -------       --------

Interest expense:
     Interest on deposits:
         Savings.....................................           5,310          5,575          5,479
         Time........................................          20,270         15,501         13,459
         Time in denominations of $100 or more.......           3,572          1,914          1,580
     Interest on short-term borrowings and
         long-term debt..............................          11,280          7,670          4,975
     Fed funds purchased and repo interest...........           1,288          1,553          1,394
                                                            ---------      ---------      ---------
         Total interest expense......................          41,720         32,213         26,887
                                                             --------        -------       --------
         Net interest income.........................          37,858         34,051         30,113
Provision for loan losses............................           2,308          1,298          1,464
                                                            ---------      ---------      ---------
         Net interest income after provision for
           loan losses...............................          35,550         32,753         28,649
                                                             --------        -------       --------

Other income:
     Income from fiduciary related activities........             527            458            302
     Service charges on deposit accounts.............           2,518          2,077          1,584
     Other service charges, commissions and fees.....           1,502            984            731
     Investment security gains.......................             469            251            575
     Insurance premiums income.......................           1,201            710            661
     Gains on loan sales.............................             400            607            634
     Other income....................................             746            581            473
                                                           ----------     ----------     ----------
         Total other income..........................           7,363          5,668          4,960
                                                            ---------      ---------      ---------

Other expenses:
     Salaries and employee benefits..................          13,899         12,436         10,380
     Net occupancy expense...........................           3,864          3,377          3,202
     Operating expenses of insurance subsidiary......             586            497            472
     Other operating expense.........................           7,425          6,627          5,971
                                                            ---------      ---------      ---------
         Total other expenses........................          25,774         22,937         20,025
                                                             --------       --------       --------
         Income before income taxes..................          17,139         15,484         13,584
Provision for income taxes...........................           4,288          3,681          3,534
                                                            ---------      ---------      ---------
         Net income..................................         $12,851        $11,803        $10,050
                                                               ======         ======         ======

Basic earnings per share.......................... 1]       $    1.82      $    1.65      $    1.40
                                                               ======         ======         ======

Diluted earnings per share.........................1]       $    1.79      $    1.62      $    1.36
                                                               ======         ======         ======

1] Per share data for all periods has been restated to reflect stock dividends and splits. The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2000, 1999, and 1998 (dollars in thousands except per share data)

                                                                                  Accumulated
                                                                                     Other                    Total
                                                Common                Retained   Comprehensive  Treasury   Stockholders'
                                                Stock      Surplus    Earnings      Income       Stock        Equity
                                               -------------------------------------------------------------------------------------

Balance, December 31, 1997...................   $22,028    $28,645    $21,219     $  3,237    $(1,116)      $74,013
     Comprehensive income:
         Net income..........................                          10,050                                10,050
         Change in unrealized gain (loss) on
         securities, net of tax of $(231) and
         reclassification adjustment of $575.                                         (448)                    (448)
                                                                                                             ------
         Total comprehensive income..........                                                                 9,602
Cash dividends ($.56 per share)..............                          (4,103)                               (4,103)
3 for 2 stock split  (2,205,000 shares)......    11,024    (11,024)
Net increase in treasury stock (40,000 shares)                                                   (966)         (966)
Issuance of additional shares (21,000 shares).                 105        368         (143)                     330
                                                 ------     ------     ------       ------     ------        ------

Balance, December 31, 1998...................    33,157     17,989     27,023        2,789     (2,082)       78,876
     Comprehensive income:
         Net income..........................                          11,803                                11,803
         Change in unrealized gain (loss) on
         securities, net of tax of $(7,278) and
         reclassification adjustment of $251  .                                    (13,636)                 (13,636)
                                                                                                             ------
         Total comprehensive loss............                                                                (1,833)
Cash dividends ($.60 per share)..............                          (4,343)                               (4,343)
5% stock dividend (323,000 shares)...........     1,616      6,080     (7,696)
Net increase in treasury stock (82,000 shares).                                                (1,885)       (1,885)
Issuance of additional shares (21,000 shares)       105        190       (408)                    379           266
                                                 ------     ------     ------       ------     ------        ------

Balance, December 31, 1999..................     34,878     24,259     26,379      (10,847)    (3,588)       71,081
     Comprehensive income:
         Net income..........................                          12,851                                12,851
         Change in unrealized gain (loss) on
         securities, net of tax of $5,342  and
         reclassification adjustment of $469  .                                      9,921                    9,921
                                                                                                             ------
         Total comprehensive income..........                                                                22,772
Cash dividends ($.64 per share)..............                          (4,600)                               (4,600)
5% stock dividend (348,000 shares)..........      1,740      4,612     (6,352)
Net increase in treasury stock (125,000 shares).                                               (2,344)       (2,344)
Issuance of additional shares (16,000 shares)        83        284       (133)                                  234
                                                 ------     ------     ------       ------     ------        ------

Balance, December 31, 2000. . . . . . . . .     $36,701    $29,155    $28,145       $ (926)   $(5,932)      $87,143
                                                 ======     ======     ======       ======     ======        ======

Per share data for all periods has been restated to reflect stock dividends and splits. The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2000, 1999, and 1998 (in thousands)

                                                                           2000             1999             1998
                                                                       ----------------------------------------------

Operating Activities:
     Net income...............................................        $   12,851          $11,803           $10,050
     Adjustments to reconcile net income to net
         cash provided by operating activities:...............
         Provision for loan losses............................             2,308            1,298             1,464
         Depreciation and amortization........................             3,284            1,706             1,656
         Amortization of goodwill.............................               241              241               241
         Investment security gains............................              (469)            (251)             (575)
         Loans originated for sale............................           (23,440)         (33,285)          (38,348)
         Proceeds from sales of loans.........................            25,125           33,207            38,304
         Gains on loan sales..................................              (400)            (607)             (634)
         Change in other assets, net..........................           (12,575)          (1,587)           (3,769)
         Increase in accrued interest payable and other
           liabilities, net...................................             1,487              423               340
                                                                     -----------     ------------       -----------
              Net cash provided by operating activities.......             8,412           12,948             8,729
                                                                     -----------        ---------        ----------

Investing Activities:
     Net (increase)decrease in interest-bearing time
       deposits in other banks................................              (486)            (531)            1,148
     Proceeds from sales of investment securities.............            28,343           38,136            25,310
     Proceeds from maturities of investment securities........             9,540           26,984            80,425
     Purchases of investment securities.......................           (54,486)        (105,316)         (179,097)
     Net increase in total loans..............................          (105,048)         (88,430)          (59,991)
     Net increase in premises and equipment...................            (4,561)          (2,888)           (1,896)
                                                                     -----------       ----------        ----------
              Net cash used in investing activities...........          (126,698)        (132,045)         (134,101)
                                                                       ---------         --------          --------

Financing Activities:
     Net increase in total deposits...........................            85,810           97,531            46,150
     Net increase (decrease) in short-term borrowings.........            18,255           (4,572)           (2,630)
     Proceeds from issuance of long-term debt.................           146,934           40,000            88,720
     Repayment of long-term debt..............................          (119,000)          (4,000)           (5,000)
     Cash dividends...........................................            (4,600)          (4,343)           (4,103)
     Purchases of treasury stock..............................            (2,344)          (1,885)             (966)
     Proceeds from issuance of common stock...................               234              266               330
                                                                    ------------      -----------       -----------
              Net cash provided by financing activities.......           125,289          122,997           122,501
                                                                       ---------         --------          --------
              Increase (decrease) in cash and cash equivalents             7,003            3,900            (2,871)

Cash and cash equivalents at beginning of year................            31,144           27,244            30,115
                                                                      ----------        ---------        ----------
Cash and cash equivalents at end of year......................         $  38,147         $ 31,144          $ 27,244
                                                                         =======           ======            ======

The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation:
       ---------------------------------------

     Community Banks, Inc. (Corporation) is a financial holding company whose wholly-owned subsidiaries include Community Banks, N.A. (CBNA), Peoples State Bank (PSB), Community Banks Investments, Inc. (CBII) and Community Banks Life Insurance Company (CBLIC). All significant intercompany transactions have been eliminated. The Corporation operates through its main office in Millersburg, Pennsylvania, and through 35 branch banking offices located in Adams, Cumberland, Dauphin, Luzerne, Northumberland, Schuylkill, Snyder, and York Counties in Pennsylvania. Community Banks, Inc.'s primary source of revenue is
derived  from  loans  to   customers,   who  are   predominantly   middle-income
individuals.

2.     Summary of Significant Accounting Policies:
       -------------------------------------------

   The more significant accounting policies of the Corporation are:

                             Investment Securities:

     The Corporation classifies debt and equity securities as either "held-to-maturity," "available-for-sale," or "trading." Investments for which management has the intent, and the Corporation has the ability, to hold to maturity are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally on the interest method. Securities bought and held primarily for the purpose of selling them in the near term are classified as "trading" and reported at fair value. Changes in unrealized gains and losses on "trading" securities are recognized in the Consolidated Statements of Income. At December 31, 2000 and 1999, there were no securities identified as "held-to- maturity" or "trading." All other securities are classified as "available-for-sale" securities and reported at fair value. Changes in unrealized gains and losses for "available-for-sale" securities, net of applicable taxes, are recorded as a component of stockholders' equity. Quoted market values, when available, are used to determine the fair value of "available-for-sale". If quoted market prices are not available, then fair values are estimated using quoted prices of instruments with similiar characteristics.

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

                           Allowance for Loan Losses:

     The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     A loan is  considered  impaired  when,  based on  current  information  and events,  it is  probable  that the  Corporation  will be unable to  collect  the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans over $250,000 by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loans's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large  groups  of  smaller  balance   homogeneous  loans  are  collectively
evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

     Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When an impaired loan or portion of an impaired loan is determined to be uncollectible, the portion deemed uncollectible is charged against the related valuation allowance, and subsequent recoveries, if any, are credited to the valuation allowance.

                             Premises and Equipment:

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the related assets as follows: banking premises, 20 to 40 years, furniture, fixtures, and equipment, 3 to 5 years. Leasehold improvements are amortized over the shorter of the lease term or 20 years. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recovered. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal.

                                    Goodwill:

     Goodwill, which represents the excess of purchase price including acquisition costs over the fair market value of net assets acquired under the purchase method of accounting, is amortized on a straight-line basis over 15 years. Periodically, the Corporation re-evaluates goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded asset costs.

                                  Pension Plan:

     The Corporation has a noncontributory defined benefit pension plan covering substantially all CBNA employees. Pension costs are funded currently subject to the full funding limitation imposed under federal income tax regulations. The defined benefit pension plan was amended during 2000 to disallow the admittance of any future participants into the plan; however, previous plan participants are still accruing benefits under the plan. The Corporation maintains a 401(k) savings plan covering substantially all employees which allows employees to invest a percentage of their earnings, matched to a certain amount specified by the Corporation. Contributions to the savings plan which are included in salaries and benefits expense amounted to $814,000 in 2000, $645,000 in 1999, and $212,000 in 1998.

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

                            Interest Income on Loans:

     Interest income on commercial, consumer, and mortgage loans is recorded on the interest method. Nonaccrual loans are those on which the accrual of interest has ceased and where all previously accrued and unpaid interest is reversed. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due 90 days or more and the collateral may be inadequate to recover principal and interest, or immediately, if in the opinion of management, full collection is doubtful. Generally, the uncollateralized portions of consumer loans past due 90 days or more are charged-off. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Subsequent cash payments received either are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest. (See also Note 5). Loan origination fees and certain direct origination costs are being deferred and the net amount amortized as an adjustment of the yield on the related loan under the interest method, generally over the contractual life.

                            Other Real Estate Owned:

     Real estate acquired through foreclosure is carried at the lower of the recorded amount of the loan for which the foreclosed property previously served as collateral or the current appraised value of the property at transfer date less estimated selling cost. Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised value of the real estate to be acquired by charging the allowance for loan losses. During 2000, 1999, and 1998 transfers from loans to real estate acquired through foreclosure totaled $555,000, $581,000, and $980,000, respectively.

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

                            Statement of Cash Flows:

     Cash and cash equivalents included cash and due from banks and federal funds sold. The Corporation made cash payments of $4,585,000, $3,805,000, and $4,436,000, and $41,031,000, $31,786,000, and $26,011,000 for income taxes and interest, respectively, in 2000, 1999, and 1998.

                               Segment Reporting:

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") became effective in 1998. This statement requires that public business enterprises report financial and descriptive information about its reportable operating segments. Based on the guidance by the statement, the Corporation has determined their only reportable segment is Community Banking. The Corporation's non-banking activities have been determined to be insignificant and do not require a separate disclosure.

                              Comprehensive Income:

     The Corporation reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Components of comprehensive income, as detailed in the Consolidated Statements of Changes in Stockholders' Equity, are net of tax. Comprehensive income includes a reclassification adjustment for net realized investment gains included in net income of $469,000, $251,000, and $575,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

                        Recent Accounting Pronouncements:

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" in September of 2000. This Statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This Statement is not effective for transfers until after March 31, 2001, however the disclosure requirements relating to securitization transactions and collateral are effective for fiscal years ending after December 31, 2000. Management has reviewed the Statement and has determined that the Statement will have no impact on the Corporation's financial condition or results of operations and that no additional disclosure is required.

     In March of 2000, the FASB issued FASB Interpretation Number ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25". The FIN clarifies the application of Accounting Practice Bulletin ("APB") 25 for only certain issues, and does not address any issues related to the application of the fair value method in SFAS 123. The Interpretation clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This FIN was effective for the third quarter of 2000 and had no material effect on the Corporation's financial condition or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which, as amended, is effective for calendar year-end registrants for their December 31, 2000 financial statements. This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Corporation has implemented SAB 101 for their December 31, 2000 financial statements, with no material impact on the Corporation's revenue recognition policies and procedures.

          Use of Estimates in the Preparation of Financial Statements:

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.    Investment Securities:
      ---------------------

     The amortized cost and fair value of investment securities at December 31, 2000 and 1999 are as follows:

                                                              2000                                         1999
                                            ----------------------------------------------------------------------------------------
                                                             Gross       Gross                          Gross        Gross
                                                Amortized  Unrealized  Unrealized   Fair   Amortized  Unrealized  Unrealized    Fair
                                                   Cost       Gains      Losses      Value   Cost       Gains      Losses      Value
                                            ----------------------------------------------------------------------------------------
                                                                              (in thousands)

U.S. government corporations and agencies        $129,200   $   170    $ (3,260)  $126,110  $132,661  $   336   $(9,078)   $123,919
Mortgage-backed U.S. government agencies.          59,827       311        (441)    59,697    61,788       40    (2,867)     58,961
Obligations of states and political subdivisions   95,376     2,266      (1,027)    96,615    84,778      214    (6,139)     78,853
Corporate securities.....................          38,447     1,126        (930)    38,643    31,739      333      (196)     31,876
Equity securities........................          21,430       744        (384)    21,790    17,797    1,015      (346)     18,466
                                                 --------   -------    ---------  --------  --------  -------   --------   --------

       Total.............................        $344,280    $4,617    $ (6,042)  $342,855  $328,763   $1,938  $(18,626)   $312,075
                                                  =======     =====      ======    =======   =======    =====    ======     =======

     The amortized cost and fair value of all investment securities at December 31, 2000 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.


                                                     Amortized               Fair
                                                       Cost                  Value
                                                     ------------------------------------------
                                                             (in thousands)

Due in one year or less........................    $   16,206           $   15,950
Due after one year through five years..........        23,642               23,799
Due after five years through ten years.........        70,251               69,819
Due after ten years............................       152,924              151,800
                                                   ----------          -------------
                                                      263,023              261,368
Mortgage-backed securities.....................        59,827               59,697
Equity securities..............................        21,430               21,790
                                                   -----------         -------------
                                                    $ 344,280             $342,855
                                                      =======              =======



     Proceeds from sales of investments in debt securities were $27,565,000, $37,628,000 and $24,279,000 in 2000, 1999, and 1998, respectively. Gross investment security gains and losses of $722,000 and $253,000, respectively were recognized in 2000. Gross gains and losses of $607,000 and $356,000, respectively, were recognized in 1999. Gross gains and losses of $592,000 and $17,000, respectively were recognized in 1998.

     At December 31, 2000 and 1999, investment securities with carrying amounts of approximately $234,493,000 and $154,984,000, respectively, were pledged to collateralize public deposits and for other purposes as provided by law.

     Equity securities include Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock which represents equity interests in the FHLB and the FRB, however, it does not have a readily determinable fair value because ownership is restricted and can be sold back only to the FHLBs, FRB, or to another member institution.

4.   Loans:
     -----

     The composition of loans outstanding by lending classification is as follows:

                                                            December 31
                                                     --------------------------
                                                         2000             1999
                                                     --------------------------
                                                            (in thousands)

Commercial, financial and agricultural..............   $124,239         $100,970
Real-estate-construction............................     20,230           14,670
Real-estate-mortgage................................    434,315          362,297
Personal installment................................    107,554          109,841
Other...............................................     10,161            8,523
                                                     ----------      -----------
                                                       $696,499         $596,301
                                                        =======          =======


     Loans held for resale amounted to $2,719,000 and $4,004,000 at December 31, 2000 and 1999, respectively. These loans are primarily fixed-rate mortgages and education loans.

5.   Allowance for Loan Losses:

     Changes in the allowance for loan losses are as follows:

                                                                             December 31
                                                              ---------------------------------------------------
                                                                  2000           1999           1998
                                                              ---------------------------------------------------
                                                                            (in thousands)


Balance, January 1....................................          $7,456          $6,954         $6,270
Provision for loan losses.............................           2,308           1,298          1,464
Loan charge-offs......................................          (1,684)         (1,232)        (1,258)
Recoveries    ........................................             391             436            478
                                                              --------        --------       --------
Balance, December 31..................................          $8,471          $7,456         $6,954
                                                                 =====           =====          =====



                                                          NONPERFORMING LOANS (a)
                                                           AND OTHER REAL ESTATE


                                                                       December 31
                                                            --------------------------------
                                                                  2000           1999
                                                            --------------------------------
                                                                      (in thousands)


Loans past due 90 days or more and still accruing interest:
     Commercial, financial and agricultural...........           $   8           $ 146
     Mortgages. . . . ................................             495             147
     Personal installment.............................              98              73
     Other............................................              11              12
                                                             ---------       ---------
                                                                   612             378
                                                              --------        --------

Restructured Loans                                                 205             254
                                                              --------        --------

Loans on which accrual of interest has been discontinued:
     Commercial, financial and agricultural...........           1,364             435
     Mortgages........................................           3,375           3,079
     Other............................................             356             222
                                                              --------        --------
                                                                 5,095           3,736
                                                               -------         -------
Other real estate.....................................             393             405
                                                              --------        --------
     Total............................................          $6,305          $4,773
                                                                 =====           =====

(a) The determination to discontinue the accrual of interest on nonperforming loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

Impaired Loans
--------------

     At December 31, 2000 and 1999, the recorded investments in loans for which impairment has been recognized totaled $2,877,000 and $1,886,000, respectively, none of which related to loans requiring a valuation allowance. For the years ended December 31, 2000 and 1999, the average recorded investments in impaired loans approximated $2,630,000 and $1,814,000, respectively. Interest recognized on impaired loans on the cash basis for the years ending December 31, 2000 and 1999 was not significant.

6.   Premises and Equipment:
     -----------------------
     Premises and equipment are comprised of the following:

                                                                            December 31
                                                                      -------------------------
                                                                         2000           1999
                                                                      -------------------------
                                                                          (in thousands)

Banking premises.................................................     $19,576         $16,885
Furniture, fixtures, and equipment...............................      14,514          12,510
Leasehold improvements...........................................         438             439
                                                                     --------         -------
                                                                       34,528          29,834
Less accumulated depreciation and amortization..................      (16,311)        (14,449)
                                                                      -------        --------
                                                                      $18,217         $15,385
                                                                       ======          ======

     Depreciation and amortization expense charged to operations amounted to approximately $1,881,000, $1,706,000, and $1,656,000 in 2000, 1999, and 1998,
respectively.

7.  Short-Term Borrowings and Long-Term Debt:
    -----------------------------------------

     Short-term borrowings consist of the following:

                                                                            December 31
                                                                      -------------------------
                                                                          2000         1999
                                                                      -------------------------
                                                                          (in thousands)

Securities sold under agreements to repurchase,
5.41% and 4.41% in 2000 and 1999, respectively...................    $  1,886          $1,328
Federal funds purchased, 6.64% in 2000...........................      18,200             ---
Treasury tax and loan note option account,
5.41% and 4.54% in 2000 and 1999, respectively...................       1,507           2,010
                                                                     --------         -------
                                                                      $21,593          $3,338
                                                                       ======           =====

     Interest   incurred  on  Federal  funds  purchased  and  other   short-term
borrowings amounted to $560,000, $386,000, and $298,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     At December 31, 2000, long-term debt consists of long-term advances from the FHLB of Pittsburgh totaling $213,000,000 and repurchase agreements totaling $11,934,000. The long-term advances were issued under variable and fixed rates and are due to mature from 2002 to 2010. Monthly payments of interest are required to be paid to the Federal Home Loan Bank at rates ranging from 4.71% to 6.66% for variable advances, with principal due at maturity. Quarterly payments of interest are required to be paid on the repurchase agreements at a fixed rate, presently 5.57%, with principal due at maturity. Interest on long-term debt amounted to $12,008,000, $8,837,000, and $6,071,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     Maturities on long-term debt at December 31, 2000 are as follows:

     2001.............................         $    11,934,000
     2002.............................         $    10,000,000
     2003.............................         $     5,000,000
     2004.............................         $           ---
     2005.............................         $           ---
     Subsequent to 2005...............         $   198,000,000


8.   Pension Plan:

     The following table sets forth the pension plan's funded status and pension cost at and for the years ended December 31, 2000, 1999, and 1998.

                                                                                          2000             1999              1998
                                                                                      ----------------------------------------------
                                                                                                    (in thousands)
Changes in benefit obligation:
Projected benefit obligation at beginning of year.................................       $5,079           $5,934            $4,461
Service cost......................................................................          109              130               244
Interest cost.....................................................................          349              300               310
Distributions.....................................................................         (170)            (171)             (128)
Change due to change in assumptions...............................................          ---             (369)              299
Change due to plan amendment......................................................          ---           (1,235)              215
Experience loss...................................................................           53              490               533
                                                                                      ---------         --------          --------
Projected benefit obligation at end of year.......................................       $5,420           $5,079            $5,934
                                                                                          =====            =====             =====
Change in plan assets:
Fair value of plan assets at beginning of year....................................       $5,198           $5,070            $4,546
Employer contributions............................................................          ---              ---               355
Actual return on assets...........................................................          366              299               297
Distributions.....................................................................         (170)            (171)            (128)
                                                                                       --------         --------           ------
Fair value of plan assets at end of year, primarily listed stocks,
     corporate, and US bonds......................................................       $5,394           $5,198            $5,070
                                                                                          =====            =====             =====
Funded status at end of year......................................................     $    (26)         $   119           $  (864)
Unrecognized net transition asset.................................................          (13)             (21)              (29)
Unrecognized prior service cost...................................................         (887)            (997)              128
Unrecognized net loss.............................................................        1,836            1,820             1,679
                                                                                        -------          -------           -------
End of year prepaid pension cost..................................................     $    910          $   921           $   914
                                                                                          =====            =====             =====

Discount rate.....................................................................          7.0%             7.0%              6.5%
Expected return on plan assets....................................................          9.0%             9.0%              9.0%
Rate of compensation increase.....................................................          4.0%             4.0%              4.0%

Components of net periodic benefit cost:
Service cost......................................................................      $   109          $   130           $   244
Interest cost.....................................................................          349              300               310
Actual return on plan assets......................................................         (366)            (299)             (297)
Amortization of unrecognized net transition (asset) or obligation.................           (8)              (8)               (8)
Amortization of unrecognized prior service cost...................................         (110)            (110)               (8)
Amortization of unrecognized net (gain) or loss...................................          130              119                48
Asset gain or (loss) deferred.....................................................          (93)            (139)             (119)
                                                                                      ---------         --------          --------
Net periodic pension cost (benefit) for the year..................................     $     11        $      (7)          $   170
                                                                                          =====            =====             =====

9.   Earnings Per Share:
     ------------------

The following table sets forth the calculation of Basic and Fully Diluted Earnings Per Share for the years ended below.

                                             For the Year Ended 2000        For the Year Ended 1999        For the Year Ended 1998
                                             -----------------------        -----------------------        -----------------------
                                                              Per-Share                     Per-Share                      Per-Share
                                             Income   Shares     Amount     Income   Shares    Amount     Income    Shares    Amount
                                             ------   ------     ------     ------   ------    ------     ------    ------    ------
                                                                   (in thousands except for per share data)


Basic EPS:

Income available to common
     stockholders.....................     $12,851     7,076     $1.82     $11,803    7,175    $1.65     $10,050     7,202    $1.40
                                            ======                ====      ======              ====      ======               ====
Effect of Dilutive Securities:

Incentive stock options
     outstanding......................                   105                            130                            166
                                                      ------                        -------                        -------

Diluted EPS:

Income available to common
     stockholders and assumed
     conversion.......................     $12,851     7,181     $1.79     $11,803    7,305    $1.62     $10,050     7,368    $1.36
                                            ======                ====      ======              ====      ======               ====

10.   Income Taxes:
      ------------

     The provision for income taxes consists of the following:


                                                                                 2000           1999           1998
                                                                              ------------------------------------------
                                                                                            (in thousands)

         Current...................................................             $4,873         $3,866          $4,004
         Deferred..................................................               (585)          (185)           (470)
                                                                              --------       --------        --------
                                                                                $4,288         $3,681          $3,534
                                                                                 =====          =====           =====


     The components of the net deferred tax asset (liability) as of December 31, 2000, 1999, and 1998 were as follows:

                                                                                2000           1999            1998
                                                                             ------------------------------------------
                                                                                        (in thousands)

Deferred tax assets:
     Loan loss provision...........................................             $2,608         $1,881          $1,531
     Non-accrual loan interest income..............................                255            357             363
     Unrealized loss on marketable equity securities...............                499          5,841             ---
     Miscellaneous.................................................                107            119             121
     Deferred compensation.........................................                393            198             296
                                                                              --------       --------        --------
         Total deferred tax assets.................................             $3,862         $8,396          $2,311
                                                                                ------         ------          ------

Deferred tax liabilities:
     Depreciation..................................................            $   536        $   532         $   560
     Accretion of discount.........................................                336            226             176
     Pension expense...............................................                319            322             285
     Unrealized gain on marketable equity securities...............                ---            ---           1,437
     Miscellaneous.................................................                112            ---             ---
                                                                              --------     ----------      ----------
         Total deferred tax liability..............................              1,303          1,080           2,458
                                                                               -------        -------         -------
         Net deferred asset (liability)............................             $2,559         $7,316         $  (147)
                                                                                 =====          =====           =====



                                                                                 2000           1999           1998
                                                                             -----------------------------------------
                                                                                         (in thousands)

Computed "expected" tax provision..................................             $5,999         $5,419          $4,615
Effect of tax-exempt municipal bond and loan
     interest, net of interest expense disallowance................             (1,484)        (1,571)         (1,230)
Goodwill amortization..............................................                 84             94              92
Nondeductible expense related to acquisition.......................                ---            ---              49
Other, net.........................................................               (133)          (163)             61
Officer life insurance, net........................................               (178)           (98)            (53)
                                                                              --------      ---------       ---------
Total provision for income taxes...................................             $4,288         $3,681          $3,534
                                                                                 =====          =====           =====


11. Stock-Based Compensation:
    ------------------------

     The Corporation has a Long-term Incentive Plan (the "Plan") that allows the Corporation to grant to employees, executive officers and directors stock awards in the form of Incentive Stock Options, Nonqualified Stock Options or Stock Appreciation Rights. The stock options are granted at prices not less than the fair market value in the case of Incentive Stock Options and not less than 80% of the fair market value in the case of Nonqualified Stock Options. The Corporation has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation ("SFAS 123"). Accordingly, no compensation expense has been recognized for stock options issued under the Plan.

     As of December 31, 2000, shares totaling 1,011,232 were authorized but not awarded under the Plan. The stock options generally vest from one to five years from the date of grant, and expire no later than ten years after the date of grant. The changes in outstanding options are as follows:


                                                                                            Weighted
                                                                                             Average
                                                                      Shares Under       Exercise Price
                                                                         Option             Per Share
         ---------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997                                                423,054               $13.99
Issued                                                                   119,926                24.02
Exercised                                                                (28,374)               10.82
Forfeited                                                                 (1,914)               20.00
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                                                512,692               $17.07
Issued                                                                    88,000                22.50
Exercised                                                                (37,185)                9.96
Forfeited                                                                    ---
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                                                563,507               $17.71
Issued                                                                   114,500                19.23
Exercised                                                                (34,753)               10.60
Forfeited                                                                 (2,627)               23.74
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                                                640,627               $17.61
------------------------------------------------------------------------------------------------------------------------------------


Exercise prices for options outstanding as of December 31, 2000, ranged from $6.10 to $24.87. The following table provides certain information with respect to stock options outstanding at December 31, 2000:

                                                                                              Weighted          Weighted
                                                                                               Average           Average
                                                                         Shares               Exercise         Remaining
                                                                          Under                Price           Contractual
Range of exercise prices per share                                       Option              Per Share        Life in Years
------------------------------------------------------------------------------------------------------------------------------------
Under $9.00                                                               40,575               $ 8.02              3.17
$9.01-$12.00                                                              89,751               $10.78              4.90
$12.01-$16.00                                                            123,520               $14.02              4.60
$16.01-$20.00                                                            114,500               $19.22              9.83
$20.01-$22.00                                                            177,465               $21.48              8.45
$22.01-$24.87                                                             94,816               $23.64              7.01
------------------------------------------------------------------------------------------------------------------------------------
                                                                         640,627               $17.61              6.91
------------------------------------------------------------------------------------------------------------------------------------

     The following table provides certain information with respect to stock options exercisable at December 31, 2000:

                                                                                              Weighted          Weighted
                                                                                               Average           Average
                                                                                              Exercise         Remaining
                                                                        Shares                 Price           Contractual
Range of exercise prices per share                                   Exercisable             Per Share        Life in Years
------------------------------------------------------------------------------------------------------------------------------------
Under $9.00                                                               40,575              $  8.02              3.17
$9.01-$12.00                                                              83,721               $10.75              4.82
$12.01-$16.00                                                            118,469               $14.02              4.54
$20.01-$22.00                                                             70,826               $21.49              8.36
$22.01-$24.87                                                             84.650               $23.50              8.36
------------------------------------------------------------------------------------------------------------------------------------
                                                                         398,241               $16.07              5.66
------------------------------------------------------------------------------------------------------------------------------------



In electing to follow APB 25 for expense recognition purposes, the Corporation is obliged to provide the expanded disclosures required under SFAS 123 for stock-based compensation granted. The weighted average fair values at date of grant for options granted during fiscal 2000, 1999, and 1998 were $3.63, $5.45, and $5.05, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions for 2000, 1999, and 1998, respectively: dividend yield of 3.3%, 2.9%, and 2.5%; volatility of 21%, 23%, and 23%; risk free interest rates of 5.6%, 6.1%, and 4.8%; and expected life in years of 4.9, 5.5, and 6.0.

If the Corporation had adopted the provisions of SFAS 123, the impact on reported net income and earnings per share would have been as follows:

                                                                  2000            1999            1998
                                                                  ----            ----            ----
Net income                                                   ($259,000)       ($195,000)     ($267,000)
Earnings per share:
Basic                                                            ($.04)           ($.03)         ($.04)
Diluted                                                          ($.03)           ($.02)         ($.02)



12.   Related Parties:
      ----------------

     Certain directors and their business affiliates (defined as the beneficial ownership of at least a 10 percent interest), executive officers and their families are indebted to Community Banks, N.A. and Peoples State Bank. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations.



                                                                     2000        1999          1998
                                                                ------------------------------------
                                                                           (in thousands)

              Balance beginning of period.....................    $ 8,479       $6,548       $6,367
              Additions.......................................        213        5,255        2,003
              Amounts collected...............................       (250)      (3,324)      (1,822)
                                                                  --------     -------      -------
              Balance end of period...........................     $8,442       $8,479       $6,548
                                                                    =====        =====        =====


13.   Condensed Financial Information of Community Banks, Inc.  (Parent Only):
      ------------------------------------------------------------------------

                                                                                2000         1999
                                                                            ---------------------------
                                                                                  ( in thousands)
Condensed Balance Sheets:
           Cash and investments............................................  $     106   $       50
           Investment in Community Banks, N.A. ............................     50,674       42,799
           Investment in Peoples State Bank................................     33,653       25,620
           Investment in nonbank subsidiaries..............................      2,223        2,064
           Other assets....................................................        487          754
                                                                            ----------   ----------
           Total assets....................................................    $87,143      $71,287
                                                                                ======       ======
           Other liabilities...............................................$       ---    $     206
           Stockholders' equity............................................     87,143       71,081
                                                                              --------     --------
           Total liabilities and stockholders' equity......................    $87,143      $71,287
                                                                                ======       ======

                                                                                 2000        1999         1998
                                                                              ----------------------------------
                                                                                          (in thousands)
Condensed Statements of Income:
     Dividends from:
           Community Banks, N.A. ..........................................   $  6,372     $  5,415     $  5,279
           Peoples State Bank..............................................        928          ---          285
           Nonbank subsidiaries............................................        ---        1,854          ---
     Other income (expense)................................................       (595)        (491)        (546)
                                                                             ---------    ---------    ---------
Income before equity in undistributed earnings of subsidiaries.............      6,705        6,778        5,018
                                                                             ---------    ---------    ---------
Equity in undistributed earnings of:
     Community Banks, N.A..................................................      1,282        1,901        1,483
     Peoples State Bank....................................................      4,472        4,685        3,118
     Nonbank subsidiaries.................................................         392       (1.561)         431
                                                                             ---------    ---------    ---------
                                                                                 6,146        5,025        5,032
                                                                             ---------    ---------    ---------
Net income.................................................................    $12,851      $11,803      $10,050
                                                                                ======       ======       ======
Condensed Statements of Cash Flows:
Operating activities:
     Net income............................................................    $12,851      $11,803     $ 10,050
         Adjustments to reconcile net cash provided by
            operating activities:
         Undistributed earnings of:
              Community Banks, N.A.........................................     (1,282)      (1,901)      (1,483)
              Peoples State Bank...........................................     (4,472)      (4,685)      (3,118)
              Nonbank subsidiaries.........................................       (392)       1,561         (431)
         Other, net........................................................         61           84         (266)
                                                                             ---------    ---------    ---------
              Net cash provided by operating activities....................      6,766        6,862        4,752
Investing activities:
         Additional investment in Peoples State Bank.......................        ---       (1,000)         ---
                                                                             ---------    ---------    ---------
              Net cash used in investment activities.......................        ---       (1,000)         ---
                                                                             ---------    ---------    ---------

Financing Activities:
     Proceeds from issuance of common stock................................        564          266          330
     Purchase of Treasury Stock............................................     (2,674)      (1,885)        (966)
     Dividends paid........................................................     (4,600)      (4,343)      (4,103)
                                                                             ---------    ---------    ---------
              Net cash used by financing activities........................     (6,710)      (5,962)      (4,739)
                                                                             ---------    ---------    ---------
              Net change in cash and cash equivalents......................         56         (100)          13
     Cash and cash equivalents at beginning of year........................         50          150          137
                                                                             ---------    ---------    ---------
     Cash and cash equivalents at end of year..............................  $     106    $      50    $     150
                                                                                ======       ======       ======

14.  Regulatory Restrictions of Banking Subsidiaries:
     ------------------------------------------------

     CBNA and PSB are subject to legal limitations as to the amount of dividends that can be paid to its shareholder (the Corporation). The approval of certain banking regulatory authorities is required if the total of all dividends declared by the bank exceeds limits as defined by the regulatory authorities. CBNA and PSB could declare dividends in 2001 without regulatory approval of $12,340,000 plus an additional amount equal to the banks' retained net profits in 2001 up to the date of any dividend declaration.

     Included in cash and due from banks are balances required to be maintained by subsidiary banking companies on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totaled $440,000 at December 31, 2000 and 1999.



15.  Financial Instruments with Off-Balance Sheet Risk:
     --------------------------------------------------

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

     Financial instruments with off-balance sheet risk at December 31, 2000, are as follows:

                                                                              Contract or Notional Amount
                                                                                    (in thousands)

     Financial instruments whose contract amounts represent credit risk:
         Commitments to originate loans..................................          $    90,602
         Unused lines of credit.........................................           $    32,561
         Standby letters of credit.................................... . .         $     9,847
         Unadvanced portions of construction loans.......................          $       ---


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

16.  Quarterly Results of Operations (Unaudited):
     -------------------------------------------

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                                        Three Months Ended
                                           ----------------------------------------------------------------------------------------
                                                                 2000                                       1999
                                           ----------------------------------------------------------------------------------------
                                           Mar. 31    June 30    Sept. 30    Dec. 31   Mar. 31   June 30   Sept. 30    Dec. 31
                                           -------    -------    --------    -------   -------   -------   --------    -------
                                                                (dollars in thousands except per share data)
Interest income                            $18,267    $19,345     $20,649    $21,317   $15,479   $16,188    $16,764    $17,833
Interest expense                             9,244      9,922      11,114     11,440     7,523     7,839      8,116      8,735
                                           -------    -------    --------    -------   -------   -------   --------    -------
Net interest income                          9,023      9,423       9,535      9,877     7,956     8,349      8,648      9,098
Provision for loan losses                      316        500         613        879       276       291        220        511
                                           -------    -------    --------    -------   -------   -------   --------    -------
Net interest income after provision for
     loan losses                             8,707      8,923       8,922      8,998     7,680     8,058      8,428      8,587
Other income                                 1,486      1,662       1,801      1,545     1,029     1,229      1,336      1,216
Investment security gains  (losses)            168         50         140        111       153       (29)         3        124
Gains on mortgage sales                         65         93          90        152       276       138         94         99
Other expenses                               6,318      6,465       6,602      6,389     5,592     5,542      5,885      5,918
                                           -------    -------    --------    -------   -------   -------   --------    -------
Income before income taxes                   4,108      4,263       4,351      4,417     3,546     3,854      3,976      4,108
Income taxes                                 1,007      1,091       1,108      1,082       864       935        869      1,013
                                           -------    -------    --------    -------   -------   -------   --------    -------
Net income                                 $ 3,101   $  3,172    $  3,243    $ 3,335   $ 2,682   $ 2,919   $  3,107    $ 3,095
                                           =======    =======    ========    =======   =======   =======    =======    =======

Basic earnings per share                   $   .44    $   .45    $   .46     $    .47  $   .37   $   .41   $    .44    $   .43
Diluted earnings per share                 $   .43    $   .44    $   .45     $    .47  $   .36   $   .40   $    .43    $   .43
Dividends per share                        $   .15    $   .16    $   .16     $    .17  $   .14   $   .15   $    .15    $   .15


Per share data has been restated to reflect stock dividends and splits.

17.  Fair Values of Financial Instruments:
     -------------------------------------

     The following methodologies and assumptions were used by the Corporation to estimate its fair value disclosures:

Cash and due from banks, interest-bearing time deposits, and federal funds sold:

     The carrying values for cash and due from banks, interest-bearing time deposits, and federal funds sold is deemed to be the same as those assets' fair values.

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

Deposit liabilities:

     The fair values of demand and savings deposits equal their carrying values. Adjusting such fair value for any value from retaining those deposit relationships in the future is prohibited. That component, known as a core deposit intangible, is not considered in the value disclosed nor is it recorded in the balance sheet. The carrying values for variable rate money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using rates currently offered for similar deposits.

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

     The following table summarizes the carrying values and fair values of financial instruments at December 31, 2000 and 1999:

                                                                                        December 31,
                                                                  -------------------------------------------------------
                                                                               2000                     1999
                                                                  -------------------------------------------------------
                                                                                   Estimated                  Estimated
                                                                     Carrying      Fair         Carrying      Fair
                                                                     Value         Value        Value         Value
                                                                  -------------------------------------------------------
                                                                                          (in thousands)
              Financial assets:
              Cash and due from banks, interest-bearing time
                  deposits, and federal funds sold                 $  40,422      $  40,422     $ 32,933     $ 32,933
              Investment securities                                  342,855        342,855      312,075      312,075
              Loans, net of unearned income                          692,515        675,879      589,315      577,458
              Less:    Allowance for loan losses                      (8,471)           ---       (7,456)         ---
                                                                    --------      ---------    ---------     --------
                     Net loans                                       684,044        675,879      581,859      577,458
              Loans held for sale                                      2,719          2,719        4,004        4,004
                                                                    --------      ---------    ---------     --------
                 Total                                            $1,070,040     $1,061,875     $930,871     $926,470
                                                                   =========      =========     ========     ========
              Financial liabilities:
              Deposits                                            $  779,246     $  776,428     $693,436     $691,186
              Short-term borrowings                                   21,593         21,593        3,338        3,338
              Long-term debt                                         224,934        224,895      197,000      193,769
                                                                   ---------      ---------     --------     --------
                 Total                                            $1,025,773     $1,022,916     $893,774     $888,293
                                                                   =========      =========      =======      =======


18.  Subsequent Event-Acquisition:
     ----------------------------

     On November 7, 2000 Community Banks, Inc. (Community) signed a definitive agreement to acquire The Glen Rock State Bank (Glen Rock), a Pennsylvania bank located in York County, with $188 million in assets and $140 million in deposits at December 31, 2000. Community will acquire Glen Rock for approximately 1,205,000 shares of its common stock based on an exchange ratio of .900 shares of Community common stock for each share of Glen Rock common stock. The acquisition requires shareholder and regulatory approval prior to consummation and is not expected to close until late in the first quarter of 2001. The acquisition will be accounted for under pooling-of- interests method of accounting, accordingly upon consummation the financial statements of Community will be restated to include the consolidated accounts of Glen Rock.

     A summary of unaudited pro forma combined financial information for Community and Glen Rock follows:

Year Ended December 31                             2000                                   1999                      1998
----------------------                             ---------------------------------------------------------------------------------
                                                                     (dollars in thousands except per share data)



                                               Community       Glen Rock     Community      Glen Rock      Community     Glen Rock
                                              As Reported      Combined     As Reported      Combined      As Reported   Combined
                                              -----------     ----------    -----------      --------      -----------   --------
Net interest income........................     $37,858         $43,817        $34,051        $40,105       $30,113       $36,039
Provision for loan losses and lease losses.       2,308           2,863          1,298          1,588         1,464         2,054
Other income...............................       7,363           8,092          5,668          6,574         4,960         5,574
Other expenses.............................      25,774          30,417         22,937         27,544        20,025        24,446
                                               --------        --------       --------       --------      --------      --------
Income before taxes........................      17,139          18,629         15,484         17,547        13,584        15,113
Taxes......................................       4,288           4,699          3,681          4,257         3,534         3,882
                                              ---------       ---------      ---------      ---------     ---------     ---------
Net income.................................     $12,851         $13,930        $11,803        $13,290       $10,050       $11,231
                                                 ======          ======         ======         ======        ======        ======

Basic earnings per share...................   $    1.82       $    1.69      $    1.65      $    1.59     $    1.40     $    1.34
Diluted earnings per share.................   $    1.79       $    1.66      $    1.62      $    1.56     $    1.36     $    1.31
                                                 ======          ======         ======         ======        ======         =====

