Form 10-Q
period 2001-03-31
COMMUNITY BANKS INC /PA/
filed 2001-05-14
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                      For the Quarter Ended March 31, 2001

                                   No. 0-15786
                            (Commission File Number)

                              COMMUNITY BANKS, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


   PENNSYLVANIA                                                 23-2251762
------------------                                      ------------------------
(State of Incorporation)                                (IRS Employer ID Number)

       150 Market Street, Millersburg, PA                              17061
----------------------------------------------                      ------------
 (Address of Principal Executive Offices)                            (Zip Code)

                                 (717) 692-4781
                          ----------------------------
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                         YES     X             NO
                                            ------------         ------------


                Number of shares outstanding as of March 31, 2001


CAPITAL STOCK-COMMON                                           8,364,000
--------------------                              ------------------------------
 (Title of Class)                                     (Outstanding Shares)

                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                                   INDEX 10-Q


PART I

Financial Information.........................................................1

Consolidated Balance Sheets.................................................. 2

Consolidated Statements of Income............................................ 3

Consolidated Statements of Changes in Stockholders' Equity................... 4

Consolidated Statements of Cash Flows........................................ 5

Notes to Consolidated Financial Statements..............................   6-10

Management's Discussion and Analysis of Financial
   Condition and Results of Operation...................................  11-16



PART II

Other Information and Signatures............................................ 17

                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries (CTY) for the three month periods ending March 31, 2001 and 2000.

In the opinion of management, the following Consolidated Balance Sheets and related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows reflect all adjustments (consisting of normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations for such periods.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands except per share data)

                                                                              March 31,               December 31,
                                                                                2001                      2000
                                                                            ------------              ------------
ASSETS

Cash and due from banks.....................................                $     36,773              $     42,166
Interest-bearing time deposits in other banks...............                       1,321                     2,568
Investment securities, available for sale
   (market value)...........................................                     414,623                   389,819
Fed funds sold..............................................                      32,514                     6,280
Loans.......................................................                     821,600                   818,858
Less: Unearned income.......................................                      (3,393)                  (3,984)
          Allowance for loan losses.........................                     (11,657)                  (10,328)
                                                                             -----------               -----------
          Net loans.........................................                     806,550                   804,546
Premises and equipment, net.................................                      21,288                    21,587
Goodwill....................................................                         123                       183
Other real estate owned.....................................                         447                       416
Loans held for sale.........................................                       6,572                     2,719
Accrued interest receivable and other assets................                      38,181                    38,429
                                                                             -----------               -----------
     Total assets...........................................                  $1,358,392                $1,308,713
                                                                             ===========               ===========
LIABILITIES

Deposits:
   Demand (non-interest bearing)............................                 $   146,849               $   155,796
   Savings..................................................                     276,503                   257,178
   Time.....................................................                     457,181                   426,573
   Time in denominations of $100 or more....................                      72,840                    79,694
                                                                             -----------               -----------
   Total deposits..........................................                      953,373                   919,241
Short-term borrowings.......................................                       5,673                    36,093
Long-term debt..............................................                     272,302                   239,613
Accrued interest payable and other liabilities..............                      19,371                     9,788
                                                                             -----------               -----------
   Total liabilities........................................                   1,250,719                 1,204,735
                                                                             -----------               -----------
STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000 shares
   authorized; no shares issued and outstanding.............                         ---                       ---
Common stock-$5.00 par value; 20,000,000
   shares authorized; 8,969 and 8,545
   shares issued in 2001 and 2000, respectively.............                      44,845                    42,726
Surplus.....................................................                      35,928                    29,155
Retained earnings...........................................                      29,097                    38,723
Accumulated other comprehensive income (loss),
   net of tax (benefit) of $692 and $(374),
     respectively...........................................                       1,285                      (694)
Less: Treasury stock of 185,000 and 300,000
   shares at cost, respectively.............................                      (3,482)                   (5,932)
                                                                             -----------               -----------
   Total stockholders' equity...............................                     107,673                   103,978
                                                                             -----------               -----------
  Total liabilities and stockholders' equity................                  $1,358,392                $1,308,713
                                                                             ===========               ===========

All periods reflect the combined data of Community Banks, Inc. and Glen Rock State Bank.
The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands except per share data)

                                                                           Three Months Ended
                                                                               March  31,
                                                                           2001            2000
                                                                         -------         -------
Interest income:
Interest and fees on loans.........................................      $17,707         $15,172
Interest and dividends on investment securities:
   Taxable.........................................................        4,857           4,969
   Exempt from federal income tax..................................        1,475           1,120
Fed funds interest.................................................          305             218
Other interest income..............................................           32              13
                                                                         -------         -------
      Total interest income.........................................      24,376          21,492
                                                                         -------         -------
Interest expense:
Interest on deposits:
   Savings..........................................................       1,898           1,802
   Time.............................................................       6,470           5,329
   Time in denominations of $100 or more............................       1,126             740
Interest on short-term borrowings and long-term debt................       3,698           2,789
Fed funds purchased and repo interest...............................         209             313
                                                                         -------         -------
   Total interest expense.........................................        13,401          10,973
                                                                         -------         -------
   Net interest income..............................................      10,975          10,519
Provision for loan losses...........................................       1,573             361
                                                                         -------         -------
   Net interest income after provision for loan losses.............        9,402          10,158
                                                                         -------         -------
Other income:
   Income from fiduciary related activities.........................         107             141
   Service charges on deposit accounts..............................         759             620
   Other service charges, commissions and fees......................         467             474
   Investment security gains (losses)............................           (128)            168
   Insurance premium income........................................          257             166
   Gains on loan sales.............................................          163              65
   Other income....................................................          358             303
                                                                         -------         -------
      Total other income...........................................        1,983           1,937
                                                                         -------         -------
Other expenses:
   Salaries and employee benefits..................................        4,554           4,060
   Net occupancy expense...........................................        1,375           1,146
   Operating expense of insurance subsidiary.......................          139              87
   Merger and restructuring related expenses.......................        1,899             ---
   Other operating expense.........................................        2,645           2,158
                                                                         -------         -------
      Total other expense..........................................       10,612           7,451
                                                                         -------         -------
      Income before income taxes...................................          773           4,644
Provision (benefit) for income taxes...............................          (35)          1,154
                                                                         -------         -------
      Net income...................................................      $   808         $ 3,490
                                                                         =======         =======
Earnings per share:
   Basic............................................................     $   .09         $   .40
   Diluted..........................................................     $   .09         $   .39
Dividends paid per share............................................     $   .16         $   .15

All periods reflect the combined data of Community Banks, Inc. and Glen Rock State Bank.
Per share data has been  adjusted to reflect  stock  dividends  and splits.
The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands except per share data)

                                                                   Three Month Periods Ended March 31

                                                                                        Accumulated
                                                                                          Other
                                              Common                  Retained         Comprehensive       Treasury         Total
                                               Stock      Surplus     Earnings            Income             Stock          Equity
                                             --------    ---------   ----------        -------------       --------       --------
Balance, January 1, 2000.................     $40,903     $24,259      $36,432           $(11,697)         $ (3,588)     $  86,309
   Comprehensive income:
      Net income.........................                                3,490                                               3,490
      Change in unrealized gain (loss)
      on securities, net of tax of $332
        and reclassification adjustment
         of $168 ........................                                                     617                              617
                                                                                                                         ---------
     Total comprehensive income..........                                                                                    4,107
Cash dividends ($.15 per share)..........                               (1,236)                                             (1,236)
5% stock dividend (348,000 shares).......       1,740       4,612       (6,352)
Net increase in treasury stock
   (51,000 shares).......................                                                                    (1,011)        (1,011)
Issuance of additional shares
   (7,000 shares)........................          37         192                                                              229
                                              -------     -------      -------           --------          --------      ---------
Balance, March 31, 2000..................     $42,680     $29,063      $32,334           $(11,080)         $ (4,599)     $  88,398
                                              =======     =======      =======           ========          ========      =========
Balance, January 1, 2001.................     $42,726     $29,155      $38,723          $    (694)         $ (5,932)      $103,978
   Comprehensive income:
     Net income..........................                                  808                                                 808
     Change in unrealized gain (loss)
      on securities, net of tax of $1,066
       and reclassification adjustment
        of $(128) .......................                                                   1,979                            1,979
                                                                                                                         ---------
     Total comprehensive income..........                                                                                    2,787
Cash dividends ($.16 per share)..........                               (1,372)                                             (1,372)
5% stock dividend (426,000 shares).......       2,130       6,773       (8,903)
Issuance of additional shares
   ( 2,000 shares of common stock
     and 115,000 shares, net, of
     treasury stock ) ...................         (11)                    (159)                               2,450          2,280
                                              -------     -------      -------           --------          --------      ---------
Balance, March 31, 2001..................     $44,845     $35,928      $29,097          $   1,285          $ (3,482)      $107,673
                                              =======     =======      =======           ========          ========      =========

All periods reflect the combined data of Community Banks, Inc. and Glen Rock State Bank. Per share data for all periods has been restated to reflect stock dividends and splits. The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                           2001                      2000
                                                                                         --------                  --------
Operating Activities:
   Net income.....................................................                     $     808                  $   3,490
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses....................................                         1,573                        361
     Depreciation and amortization................................                           221                         85
     Amortization of goodwill.....................................                            60                         60
     Investment security gains....................................                           128                       (168)
     Loans originated for sale....................................                       (11,400)                    (3,588)
     Proceeds from sale of loans..................................                         7,710                      3,853
     Gains on loan sales..........................................                          (163)                       (65)
     Change in other assets, net..................................                            48                     (3,199)
     Increase in accrued interest payable and other
      liabilities, net............................................                         8,891                        290
                                                                                       ----------                 ----------
     Net cash provided by operating activities....................                         7,876                      1,119
                                                                                       ----------                 ----------
Investing Activities:
   Net (increase) decrease in interest-bearing time
    deposits in other banks.......................................                         1,247                        556
   Proceeds from sales of investment securities...................                        20,418                      5,243
   Proceeds from maturities of investment securities..............                        10,780                      8,485
   Purchases of investment securities.............................                       (52,568)                   (32,933)
   Net increase in total loans....................................                        (3,782)                   (18,684)
   Net increase in premises and equipment.........................                          (439)                    (1,286)
                                                                                       ----------                 ----------
      Net cash used by investing activities.......................                       (24,344)                   (38,619)
                                                                                       ----------                 ----------
Financing Activities:
   Net increase in total deposits.................................                        34,132                     46,546
   Net increase (decrease) in short-term borrowings...............                       (30,420)                   (11,561)
   Proceeds from issuance of long-term debt.......................                        33,048                     40,986
   Repayment of long-term debt....................................                          (359)                   (26,950)
   Cash dividends.................................................                        (1,372)                    (1,236)
   Purchases of treasury stock....................................                           ---                     (1,011)
   Proceeds from issuance of common stock.........................                         2,280                        229
                                                                                       ----------                 ----------
      Net cash provided by financing activities...................                        37,309                     47,003
                                                                                       ----------                 ----------
     Increase in cash and cash equivalents........................                        20,841                      9,503

   Cash and cash equivalents at beginning of period...............                        48,446                     37,117
                                                                                       ----------                 ----------
   Cash and cash equivalents at end of period.....................                       $69,287                    $46,620
                                                                                       ==========                 ==========

All periods reflect the combined data of Community Banks, Inc. and Glen Rock State Bank.
The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands)


1.  Accounting Policies

     The information contained in this report is unaudited and is subject to future adjustments. However, in the opinion of management, the information reflects all adjustments necessary for a fair statement of results for the three month periods ended March 31, 2001 and 2000.

     The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 10 and 11 of the 2000 Annual Report to shareholders.



   Other Events

     On March 30, 2001, Community Banks, Inc. (CTY) completed its merger of Glen Rock State Bank (GR). GR has five banking offices located in York County, Pennsylvania. CTY issued 1,205,000 shares of common stock for all of the outstanding common stock of GR. This transaction was accounted for as a pooling of interests and combined unaudited financial information is as follows:

                                                                              Quarter Ended March 31, 2000
                                                                      (dollars in thousands expect per share data)

                                                                  CTY                    GR                Combined

Interest income........................................         $18,267                $3,225               $21,492
Interest expense.......................................           9,244                 1,729                10,973
                                                               ----------------------------------------------------
Net interest income....................................           9,023                 1,496                10,519
Loan loss provision....................................             316                    45                   361
Other income...........................................           1,719                   218                 1,937
Other expense..........................................           6,318                 1,133                 7,451
                                                               ----------------------------------------------------
Income before taxes....................................           4,108                   536                 4,644
Taxes..................................................           1,007                   147                 1,154
                                                               ----------------------------------------------------
Net income.............................................        $  3,101               $   389              $  3,490
 .....                                                          ====================================================

Earnings per common share:

    Basic                                                      $    .42               $   .29              $    .40
    Diluted                                                    $    .41               $   .29              $    .39


Per share data has been adjusted to reflect a five percent stock dividend payable April 30, 2001.

   Consolidated Statements of Income

     Included in the Consolidated Statements of Income for the three months ended March 31, 2001 are merger and restructuring related charges totaling $1.9 million. The following summarizes the components of the charges accrued during the first quarter of 2001.


                                                                Expense
                                                         (dollars in thousands)

Merger costs:
   Employee severance benefits                                         $   508
   Legal and professional fees                                             287
   Conversion costs                                                        220
   Asset disposal                                                          107
   Printing costs                                                           63
   Other                                                                   174
Restructuring costs:
   Employee severance benefits
         (merger related)                                                  540
                                                                         -----
                                                                        $1,899
                                                                         =====

2.  Investment Securities

     The amortized cost and estimated fair values of investment securities at March 31, 2001 and December 31, 2000 were as follows:

                                                                                                    March 31,
                                                                                                      2001
                                                                                                                 Estimated
                                                                                        Amortized                   Fair
                                                                                           Cost                     Value
U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies..............................................................                $146,113                  $146,095
Mortgage-backed U.S. government agencies.................................                  71,663                    72,338
Obligations of states and political subdivisions.........................                 128,964                   131,624
Corporate securities.....................................................                  43,979                    42,040
Equity securities........................................................                  21,927                    22,526
                                                                                         --------                  --------
     Total...............................................................                $412,646                  $414,623
                                                                                         ========                  ========




                                                                                                   December 31,
                                                                                                      2001
                                                                                                                 Estimated
                                                                                        Amortized                   Fair
                                                                                           Cost                     Value

U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies..............................................................                $147,422                  $144,410
Mortgage-backed U.S. government agencies.................................                  74,685                    74,689
Obligations of states and political subdivisions.........................                 102,741                   104,173
Corporate securities.....................................................                  42,350                    42,498
Equity securities........................................................                  23,689                    24,049
                                                                                         --------                  --------
     Total...............................................................                $390,887                  $389,819
                                                                                         ========                  ========


3.  Allowance for loan losses

     Changes in the allowance for loan losses are as follows:

                                                                 Three Months Ended          Year Ended          Three Months Ended
                                                                     March 31,               December 31,              March 31,
                                                                       2001                     2000                     2000
                                                                 ------------------          -----------         ------------------

Balance, January 1...................................                  $10,328               $  8,976                  $8,976
Provision for loan losses............................                    1,573                  2,863                     361
Loan charge-offs.....................................                     (347)                (1,925)                   (305)
Recoveries...........................................                      103                    414                     119
                                                                      ---------              ---------                --------
Balance, March 31, 2001, December 31,
 2000, and March 31, 2000............................                  $11,657                $10,328                  $9,151
                                                                      =========              =========                ========



                 NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                                                        March 31,            December 31,            March 31,
                                                                          2001                  2000                   2000
                                                                       -----------           ------------           -----------
Loans past due 90 days or more and still
 accruing interest:
     Commercial, financial and agricultural....................        $   367                $     8               $    29
     Mortgages................................................             340                    495                   653
     Personal installment......................................            113                     98                    69
     Other.....................................................            ---                     11                   ---
                                                                       --------               --------              --------
                                                                           820                   612                    751
                                                                       --------               --------              --------
Loans renegotiated with borrowers..............................            ---                    205                   238
                                                                       --------               --------              --------
Loans on which accrual of interest has been
 discontinued:
     Commercial, financial and agricultural....................          3,634                  2,042                 1,943
     Mortgages.................................................          3,352                  3,445                 3,172
     Other.....................................................            582                    356                   277
                                                                       --------               --------              --------
                                                                         7,568                  5,843                 5,392
                                                                       --------               --------              --------
Other real estate..............................................            447                    416                   480
                                                                       --------               --------              --------
     Total.....................................................         $8,835                 $7,076                $6,861
                                                                       ========               ========              ========

(a) The determination to discontinue the accrual of interest on nonperforming loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

Impaired Loans

     At March 31, 2001 and December 31, 2000, the recorded investment in loans for which impairment has been recognized totaled $5,027,000 and $2,877,000, respectively, none of which related to loans requiring a valuation allowance. For the three months ended March 31, 2001, the average recorded investment in impaired loans approximated $3,952,000. The average balance for 2000 approximated $1,709,000. Interest recognized on impaired loans on the cash basis for the three month periods ending March 31, 2001 and 2000 was not significant.

4.  Statement of Cash Flows

     Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $862,000 and $1,005,000 and $13,260,000 and $10,989,000 for income taxes and interest, respectively, for each of the three month periods ended March 31, 2001 and 2000.

     Excluded from the consolidated statements of cash flows for the periods ended March 31, 2001 and 2000 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totaling $205,000 and $285,000, respectively. The company also recorded a decrease in deferred tax assets of $374,000 and an increase in deferred tax liabilities of $692,000 in 2001. A decrease in deferred tax assets of $332,000 was recognized in 2000. These variations related to the effects of changes in net unrealized gain (loss) on investment securities available for sale.

5.  Earnings Per Share:

     The following table sets forth the calculations of Basic and Diluted Earnings Per Share for the periods indicated:

                                                                                Three Months Ended March 31,
                                                                            2001                                2000
                                                                    ----------------------------------------------------------------
                                                                                       Per-Share                          Per-Share
                                                                    Income      Shares   Amount      Income      Shares     Amount
                                                                    ----------------------------------------------------------------
(In thousands except per share data) Basic EPS:
Income available to common stockholders.......................       $808       8,685     $.09        $3,490      8,748      $.40
Effect of Dilutive Securities:                                       ====                 ====        ======                 ====
Incentive stock options outstanding...........................                    111                               114
                                                                                -----                             -----
Diluted EPS:
Income available to common stockholders &
   assumed conversion......................................           $808      8,796     $.09        $3,490      8,862      $.39
                                                                      ====                 ====        ======                 ====

Per share data has been adjusted to reflect stock dividends and splits.

                     Community Banks, Inc. and Subsidiaries
    Management's Discussion of Financial Condition and Results of Operations

      Average Balances, Effective Interest Differential and Interest Yields

    Income and Rates on a Tax Equivalent Basis (b) for the Three Months Ended
             March 31, 2001, 2000, and 1999 (dollars in thousands)

                                             March 31,                  March 31,                       March 31,
                                 --------------------------------------------------------------------------------------------
                                               2001                       2000                            1999
                                 --------------------------------------------------------------------------------------------
                                                        Average                       Average                        Average
                                              Interest   Rates              Interest   Rates               Interest   Rates
                                   Average     Income/  Earned/   Average    Income/  Earned/   Average    Income/   Earned/
                                  Balance(c) Expense(a)  Paid (a) Balance(c)Expense(a)Paid (a) Balance(c) Expense(a)  Paid(a)
                                 --------------------------------------------------------------------------------------------
Assets:
   Cash and due from banks.....   $  33,646                       $  27,022                    $  28,017
                                  ---------                       ---------                    ---------
   Earning Assets:
      Interest-bearing deposits
       in other banks..........       2,427   $    32    5.35%        1,381  $    13   3.79%       1,517   $   21      5.61%
                                  ---------                       ---------                    ---------
      Investment securities:
         Taxable...............     276,440     4,857    7.13       279,207    4,969   7.16      245,056    3,742      6.19
         Tax-exempt (b)........     117,010     2,269    7.86        87,670    1,723   7.90       89,275    1,940      8.81
                                  ---------                       ---------                    ---------
      Total investment
       securities..............     393,450                         366,877                      334,331
                                  ---------                       ---------                    ---------
      Federal funds sold.......      24,713       305    5.01        15,831      218   5.54       10,586      137      5.25
                                  ---------                       ---------                    ---------
      Loans, net of unearned
       income (b)..............     813,122    17,814    8.88       716,982   15,239   8.55      636,555   13,338      8.50
                                  ---------   -------    ----     ---------   ------   ----    ---------  -------      ----
       Total earning assets....   1,233,712   $25,277    8.31     1,101,071  $22,162   8.10      982,989  $19,178      7.91
                                  ---------   -------    ----     ---------   ------   ----    ---------  -------      ----
      Allowance for loan losses    (10,718)                         (9,049)                      (8,722)
      Premises, equipment, and.
         other assets..........      60,134                          52,353                       39,375
                                  ---------                       ---------                    ---------
         Total assets..........  $1,316,774                      $1,171,397                   $1,041,659
                                 ==========                      ==========                   ==========
Liabilities:
   Demand deposits.............     142,915                          64,712                       57,274
   Interest-bearing liabilities:
      Savings deposits.........     267,765     1,898    2.87       297,002    1,802   2.44      303,169    1,590      2.13
                                  ---------                       ---------                    ---------
      Time deposits:
         $100 or greater.......      77,131                          54,162                       41,516
         Other.................     442,303                         431,499                      345,510
                                  ---------                       ---------                    ---------
      Total time deposits......     519,434     7,596    5.93       485,661    6,069   5.03      387,026    4,974      5.21
                                  ---------                       ---------                    ---------
      Total time and savings
         deposits..............     787,199                         782,663                      690,195
      Short-term borrowings....       5,779        46    3.23         2,824       40   5.70        5,463       57      4.23
      Long-term debt...........     264,771     3,861    5.91       225,841    3,062   5.45      184,541    2,429      5.34
                                  ---------   -------    ----     ---------   ------   ----    ---------  -------      ----
         Total interest-bearing
            liabilities........   1,057,749   $13,401    5.14     1,011,328  $10,973   4.36      880,199 $  9,050      4.17
                                  ---------   -------    ----     ---------   ------   ----    ---------  -------      ----
      Accrued interest, taxes and
         other liabilities.....       9,294                           7,962                        9,115
                                  ---------                       ---------                    ---------
         Total liabilities.....   1,209,958                       1,084,002                      946,588
      Stockholders' equity.....     106,816                          87,395                       95,071
                                  ---------                       ---------                    ---------
         Total liabilities and
            stockholders' equity $1,316,774                      $1,171,397                   $1,041,659
                                 ==========                      ==========                   ==========
Interest income to earning
   assets......................                          8.31%                         8.10%                            7.91%
Interest expense to earning
   assets......................                          4.41                          4.01                             3.73
                                                         ----                          ----                             ----
      Effective interest
         differential..........               $11,876    3.90%               $11,189   4.09%              $10,128       4.18%
                                              =======    ====                =======   ====               =======       ====

(a) Amortization of net deferred fees included in interest income and rate calculations.
(b) Interest income on all tax-exempt securities and loans have been adjusted to a tax equivalent basis utilizing a Federal tax rate of 35%.
(c)Averages are a combination of monthly and daily averages.

                                       11

     The following information represents management's discussion and analysis of Community Banks, Inc. (Corporation) and its four wholly-owned subsidiaries:
Community Banks, N.A. (CBNA); Peoples State Bank (PSB); Community Banks Investments, Inc. (CBII); and Community Banks Life Insurance Co. (CBLIC).

     On March 30, 2001, Community Banks, Inc. completed its merger of The Glen Rock State Bank (GR). GR has five banking offices located in York County, Pennsylvania. The Corporation issued approximately 1,205,000 shares of common stock for all of the outstanding common stock of GR. This transaction was accounted for as a pooling of interests and combined unaudited financial information is included in this report.

RESULTS OF OPERATIONS

Net Interest Income:

     Net interest income, the most significant source of operating revenue, increased $456,000 or 4.3% during the first three months of 2001 compared to the first three months of 2000. Net interest income is the income which remains after deducting the interest expense applicable to funds required to support the earning assets from the total income generated by earning assets. The ability to manage net interest income in varied economic environments is critical to the success of the Corporation. The table on page 11 presents average balances and taxable equivalent interest income and interest expense for the three month periods ending March 31, 2001, 2000, and 1999. Net interest income margin for 2001 was 3.90% compared to 4.09% in 2000 and 4.18% in 1999. Interest income to earning assets increased from 8.10% in 2000 to 8.31% in 2001. Interest expense to earning assets increased from 4.01% in 2000 to 4.41% in 2001. The relationship of net interest income to total income approximated 84.7% and 84.4% in 2001 and 2000, respectively.

     Total interest income on a tax equivalent basis increased $3,115,000 or 14.1% in the first three months of 2001, compared to an increase of $2,984,000 or 15.6% in 2000. Interest and fees on loans on a tax equivalent basis increased $2,575,000 or 16.9% in 2001. As indicated by the table the increase was both volume and rate related as total average loans increased $96,140,000 or 13.4%. The increase of $434,000 or 6.5% in interest and dividends on investment securities on a tax equivalent basis was primarily volume related. The average balances of investment securities increased $26,573,000 or 7.2% while the average balances of taxable securities decreased $2,767,000 or 1.0% in 2001. Interest and fees on loans on a tax equivalent basis increased $1,901,000 or 14.3% in 2000. Most of this increase was volume related and caused by an increase in average balances of $80,427,000 or 12.6%. The increase of $1,010,000 or 17.8% in interest and dividends on investment securities was volume and rate related. The average balances of investment securities increased $32,546,000 or 9.7% in 2000.

     Total interest expense increased $2,428,000 or 22.1% in the first three months of 2001, and $1,923,000 or 21.1% in 2000. A rate related increase of $96,000 or 5.3% occurred in savings interest expense in 2001. Significantly affecting the 2001 increase in interest expense was an increase of $1,527,000 or 25.2% in time deposit interest expense. The increase in time deposit interest expense was caused by increased rates and volume. A volume and rate driven increase of $805,000 or 26.0% in borrowed funds interest also affected total interest expense in 2001. A significant factor affecting the 2000 increase was a volume related increase of $1,095,000 or 22.0% in total time deposit interest expense.

Provision for Loan Losses:

     The provision for loan losses charged to income in the first three months of 2001 was $1,573,000 compared to $361,000 in the first three months of 2000. Net loan charge-offs for 2001 were $244,000 compared to $186,000 in 2000. Net loan charge-offs as a percentage of average net loans approximated .03% during the first three months of 2001 and 2000. Affecting the increase in the provision for loan losses in 2001 was an increase in total nonperforming loans and other real estate of $1,974,000 or 28.8%. Most of this increase related to one loan relationship. A portion of the provision charged to income in 2001 was associated with the growth of 13.4% in average net loans.

 Other Income and Other Expenses:

     Other income exclusive of security gains increased $342,000 or 19.3% in 2001. The increases in 2001 of $139,000 or 22.4% in service charges on deposit accounts resulted from increased deposit account balances and related ancillary services and management's renewed emphasis on these functions. Investment security losses of $128,000 were recognized during the first quarter of 2001 to restructure a portion of the portfolio and provide potential enhancements to future earnings. Most of the investment security gains recognized in 2000 were associated with equity securities of financial institutions held by CBII. Increases in insurance premiums income of $91,000 or 54.8% are a reflection of consumer loan demand and additional credit life and accident and health insurance premiums realized at CBLIC. Gains on loan sales increased $98,000 or 150.8% in 2001 as a result of increased demand for fixed-rate real estate loans. The fair value of loans held for sale approximated their carrying values at March 31, 2001 and 2000. The increase in other income in 2001 of $55,000 or 18.2% was impacted by increases in life insurance policy premiums.

     The increase in other expenses during the first quarter of 2001 of $3,161,000 or 42.4% was significantly impacted by merger and restructuring related expenses associated with the acquisition of the Glen Rock State Bank. The 2001 increases in salaries and employee benefits of $494,000 or 12.2% and occupancy expense of $229,000 or 20.0% were affected by the openings in 2000 of three new banking offices and the hiring of new personnel. Occupancy expense for the first quarter of 2001 was also impacted by the GR merger. The table on page 6 provides additional detail associated with the merger and restructuring related expenses recognized during the first quarter of 2001. Other operating expense increased $487,000 or 22.6% in 2001 compared to the first quarter of 2000. Affecting these changes were the increases in banking facilities and additional marketing and business development initiatives.

Provision for Income Taxes:

     The relationship of tax-free income to pre-tax income affects the provision charged to income and resulted in a benefit for the three month period ending March 31, 2001. The effective tax rate approximated 24.8% for the first quarter of 2000.

Net Income:

     The previously described factors contributed to a decline in net income of $2.7 million or 76.8% for the three months ended March 31, 2001 compared to the first three months of 2000. Core operating earnings increased 7.7% during the same period. Core operating earnings exclude special charges (after tax) of $2.8 million in 2001 and security gains (after tax) of $.11 million in 2000.

     Included in special charges during the first quarter of 2001 were the merger and restructuring charges of $1.9 million described on page 6, an additional loan loss provision of $1.0 million, other asset write-downs of $.25 million, investment security losses of $.13 million and other nonrecurring accruals and charges. Annual savings related to the work force reduction should approximate $.80 million of which 75% is projected to be recognized in 2001 and 100% in subsequent years.

     Diluted earnings per common share (EPS) were $.09 and $.39 for the first quarter of 2001 and 2000, respectively. Excluding special charges, CTY's diluted EPS would have approximated $.41 and $.38 for the same periods.

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

                                                                                                     Increase (Decrease)
                                                                              Balance                       Since
                                                                           March 31, 2001            December 31, 2000
                                                                           --------------            ------------------
                                                                                       (dollars in thousands)


                                                                                                      Amount                 %
                                                                                                      ------                 -
Funding Sources:

Deposits and borrowed funds:

Non-interest bearing...........................................           $   146,849               $ (8,947)              (5.7)  %
Interest-bearing...............................................               806,524                 43,079                5.6
                                                                          -----------               --------               ----
   Total deposits..............................................               953,373                 34,132                3.7

Borrowed funds.................................................               277,975                  2,269                0.8
Other liabilities..............................................                19,371                  9,583               97.9
Shareholders' equity...........................................               107,673                  3,695                3.6
                                                                          -----------               --------               ----
   Total sources...............................................            $1,358,392                $49,679                3.8  %
                                                                          ===========               ========               ====
Funding uses:

Interest earning assets:

Short-term investments.........................................          $     33,835                $24,987              282.4  %
Investment securities..........................................               414,623                 24,804                6.4
Loans, net of unearned income..................................               824,779                  7,186                0.9
                                                                          -----------               --------               ----
   Total interest earning assets...............................             1,273,237                 56,977                4.7

Cash and due from banks........................................                36,773                 (5,393)             (12.8)
Other assets...................................................                48,382                 (1,905)              (3.8)
                                                                          -----------               --------               ----
   Total uses..................................................            $1,358,392                $49,679                3.8  %
                                                                          ===========               ========               ====



 Balance Sheet Data:

     The Corporation's balance sheet continued to grow in 2001 with assets reaching $1.4 billion, an increase of $49.7 million or 3.8% over year-end 2000. As indicated by the table on page 14, deposits were the primary funding source, while investments represented most of the use of funds. Average earning assets (see page 10) for the first quarter of 2001 were $132.6 million or 12.0% greater than average earning assets for the first quarter of 2000. Average interest bearing liabilities increased $46.4 million or 4.6%. Average non-interest bearing demand deposits increased $78.2 million or 120.8% for these same periods. Average earning assets approximated 93.7% and 94.0%, respectively. Changes in the composition of earning assets reflect management's attempt to respond to fluctuating loan demand and corresponding policies relating to liquidity and asset/liability management.

     The Corporation actively manages its investment portfolio and accordingly classifies all investment securities as available for sale. Under current policy, if management has the intent and the Corporation has the ability at the time of purchase to hold securities until maturity, securities are classified as held-to-maturity investments and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value.
Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.

     At March 31, 2001 and December 31, 2000, management classified investment securities with amortized costs and fair values of $412,646,000 and $414,623,000 and $390,887,000 and $389,819,000, respectively, as available for sale. Obligations of states and political subdivisions experienced the largest increases in balances from year-end 2000 to March 31, 2001. Affecting the changes in unrealized gains and losses was a decline in interest rates in 2001. No securities were considered held for trading purposes at March 31, 2001 and December 31, 2000.

     At March 31, 2000 the net unrealized gain on investments available for sale, net of tax, was $1,285,000. At December 31, 2000, the net unrealized loss on investments available for sale, net of tax was $694,000. These amounts were reflected in shareholders' equity accordingly.

     Net loans increased $2,004,000 or 0.2% from December 31, 2000 to March 31, 2001. Real estate related loans increased, while commercial and personal loans decreased, during the first quarter of 2001.

     The allowance for loan losses increased $1,329,000 or 12.9% from year-end 2000 to March 31, 2001. Total non-performing loans approximated $8,388,000 and $6,660,000, as of March 31, 2001 and December 31, 2000, respectively. Contributing to the increase in non-performing loans in 2001 was an increase of $1,592,000 in non-performing commercial loans. The ratio of nonaccrual loans, other real estate owned, restructured loans, and accruing loans contractually past due 90 days or more to total assets approximated .65% and .54% at March 31, 2001 and December 31, 2000, respectively. The allowance for loan losses to loans net of unearned income approximated 1.42% and 1.27% at March 31, 2001 and December 31, 2000, respectively.

     The increase in the balance of loans held for sale at March 31, 2001 reflects an increase in demand for fixed rate mortgage loans.

     Total deposits increased $34,132,000 or 3.7% from December 31, 2000 to March 31, 2001. Contributing to this increase were increases of $19,325,000 or 7.5% in savings deposits and $30,608,000 or 7.2% in time deposits. New certificate of deposit products affected the increase in time deposits.

     Management converted a significant portion of short-term borrowings to long-term debt during the first quarter of 2001. At March 31, 2001 long-term debt totaling $272,302,000 included borrowings from the Federal Home Loan Bank of Pittsburgh of $259,820,000 and repurchase agreements totaling $12,482,000 at a weighted average interest rate of 5.82%.

     The increase of $9,583,000 or 97.9% in accrued interest payable and other liabilities during the first quarter of 2001 was affected by purchases of securities for which settlement had not occurred by March 31 and accrued merger and restructuring related charges described on page 7.

Stockholders' Equity:

     Stockholders' equity increased $3,695,000 or 3.6% from December 31, 2000 to March 31, 2001. A portion of this increase can be attributed to the change in the net unrealized gain (loss) on investment securities available for sale, net of taxes. The accumulated other comprehensive income (loss) reflected in stockholder's equity changed from $(694,000) at year-end 2000 to $1,285,000 at March 31, 2001. Much of this change was a function of declines in interest rates and corresponding increases in fair values of debt securities. The Corporation reissued approximately 115,000 shares of treasury stock during the first quarter of 2001. At March 31, 2001 and December 31, 2000 treasury shares totaled 185,000 and 300,000, respectively.

 Liquidity:

     The ability to meet the cash needs of customers, provide a cushion for unforseen obligations, and take advantage of market opportunities requires adequate liquidity. The primary functions of asset/liability management are the assurance of adequate liquidity and maintenance of an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner.

     The Corporation's most significant funding requirement is usually loan demand which is primarily funded through deposit growth. Generally, any deposit growth not used in funding loan demand is invested in short-term,
interest-bearing   deposits  or  longer  term   investments.   These  short-term
investments as well as the investment portfolio securities are a source of liquidity to fund loan demand.

     For the three months ended March 31, 2001, financing activities provided cash of $37,309,000. Deposit growth and long-term debt accounted for the largest portion of this funding source.

     Net cash used in investing activities totaled $24,344,000. The primary use of funds in 2001 was the purchase of investment securities of $52,568,000.

Forward Outlook:

     Certain forward-looking statements are incorporated in this document. These statements which may relate to market risks, growth strategies, asset quality, income growth, organizational structure, and other financial matters are subject to various uncertainties. Accordingly, actual results may differ materially from estimates incorporated in such statements.

Effects on Inflation:

     All business enterprises are affected by the constantly changing economic environment. Changes in the economy, however affect the banking industry differently than other industries. A bank's assets and liabilities are primarily monetary in nature and values are established without regard to future price changes.

     Also, banks, unlike industrial corporations are not required to provide for large capital expenditures in the form of premises, equipment and inventory. Interest rate changes and the actions of the Federal Reserve Board have a greater impact on a bank's operations than do the effects of inflation. Although occasional deviations may occur, it is management's policy to generally attempt to maintain rate-sensitive assets at a level approximating rate-sensitive liabilities. Based on a one-year parameter, this relationship approximated 115% as of March 31, 2001.

     Accordingly, management anticipates that any decline in interest rates could negatively impact earnings of the Corporation. Conversely, management may be able to increase rates on certain earning assets more rapidly than those of interest-bearing liabilities if a significant increase in interest rates would occur. This may result in an increase in the net interest margin of the Corporation.

                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                   PART II - OTHER INFORMATION AND SIGNATURES



Item 6.  Exhibits and Reports on Form 8-K/A1

          (a) Exhibits - none

          (b) Registrant was not required to file any reports on Form 8-K during the quarter ending March 31, 2001.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMMUNITY BANKS, INC.
                                  (Registrant)



Date          May 11, 2001                       /S/ Eddie L. Dunklebarger
     --------------------------                  -------------------------
                                                     Eddie L. Dunklebarger
                                                           President
                                                   (Chief Executive Officer)


Date          May 11, 2001                       /S/ Terry L. Burrows
     --------------------------                  -------------------------
                                                     Terry L. Burrows
                                                 Executive Vice-President
                                                 (Chief Financial Officer)