Form 10-Q
period 2001-06-30
COMMUNITY BANKS INC /PA/
filed 2001-08-14
CIK 714710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                       For the Quarter Ended June 30, 2001

                                   No. 0-15786
                            ------------------------
                            (Commission File Number)

                              COMMUNITY BANKS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


PENNSYLVANIA                                                          23-2251762
------------------------                                ------------------------
(State of Incorporation)                                (IRS Employer ID Number)

150 Market Street, Millersburg, PA                                         17061
----------------------------------------                             -----------
(Address of Principal Executive Offices)                             (Zip Code)

                                 (717) 692-4781
                         -------------------------------
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                           YES     X             NO
                                              ----------           ----------

                Number of shares outstanding as of June 30, 2001


CAPITAL STOCK-COMMON                                                   8,809,000
--------------------                                        --------------------
(Title of Class)                                            (Outstanding Shares)

                     COMMUNITY BANKS, INC. and SUBSIDIARIES

INDEX 10-Q


PART I

Financial Information.........................................................1

Consolidated Interim Balance Sheets.......................................... 2

Consolidated Interim Statements of Income.................................... 3

Consolidated Interim Statements of Changes in Stockholders' Equity........... 4

Consolidated Interim Statements of Cash Flows................................ 5

Notes to Consolidated Interim Financial Statements......................   6-10

Management's Discussion and Analysis of Financial
   Condition and Results of Operation...................................  11-17



PART II

Other Information and Signatures............................................ 18

                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries (CTY) for the three month and six month periods ending June 30, 2001 and 2000.

In the opinion of management, the following interim Consolidated Balance Sheets and related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows reflect all adjustments (consisting of normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations for such periods.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Balance Sheets
(Unaudited)
(Dollars in thousands except per share data)

                                                                              June 30,                December 31,
                                                                                2001                      2000
                                                                            ------------              ------------
ASSETS

Cash and due from banks.....................................                $     38,987              $     42,166
Interest-bearing time deposits in other banks...............                       1,150                     2,568
Investment securities, available for sale
   (fair value).............................................                     444,553                   389,819
Federal funds sold..........................................                       9,703                     6,280
Loans.......................................................                     843,365                   818,858
Less: Unearned income.......................................                      (3,392)                   (3,984)
          Allowance for loan losses.........................                     (12,258)                  (10,328)
                                                                            ------------              ------------
          Net loans.........................................                     827,715                   804,546
Premises and equipment, net.................................                      21,544                    21,587
Goodwill....................................................                         228                       183
Other real estate owned.....................................                         550                       416
Loans held for sale.........................................                       4,149                     2,719
Accrued interest receivable and other assets................                      42,733                    38,429
                                                                            ------------              ------------
     Total assets...........................................                  $1,391,312                $1,308,713
                                                                            ============              ============
LIABILITIES

Deposits:
   Demand (non-interest bearing)............................                 $   153,088               $   155,796
   Savings..................................................                     292,206                   257,178
   Time.....................................................                     464,033                   426,573
   Time in denominations of $100 or more....................                      79,895                    79,694
                                                                            ------------              ------------
   Total deposits..........................................                      989,222                   919,241
Short-term borrowings.......................................                       7,009                    36,093
Long-term debt..............................................                     271,997                   239,613
Accrued interest payable and other liabilities..............                      12,156                     9,788
                                                                            ------------              ------------
   Total liabilities........................................                   1,280,384                 1,204,735
                                                                            ------------              ------------
STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000 shares
   authorized; no shares issued and outstanding.............                         ---                       ---
Common stock-$5.00 par value; 20,000,000
   shares authorized; 8,969,000 and 8,545,000
   shares issued in 2001 and 2000, respectively.............                      44,843                    42,726
Surplus.....................................................                      35,893                    29,155
Retained earnings...........................................                      31,443                    38,723
Accumulated other comprehensive income (loss),
   net of tax (benefit) of $938 and $(374),
     respectively...........................................                       1,742                      (694)
Less: Treasury stock of 160,000 and 300,000
   shares at cost, respectively.............................                      (2,993)                   (5,932)
                                                                            ------------              ------------
   Total stockholders' equity...............................                     110,928                   103,978
                                                                            ------------              ------------
  Total liabilities and stockholders' equity................                  $1,391,312                $1,308,713
                                                                            ============              ============

All periods reflect the combined data of Community Banks, Inc. and The Glen Rock State Bank. The accompanying notes are an integral part of the consolidated interim financial statements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income
(Unaudited)
(Dollars in thousands except per share data)

                                                                           Three Months Ended                   Six Months Ended
                                                                                June 30,                            June 30,
                                                                           --------------------                --------------------
                                                                           2001            2000                2001            2000
                                                                           --------------------                --------------------
Interest
income:
Interest and fees on loans........................................       $17,673         $16,182              $35,380        $31,354
Interest and dividends on investment securities:
   Taxable........................................................         4,903           5,157                9,760         10,126
   Exempt from federal income tax.................................         1,723           1,124                3,198          2,244
Federal funds interest...........................................            205             123                  510            341
Other interest income.............................................            19              19                   51             32
                                                                         -------         -------              -------        -------
      Total interest income.......................................        24,523          22,605               48,899         44,097
                                                                         -------         -------              -------        -------
Interest expense:
Interest on deposits:
   Savings........................................................         1,817           1,866                3,715          3,668
   Time...........................................................         6,499           5,653               12,969         10,982
   Time in denominations of $100 or more..........................           926             790                2,052          1,530
Interest on short-term borrowings and long-term debt..............         3,824           3,190                7,522          5,979
Federal funds purchased and repo interest.........................           214             258                  423            571
                                                                         -------         -------              -------        -------
   Total interest expense........................................         13,280          11,757               26,681         22,730
                                                                         -------         -------              -------        -------
   Net interest income............................................        11,243          10,848               22,218         21,367
Provision for loan losses.........................................           871             525                2,444            886
                                                                         -------         -------              -------        -------
   Net interest income after provision for loan losses...........         10,372          10,323               19,774         20,481
                                                                         -------         -------              -------        -------
Other income:
   Income from fiduciary related activities.......................           176             159                  283            300
   Service charges on deposit accounts............................           830             696                1,589          1,316
   Other service charges, commissions and fees....................           523             419                  990            893
   Investment security gains......................................           366              50                  238            218
   Insurance premium income.......................................           386             394                  643            560
   Gains on loan sales............................................           378              93                  541            158
   Other income...................................................           249             227                  607            530
                                                                         -------         -------              -------        -------
      Total other income..........................................         2,908           2,038                4,891          3,975
                                                                         -------         -------              -------        -------
Other expenses:
   Salaries and employee benefits.................................         4,678           4,012                9,232          8,072
   Net occupancy expense..........................................         1,360           1,157                2,735          2,303
   Operating expense of insurance subsidiary......................           198             171                  337            258
   Merger and restructuring related expenses......................          (101)              -                1,798              -
   Other operating expense........................................         2,037           2,256                4,682          4,414
                                                                         -------         -------              -------        -------
      Total other expense.........................................         8,172           7,596               18,784         15,047
                                                                         -------         -------              -------        -------
      Income before income taxes..................................         5,108           4,765                5,881          9,409
Provision for income taxes........................................         1,077           1,228                1,042          2,382
                                                                         -------         -------              -------        -------
      Net income..................................................      $  4,031         $ 3,537             $  4,839        $ 7,027
                                                                         =======         =======              =======        =======

Earnings per share:
   Basic..........................................................    $      .46       $     .41           $      .55      $     .81
   Diluted........................................................    $      .45       $     .40           $      .54      $     .79
Dividends paid per share..........................................    $      .17       $     .15           $      .33      $     .30


All periods reflect the combined data of Community Banks, Inc. and The Glen Rock State Bank.
Per share data has been adjusted to reflect stock dividends and splits.
The accompanying notes are an integral part of the consolidated interim financial statements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Changes in Stockholders' Equity (Dollars in thousands except per share data)

                                                                      Six Month Periods Ended June 30

                                                                                       Accumulated
                                                                                          Other
                                              Common                  Retained        Comprehensive         Treasury       Total
                                               Stock      Surplus     Earnings            Income              Stock        Equity
                                             --------------------------------------------------------------------------------------
Balance, January 1, 2000.................     $40,903     $24,259      $36,432           $(11,697)         $ (3,588)     $  86,309
   Comprehensive income:
      Net income.........................                                7,027                                               7,027
      Change in unrealized gain (loss)
      on securities, net of tax of $127..
        and reclassification adjustment
         of $218 ........................                                                     235                              235
     Total comprehensive income..........                                                                                    7,262
Cash dividends ($.30 per share)..........                               (2,542)                                             (2,542)
5% stock dividend (348,000 shares).......       1,740       4,612       (6,352)
Net increase in treasury stock
   (90,000 shares).......................                                                                    (1,531)        (1,531)
Issuance of additional shares
   (11,000 shares).......................          55         219                                                              274
                                             --------     -------      -------           --------          --------      ---------
Balance, June 30, 2000...................     $42,698     $29,090      $34,565           $(11,462)         $ (5,119)     $  89,772
                                             ========     =======      =======           ========          ========      =========

Balance, January 1, 2001.................     $42,726     $29,155      $38,723           $   (694)         $ (5,932)      $103,978
   Comprehensive income:
     Net income..........................                                4,839                                               4,839
    Change in unrealized gain (loss)
    on securities, net of tax of $1,312
     and reclassification adjustment
      of $238............................                                                   2,436                            2,436
                                                                                                                         ---------
     Total comprehensive income..........                                                                                    7,275
Cash dividends ($.33 per share)..........                               (2,869)                                             (2,869)
5% stock dividend (426,000 shares).......       2,130       6,773       (8,903)
Issuance of additional shares
   (2,000 shares of common stock
     canceled and 140,000 shares, net,
     of treasury stock reissued) ........         (13)        (35)        (347)                               2,939          2,544
                                             --------     -------      -------           --------          --------      ---------
Balance, June 30, 2001...................     $44,843     $35,893      $31,443           $   1,742         $ (2,993)      $110,928
                                             ========     =======      =======           ========          ========      =========

All periods reflect the combined data of Community Banks, Inc. and The Glen Rock State Bank.
Per share data for all periods has been restated to reflect stock dividends and splits.
The accompanying notes are an integral part of the consolidated interim financial statements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                       -------------------------------------
                                                                                           2001                     2000
                                                                                       -------------------------------------
Operating Activities:
   Net income.....................................................                     $   4,839                  $  7,027
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses....................................                         2,444                       886
     Depreciation and amortization................................                         2,270                     1,853
     Net (increase) decrease in goodwill..........................                           (45)                      120
     Investment security gains....................................                          (238)                     (218)
     Loans originated for sale....................................                       (34,496)                  (10,454)
     Proceeds from sales of loans.................................                        33,607                    11,934
     Gains on loan sales..........................................                          (541)                     (158)
     Change in other assets, net..................................                        (4,515)                  (10,124)
     Increase in accrued interest payable and other
      liabilities, net............................................                         1,430                       632
                                                                                        --------                  --------
     Net cash provided by operating activities....................                         4,755                     1,498
                                                                                        --------                  --------
Investing Activities:
   Net (increase) decrease in interest-bearing time
    deposits in other banks.......................................                         1,418                       693
   Proceeds from sales of investment securities...................                        52,299                     5,520
   Proceeds from maturities of investment securities..............                        30,932                     8,042
   Purchases of investment securities.............................                      (135,024)                  (45,633)
   Net increase in total loans....................................                       (25,910)                  (67,693)
   Net increase in premises and equipment.........................                        (1,182)                   (2,978)
                                                                                        --------                  --------
      Net cash used by investing activities.......................                       (77,467)                 (102,049)
                                                                                        --------                  --------
Financing Activities:
   Net increase in total deposits.................................                        69,981                    73,716
   Net increase (decrease) in short-term borrowings...............                       (29,084)                   (1,576)
   Proceeds from issuance of long-term debt.......................                        33,048                   129,135
   Repayment of long-term debt....................................                          (664)                  (94,000)
   Cash dividends.................................................                        (2,869)                   (2,542)
   Purchases of treasury stock....................................                             -                    (1,531)
   Proceeds from issuance of common stock.........................                         2,544                       274
                                                                                        --------                  --------
      Net cash provided by financing activities...................                        72,956                   103,476
                                                                                        --------                  --------
     Increase in cash and cash equivalents........................                           244                     2,925

   Cash and cash equivalents at beginning of period...............                        48,446                    37,117
                                                                                        --------                  --------
   Cash and cash equivalents at end of period.....................                      $ 48,690                  $ 40,042
                                                                                        ========                  ========

All periods reflect the combined data of Community Banks, Inc. and The Glen Rock State Bank.
The accompanying notes are an integral part of the consolidated interim financial statements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
(Unaudited)
(Dollars in thousands)


1.   Accounting Policies

     These financial statements have been prepared in accordance with instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods.

     The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 10 and 11 of the 2000 Annual Report to shareholders.



     Other Events

     On March 30, 2001, Community Banks, Inc. (CTY) completed its merger of The Glen Rock State Bank (GR). GR has five banking offices located in York County, Pennsylvania. CTY issued 1,205,000 shares of common stock for all of the outstanding common stock of GR. This transaction was accounted for as a pooling of interests and combined unaudited financial information is as follows:

                                                                              Quarter Ended June 30, 2000
                                                                              ---------------------------
                                                                      (dollars in thousands expect per share data)

                                                                   CTY                   GR                 Combined
                                                              -------------------------------------------------------
Interest income........................................         $19,345                $3,260               $22,605
Interest expense.......................................           9,922                 1,835                11,757
                                                              -------------------------------------------------------
Net interest income....................................           9,423                 1,425                10,848
Loan loss provision....................................             500                    25                   525
Other income...........................................           1,805                   233                 2,038
Other expense..........................................           6,465                 1,131                 7,596
                                                              -------------------------------------------------------
Income before taxes....................................           4,263                   502                 4,765
Taxes..................................................           1,091                   137                 1,228
                                                              -------------------------------------------------------
Net income.............................................        $  3,172               $   365              $  3,537
                                                              =======================================================

Earnings per common share:

Basic                                                        $      .40              $    .27            $      .41
Diluted                                                      $      .39              $    .27            $      .40


Per share data has been adjusted to reflect a five percent stock dividend payable April 30, 2001.

Consolidated Interim Statements of Income

     Included in the Consolidated Interim Statements of Income for the six months ended June 30, 2001 are merger and restructuring related charges totaling $1.9 million. The following summarizes the components of the merger and restructuring expenses charged to operations during 2001 and the remaining accrual balance at June 30, 2001.

                                                                                                                    Remaining
                                                                Original         Incurred            Accrual          Accrual
                                                                 Accrual          to-Date           Reversal        at 6/30/01
                                                                --------         --------           --------        ---------
Merger costs:
    Employee severance benefits                                 $   508          $   305            $  (51)            $152
    Legal and professional fees                                     287              236               (19)              32
    Conversion costs                                                220              164                 -               56
    Asset disposal                                                  107              107                 -                -
    Printing costs                                                   63               58                (5)               -
    Other                                                           174              134               (26)              14
Restructuring costs:
    Employee severance benefits
          (merger related)                                          540              540                 -                -
                                                                  -----            -----              ----              ---
                                                                 $1,899           $1,544             $(101)            $254
                                                                  =====            =====              ====              ===


2.   Investment Securities

     The amortized cost and estimated fair values of investment securities at June 30, 2001 and December 31, 2000 were as follows:

                                                                                                     June 30,
                                                                                                       2001
                                                                                                     --------
                                                                                                                   Estimated
                                                                                        Amortized                     Fair
                                                                                           Cost                       Value
                                                                                        ---------                  ---------
U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies..............................................................                $128,919                  $128,813
Mortgage-backed U.S. government agencies.................................                  73,577                    74,426
Obligations of states and political subdivisions.........................                 133,783                   135,490
Corporate securities.....................................................                  69,634                    69,005
Equity securities........................................................                  35,960                    36,819
                                                                                        ---------                  ---------
     Total...............................................................                $441,873                  $444,553
                                                                                        =========                  =========


                                                                                                    December 31,
                                                                                                       2000
                                                                                                    ------------
                                                                                                                   Estimated
                                                                                        Amortized                     Fair
                                                                                           Cost                       Value
                                                                                        ---------                  ---------
U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies..............................................................                $147,422                  $144,410
Mortgage-backed U.S. government agencies.................................                  74,685                    74,689
Obligations of states and political subdivisions.........................                 102,741                   104,173
Corporate securities.....................................................                  42,350                    42,498
Equity securities........................................................                  23,689                    24,049
                                                                                        ---------                  ---------
     Total...............................................................                $390,887                  $389,819
                                                                                        =========                  =========


3.   Allowance for loan losses

     Changes in the allowance for loan losses are as follows:

                                                                      Six Months Ended      Year Ended          Six Months Ended
                                                                          June 30,          December 31,            June 30,
                                                                            2001               2000                   2000
                                                                      ----------------      -----------         ----------------
Balance, January 1...................................                      $10,328            $ 8,976               $8,976
Provision for loan losses............................                        2,444              2,863                  886
Loan charge-offs.....................................                         (733)            (1,925)                (575)
Recoveries...........................................                          219                414                  202
                                                                           -------            -------              -------
Balance, June 30, 2001, December 31,
 2000, and June 30, 2000.............................                      $12,258            $10,328               $9,489
                                                                           =======            =======              =======


                 NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                                                          June 30,          December 31,            June 30,
                                                                            2001               2000                   2000
                                                                          -------           ------------            -------
Loans past due 90 days or more and still
 accruing interest:
     Commercial, financial and agricultural....................            $   317             $    8              $   734
     Mortgages................................................                 932                495                  381
     Personal installment......................................                105                 98                   64
     Other.....................................................                  -                 11                    -
                                                                           -------            -------              -------
                                                                             1,354                612                1,179
                                                                           -------            -------              -------
Loans renegotiated with borrowers..............................                  -                205                  236
                                                                           -------            -------              -------
Loans on which accrual of interest has been
 discontinued:
     Commercial, financial and agricultural....................              3,299              2,042                3,325
     Mortgages.................................................              5,516              3,445                3,542
     Other.....................................................                692                356                  385
                                                                           -------            -------              -------
                                                                             9,507              5,843                7,252
                                                                           -------            -------              -------
Other real estate..............................................                550                416                  568
                                                                           -------            -------              -------
     Total.....................................................            $11,411             $7,076               $9,235
                                                                           =======            =======              =======

(a) The determination to discontinue the accrual of interest on nonperforming loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.


Impaired Loans

     At June 30, 2001 and December 31, 2000, the recorded investment in loans for which impairment has been recognized totaled $7,249,000 and $2,877,000, respectively, none of which related to loans requiring a valuation allowance. For the six months ended June 30, 2001, the average recorded investment in impaired loans approximated $6,138,000. The average balance for 2000 approximated $2,630,000. Interest recognized on impaired loans on the cash basis for the six month periods ending June 30, 2001 and 2000 was not significant.

4.   Statement of Cash Flows

     Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $1,677,000 and $2,425,000 and
$26,611,000 and $22,478,000 for income taxes and interest, respectively, for each of the six month periods ended June 30, 2001 and 2000.

     Excluded from the consolidated statements of cash flows for the periods ended June 30, 2001 and 2000 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totaling $297,000 and $456,000, respectively. The company also recorded a decrease in deferred tax assets of $374,000 and an increase in deferred tax liabilities of $938,000 in 2001. A decrease in deferred tax assets of $126,000 was recognized in 2000. These variations related to the effects of changes in net unrealized gain (loss) on investment securities available for sale.

5.   Earnings Per Share:

     The following table sets forth the calculations of Basic and Diluted Earnings Per Share for the periods indicated:

                                                                                      Three Months Ended June 30,
                                                                    ----------------------------------------------------------------
                                                                             2001                                    2000
                                                                    ----------------------------------------------------------------
                                                                                        Per-Share                          Per-Share
                                                                    Income     Shares    Amount         Income     Shares    Amount
                                                                    ----------------------------------------------------------------
                                                                                   (In thousands except per share data)
Basic EPS:
Income available to common stockholders.......................      $4,031      8,797      $.46         $3,537      8,702      $.41
Effect of Dilutive Securities: ...............................       =====                  ===          =====                  ===
Incentive stock options outstanding...........................                    191                                 109
                                                                                -----                               -----
Diluted EPS:
Income available to common stockholders &
   assumed conversion.........................................      $4,031      8,988      $.45         $3,537      8,811      $.40
                                                                     =====                  ===          =====                  ===


                                                                                      Three Months Ended June 30,
                                                                    ----------------------------------------------------------------
                                                                             2001                                    2000
                                                                    ----------------------------------------------------------------
                                                                                        Per-Share                          Per-Share
                                                                    Income     Shares    Amount         Income     Shares    Amount
                                                                    ----------------------------------------------------------------
                                                                                    (In thousands except per share data)
Basic EPS:
Income available to common stockholders.......................      $4,839      8,740      $.55         $7,027     8,726       $.81
Effect of Dilutive Securities: ...............................       =====                  ===          =====                  ===
Incentive stock options outstanding...........................                    161                                113
                                                                                -----                              -----
Diluted EPS:
Income available to common stockholders &
   assumed conversion.........................................      $4,839      8,901      $.54         $7,027      8,839      $.79
                                                                     =====                  ===          =====                  ===


Per share data has been adjusted to reflect stock dividends and splits.

                     Community Banks, Inc. and Subsidiaries
    Management's Discussion of Financial Condition and Results of Operations

      Average Balances, Effective Interest Differential and Interest Yields

 Income and Rates on a Tax Equivalent Basis (b) for the Three Months Ended June 30, 2001, 2000, and 1999
                             (dollars in thousands)

                                               June 30,                          June 30,                     June 30,
                                   -------------------------------------------------------------------------------------------------
                                                 2001                              2000                         1999
                                   -------------------------------------------------------------------------------------------------
                                                 Average                           Average                        Average
                                                 Interest    Rates                 Interest    Rates             Interest    Rates
                                     Average      Income/    Earned/    Average     Income/    Earned/  Average   Income/    Earned/
                                    Balance(c)   Expense(a)  Paid (a)   Balance(c) Expense(a)  Paid (a) Balance(c)Expense(a) Paid(a)
                                   -------------------------------------------------------------------------------------------------
Assets:
   Cash and due from banks.....    $   33,775                          $  30,854                        $ 28,749
                                   ----------                         ----------                      ----------
   Earning Assets:
      Interest-bearing deposits
       in other banks..........         1,492     $   19      5.11%        1,668    $   19      4.58%      1,640  $   18      4.40%
                                   ----------                         ----------                      ----------
      Investment securities:
         Taxable...............       291,751      4,903      6.74       293,347     5,157      7.07     260,461   4,226      6.51
         Tax-exempt (b)........       138,873      2,651      7.66        91,570     1,729      7.59     104,049   2,098      8.09
                                   ----------                         ----------                      ----------
      Total investment
       securities..............       430,624                            384,917                         364,510
                                   ----------                         ----------                      ----------
      Federal funds sold.......        16,776        205      4.90         7,734       123      6.40       9,276     143      6.18
                                   ----------                         ----------                      ----------
      Loans, net of unearned
       income (b)..............       836,489     17,746      8.51       749,446    16,249      8.72     651,966  13,695      8.43
                                   ----------    -------      ----    ----------  --------      ----  ---------- -------      ----
       Total earning assets....     1,285,381    $25,524      7.96     1,143,765  $ 23,277      8.18   1,027,392 $20,180      7.88
                                   ----------    -------      ----    ----------  --------      ----  ---------- -------      ----
      Allowance for loan losses       (11,894)                            (9,317)                         (8,745)
      Premises, equipment, and.
         other assets..........        61,907                             53,179                          40,260
                                   ----------                         ----------                      ----------
         Total assets..........    $1,369,169                         $1,218,481                      $1,087,656
                                   ==========                         ==========                      ==========
Liabilities:
   Demand deposits.............       149,144                             70,266                          62,773
                                   ----------                         ----------                      ----------
   Interest-bearing liabilities:
      Savings deposits.........       285,403      1,817      2.55       331,717     1,866      2.26     327,403   1,671      2.05
                                   ----------                         ----------                      ----------
      Time deposits:
         $100 or greater.......        75,240                             57,313                          44,106
         Other.................       461,772                            416,509                         357,402
                                   ----------                         ----------                      ----------
      Total time deposits......       537,012      7,425      5.55       473,822     6,443      5.47     401,508   5,179      5.17
                                   ----------                         ----------                      ----------
      Total time and savings
         deposits..............       822,415                            805,539                         728,911
      Short-term borrowings....         6,589         62      3.77        10,386       117      4.53       5,271      56      4.26
      Long-term debt...........       272,358      3,976      5.86       234,114     3,331      5.72     186,625   2,489      5.35
                                   ----------    -------      ----    ----------  --------      ----  ---------- -------      ----
         Total interest-bearing
            liabilities........     1,101,362    $13,280      4.84     1,050,039   $11,757      4.50     920,807 $ 9,395      4.09
                                   ----------    -------      ----    ----------  --------      ----  ---------- -------      ----
      Accrued interest, taxes and
         other liabilities.....        10,143                              8,460                          10,027
                                   ----------                         ----------                      ----------
         Total liabilities.....     1,260,649                          1,128,765                         993,607
                                   ----------                         ----------                      ----------
      Stockholders' equity.....       108,520                             89,716                          94,049
                                   ----------                         ----------                      ----------
         Total liabilities and
            stockholders' equity   $1,369,169                         $1,218,481                      $1,087,656
                                   ==========                         ==========                      ==========
Interest income to earning
   assets......................                               7.96%                             8.18%                         7.88%
Interest expense to earning
   assets......................                               4.14                              4.13                          3.67

      Effective interest.......
         differential..........                  $12,244      3.82%                $11,520      4.05%            $10,785      4.21%
                                                 =======      ====                 =======      ====             =======      ====


(a) Amortization of net deferred fees included in interest income and rate calculations. (b) Interest income on all tax-exempt securities and loans have been adjusted to a tax equivalent basis utilizing a Federal tax rate of 35%. (c) Averages are a combination of monthly and daily averages.

All periods reflect the combined data of Community Banks, Inc. and The Glen Rock State Bank.

The following discussion represents management's analysis of the consolidated financial condition and results of operations of Community Banks, Inc. (Corporation) and its four wholly-owned subsidiaries: Community Banks, N.A.
(CBNA); Peoples State Bank (PSB); Community Banks Investments, Inc. (CBII); and Community Banks Life Insurance Co. (CBLIC).

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

On June 27, 2001, the Corporation purchased The Sentinel Agency, Inc., a title insurance agency located in Harrisburg, Pennsylvania. The acquisition was accounted for under the purchase method of accounting for business combinations..

RESULTS OF OPERATIONS

Net Interest Income:

Net interest income, the most significant source of operating revenue, increased $851,000 or 4.0% during the first six months of 2001 compared to the first six months of 2000. Net interest income for the second quarter of 2001 was $395,000 or 3.6% greater than the same period of 2000. Net interest income is the income which remains after deducting the interest expense applicable to funds required to support the earning assets from the total income generated by earning assets. The ability to manage net interest income in varied economic environments is critical to the success of the Corporation. The table on page 11 presents average balances and taxable equivalent interest income and interest expense for the three month periods ending June 30, 2001, 2000, and 1999. Net interest income margin for the second quarter of 2001 was 3.82% compared to 4.05% in the second quarter of 2000 and 4.21% in the second quarter of 1999. Interest income to earning assets decreased from 8.18% in 2000 to 7.96% in 2001. Interest expense to earning assets increased from 4.13% to 4.14% during the same periods.

Total interest income on a tax equivalent basis increased $2,247,000 or 9.7% in the second quarter of 2001, compared to an increase of $3,097,000 or 15.3% in the second quarter of 2000. Interest and fees on loans on a tax equivalent basis increased $1,497,000 or 9.2% in the second quarter of 2001. As indicated by the table the increase was primarily volume related as total average loans increased $87,043,000 or 11.6%. The increase of $668,000 or 9.7% in tax equivalent interest and dividends on investment securities was also primarily volume related. The average balances of investment securities increased $45,707,000 or 11.9% while the average balances of tax exempt securities increased $47,303,000 or 51.7% in 2001. Interest and fees on loans on a tax equivalent basis increased $2,554,000 or 18.6% in 2000. Most of this increase was volume related and caused by an increase in average balances of $97,480,000 or 15.0%. The increase of $562,000 or 8.9% in tax equivalent interest and dividends on investment securities was volume and rate related. The average balances of investment securities increased $20,407,000 or 5.6% in 2000.

Total interest expense increased $1,523,000 or 13.0% in the second quarter of 2001, and $2,362,000 or 25.1% in the second quarter of 2000. A volume related decrease of $49,000 or .03% occurred in savings interest expense in 2001. Significantly impacting this change was a conversion of a substantial portion of NOW accounts to non-interest bearing accounts. The 2001 increase in interest expense was impacted by an increase of $982,000 or 15.2% in time deposit interest expense. This increase in time deposit interest expense was primarily volume driven as average balances increased $63,190,000 or 13.3% in comparison to the second quarter of 2000. A volume and rate driven increase of $590,000 or 17.1% in borrowed funds interest also affected total interest expense in 2001. A significant factor affecting the increase in the second quarter of 2000 was a volume related increase of $1,264,000 or 24.4% in total time deposit interest expense.

Provision for Loan Losses:

The provision for loan losses charged to income in the first six months of 2001 was $2,444,000 compared to $886,000 in the first six months of 2000. The provision for loan losses charged to income in the second quarter of 2001 was $346,000 greater than the charge in the second quarter of 2000. Net loan charge-offs were $514,000 for the first six months of 2001 compared to $373,000 for the comparable period of 2000. Net loan charge-offs as a percentage of average net loans approximated .06% and .05% during the first six months of 2001 and 2000, respectively. Affecting the increase in the provision for loan losses in 2001 was an increase in total nonperforming loans and other real estate of $2,176,000 or 23.6%. A portion of the provision charged to income in 2001 was associated with the growth of 11.6% in average net loans.


Other Income and Other Expenses:

Other income exclusive of security gains increased $896,000 or 23.8% in the first six months of 2001 compared to the same period of 2000. Other income exclusive of security gains increased $554,000 or 27.9% in the second quarter of 2001 in comparison to the same period of 2000. The increases in 2001 of $273,000 or 20.7% in service charges on deposit accounts resulted from increased deposit account balances and related ancillary services and management's renewed emphasis on these functions. Investment security losses of $128,000 recognized during the first quarter of 2001 were more than offset by gains of $366,000 recognized in the second quarter. Gains and losses on debt securities result from the Corporation's investment portfolio and balance sheet management strategies while equity security gains and losses generally relate to holdings of other financial institutions. Most of the investment security gains recognized in 2000 were associated with equity securities of financial institutions. Increases in insurance premiums income of $83,000 or 14.8% through the first six months of 2001 are a reflection of consumer loan demand and additional credit life and accident and health insurance premiums realized at CBLIC. Gains on loan sales increased dramatically in the second quarter of 2001 as a result of increased demand for fixed-rate real estate loans. The fair value of loans held for sale approximated their carrying values at June 30, 2001 and 2000. The increase in other income in 2001 of $77,000 or 14.5% was impacted by increases in life insurance policy premiums.

The increase in other expenses during the first half of 2001 of $3,737,000 or 24.8% was significantly impacted by merger and restructuring related expenses associated with the acquisition of The Glen Rock State Bank. Increases in salaries and employee benefits of $1,160,000 or 14.4% and occupancy expense of $432,000 or 18.8% were affected by the openings in 2000 of three new banking offices and the hiring of new personnel. Occupancy expense for the first six months of 2001 was also impacted by the GR merger. The table on page 7 provides additional detail associated with the merger and restructuring related expenses recognized during the first quarter of 2001. An accrual reversal of $101,000 associated with the merger and restructuring costs was recognized during the second quarter of 2001. Most of this amount related to the unanticipated retention of certain GR employees and savings of legal and professional fees. Other operating expense increased $268,000 or 6.1% in 2001 compared to the first six months of 2000. Affecting these changes were the increases in banking facilities and additional marketing and business development initiatives.

Provision for Income Taxes:

An increase in the relationship of tax-free income to pre-tax income resulted in a significant reduction in the Corporation's effective tax rate for the first half of 2001. Effective tax rates approximated 17.7% and 25.3% for the first six months of 2001 and 2000, respectively.

Net Income:

The previously described factors contributed to a decline in net income of $2.2 million or 31.1% for the six months ended June 30, 2001 compared to the first six months of 2000. Net income for the three months ended June 30, 2001 increased $494,000 or 14.0% over the same period of 2000.

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

                                                                                                          Increase (Decrease)
                                                                              Balance                            Since
                                                                           June 30, 2001                  December 31, 2000
                                                                           -------------                  -------------------
                                                                                        (dollars in thousands)
                                                                                                     Amount                 %
                                                                                                     ------                 -
Funding Sources:

Deposits and borrowed funds:

Non-interest bearing...........................................            $  153,088               $ (2,708)              (1.7)%
Interest-bearing...............................................               836,134                 72,689                9.5
                                                                           ----------               --------               ----
   Total deposits..............................................               989,222                 69,981                7.6

Borrowed funds.................................................               279,006                  3,300                1.2
Other liabilities..............................................                12,156                  2,368               24.2
Shareholders' equity...........................................               110,928                  6,950                6.7
                                                                           ----------               --------               ----
   Total sources...............................................            $1,391,312                $82,599                6.3 %
                                                                           ==========               ========               ====
Funding uses:

Interest earning assets:


Short-term investments.........................................          $     10,853               $  2,005               22.7 %
Investment securities..........................................               444,553                 54,734               14.0
Loans, net of unearned income..................................               844,122                 26,529                3.2
                                                                           ----------               --------               ----
   Total interest earning assets...............................             1,299,528                 83,268                6.8

Cash and due from banks........................................                38,987                 (3,179)              (7.5)
Other assets...................................................                52,797                  2,510                5.0
                                                                           ----------               --------               ----
   Total uses..................................................            $1,391,312                $82,599                6.3 %
                                                                           ==========               ========               ====


Balance Sheet Data:

The Corporation's balance sheet continued to grow in 2001 with assets at June 30 reaching $1.4 billion, an increase of $82.6 million or 6.3% over year-end 2000. As indicated by the table on page 14, deposits were the primary funding source, while investments represented most of the use of funds. Average earning assets (see page 11) for the second quarter of 2001 were $141.6 million or 12.4%
greater than average earning assets for the second quarter of 2000. Average interest bearing liabilities increased $51.3 million or 4.9%. Average non-interest bearing demand deposits increased $78.9 million or 112.3% for these same periods. Average earning assets approximated 93.9% of total assets for the second quarter of 2001 and 2000. Changes in the composition of earning assets reflect management's attempt to respond to fluctuating loan demand and corresponding policies relating to liquidity and asset/liability management.

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

At June 30, 2001 and December 31, 2000, management classified investment securities with amortized costs and fair values of $441,873,000 and $444,553,000 and $390,887,000 and $389,819,000, respectively, as available for sale. Obligations of states and political subdivisions experienced the largest increases in balances from year-end 2000 to June 30, 2001. Affecting the changes in unrealized gains and losses was a decline in interest rates in 2001. No securities were considered held for trading purposes at June 30, 2001 and December 31, 2000.

At June 30, 2000 the net unrealized gain on investments available for sale, net of tax, was $1,742,000. At December 31, 2000, the net unrealized loss on investments available for sale, net of tax was $694,000. These amounts were reflected in shareholders' equity accordingly.

Net loans increased $23,169,000 or 2.9% from December 31, 2000 to June 30, 2001. During this period commercial loans increased $12,200,000 or 9.0% while personal loans increased $9,275,000 or 8.3%

The allowance for loan losses increased $1,930,000 or 18.7% from year-end 2000 to June 30, 2001. Total non-performing loans approximated $10,861,000 and $6,660,000, as of June 30, 2001 and December 31, 2000, respectively. Contributing to the increase in non-performing loans in 2001 was an increase of $1,566,000 in non-performing commercial loans and an increase of $2,508,000 in non-performing mortgage loans. The ratio of nonaccrual loans, other real estate owned, restructured loans, and accruing loans contractually past due 90 days or more to total assets approximated .82% and .54% at June 30, 2001 and December 31, 2000, respectively. The allowance for loan losses to loans net of unearned income approximated 1.46% and 1.27% at June 30, 2001 and December 31, 2000, respectively.

The Corporation recognized approximately $165,000 of goodwill during the second quarter of 2001 associated with the acquisition of The Sentinel Agency, Inc.

The increase in the balance of loans held for sale at June 30, 2001 reflects an increase in demand for fixed rate mortgage loans. Accrued interest receivable and other assets were affected by an increase in accounts receivable associated with loan sales.

Total deposits increased $69,981,000 or 7.6% from December 31, 2000 to June 30, 2001. Contributing to this increase were increases of $35,028,000 or 13.6% in savings deposits and $37,661,000 or 7.4% in time deposits. New certificate of deposit products affected the increase in time deposits.

Management converted a significant portion of short-term borrowings to long-term debt during the first quarter of 2001. At June 30, 2001 long-term debt totaling $271,997,000 included borrowings from the Federal Home Loan Bank of Pittsburgh of $259,880,000 and repurchase agreements totaling $12,117,000 at a weighted average interest rate of 5.82%.

The increase of $2,368,000 or 24.2% in accrued interest payable and other liabilities during the first six months of 2001 was affected by an increase in interest-bearing deposits and liabilities associated with the acquisition of The Sentinel Agency.

Stockholders' Equity:

Stockholders' equity increased $6,950,000 or 6.7% from December 31, 2000 to June 30, 2001. A portion of this increase can be attributed to the change in the net unrealized gain (loss) on investment securities available for sale, net of taxes. The accumulated other comprehensive income (loss) reflected in stockholder's equity changed from $(694,000) at year-end 2000 to $1,742,000 at June 30, 2001. Much of this change was a function of declines in interest rates and corresponding increases in fair values of debt securities. The Corporation reissued approximately 140,000 shares of treasury stock during the second quarter of 2001. At June 30, 2001 and December 31, 2000 treasury shares totaled 160,000 and 300,000, respectively.

Liquidity:

Effective liquidity management ensures that the Corporation has the ability to meet the cash needs of customers, provide a cushion for unforseen obligations, and take advantage of market opportunities. The primary functions of asset/liability management are the assurance of adequate liquidity and maintenance of an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner.

Typically, the Corporation's most significant funding requirement is loan demand which is primarily funded through deposit growth. Generally, any deposit growth not used in funding loan demand is invested in short-term, interest-bearing deposits or longer term investments. These short-term investments as well as the investment portfolio securities are a source of liquidity to fund loan demand.

For the six months ended June 30, 2001, financing activities provided cash of $72,956,000. Deposit growth and long-term debt accounted for the largest portion of this funding source.

Net cash used in investing activities totaled $77,467,000. The primary use of funds in 2001 was the purchase of investment securities of $135,024,000.

Forward Outlook:

This document contains certain forward-looking statements. These statements which may relate to market risks, growth strategies, asset quality, income growth, organizational structure, and other financial matters are subject to various uncertainties. Accordingly, actual results may differ materially from estimates incorporated in such statements.

Effects on Inflation:

The constantly changing economic environment affects all business enterprises. Changes in the economy, however affect the banking industry differently than other industries. A bank's assets and liabilities are primarily monetary in nature and values are established without regard to future price changes.

Banks, unlike industrial corporations are not required to provide for large capital expenditures in the form of premises, equipment and inventory. Interest rate changes and the actions of the Federal Reserve Board have a greater impact on a bank's operations than do the effects of inflation. Although occasional deviations may occur, it is management's policy to generally attempt to maintain rate-sensitive assets at a level approximating rate-sensitive liabilities. Based on a one-year parameter, this relationship approximated 107% as of June 30, 2001.

Management, therefore, anticipates that any decline in interest rates could negatively impact earnings of the Corporation. Conversely, management may be able to increase rates on certain earning assets more rapidly than those of interest-bearing liabilities if a significant increase in interest rates would occur. This may result in an increase in the net interest margin of the Corporation.

Recent Accounting Pronouncements:

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.141 (FAS 141), Business Combinations, and No.142 (FAS 142), Goodwill and Other Intangibles Assets.

FAS 141 supercedes Accounting Principles Board Opinion No.16 (APB 16), Business Combinations. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain. Management has reviewed FAS 141 and has determined that the statement has no effect on its current financial position or results of operations.

FAS 142 supercedes APB 17, Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. Management has not yet determined the effect of adopting FAS 141, and is unable to anticipate its effect on the Company's financial condition or results of operations.

                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                   PART II - OTHER INFORMATION AND SIGNATURES

Item 4. Submission of Matters to Vote of Security Holders

     The annual meeting of shareholders of Community Banks, Inc. was held on May 1, 2001 for the purpose of considering and voting upon the following matters:

     1. To elect four (4) directors: Thomas W. Long, Donald L. Miller, Samuel E. Cooper, and Eddie L. Dunklebarger, to serve until the 2005 annual meeting of shareholders. Each director received affirmative votes representing at least 68.95% of the shares outstanding.

Item 6. Exhibits and Reports on Form 8-K/A1

          (a) Exhibits - none

          (b) Registrant filed the following reports on Form 8-K during the quarter ending June 30, 2001.

          Reports Dated March 30, 2001

          Registrant reported the merger of The Glen Rock State Bank of Glen Rock. Incorporated by reference in Form 8-K/A-1 were the Pro Forma Unaudited Consolidated Statement of Income for the year ended December 31, 2000 and the Pro Forma Unaudited Combined Balance Sheet as of December 31, 2000.

          Report Dated April 30, 2001

          Registrant announced an agreement to purchase all the stock of The Sentinel Agency, Inc., a Pennsylvania corporation engaged in the title insurance agency business.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             COMMUNITY BANKS, INC.
                                  (Registrant)

Date      August 10, 2001                             /S/ Eddie L. Dunklebarger
     -------------------------                        -------------------------
                                                        Eddie L. Dunklebarger
                                                             President
                                                      (Chief Executive Officer)

Date      August 10, 2001                             /S/ Terry L. Burrows
     -------------------------                        -------------------------
                                                        Terry L. Burrows
                                                       Executive Vice President
                                                       (Chief Financial Officer)