Form 10-Q
period 2001-09-30
COMMUNITY BANKS INC /PA/
filed 2001-11-13
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                    For the Quarter Ended September 30, 2001

                                   No. 0-15786
                                   -----------
                            (Commission File Number)

                              COMMUNITY BANKS, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


     PENNSYLVANIA                                                    23-2251762
------------------------                                            -----------
(State of Incorporation)                                (IRS Employer ID Number)
------------------------

150 Market Street, Millersburg, PA                                      17061
----------------------------------------                            ------------
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

                                          YES     X             NO
                                         ------------         -------------

              Number of shares outstanding as of September 30, 2001

CAPITAL STOCK-COMMON                                                8,871,000
--------------------                                             --------------
(Title of Class)                                            (Outstanding Shares)

                     COMMUNITY BANKS, INC. and SUBSIDIARIES
                                   INDEX 10-Q

PART I

Financial Information.........................................................1

Consolidated Interim Balance Sheets...........................................2

Consolidated Interim Statements of Income.....................................3

Consolidated Interim Statements of Changes in Stockholders' Equity............4

Consolidated Interim Statements of Cash Flows.................................5

Notes to Consolidated Interim Financial Statements.........................6-10

Management's Discussion and Analysis of Financial
   Condition and Results of Operation.....................................11-17



PART II

Other Information and Signatures.............................................18

                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries (CTY) for the three month and nine month periods ending September 30, 2001 and 2000.

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

                     COMMUNITY BANKS, INC. AND SUBSIDIARIES
                      Consolidated Interim Balance Sheets
                                  (Unaudited)
                  (Dollars in thousands except per share data)

                                                                            September 30,              December 31,
                                                                                2001                      2000
                                                                           -------------             -------------
ASSETS

Cash and due from banks.....................................                $     31,739              $     42,166
Interest-bearing time deposits in other banks...............                       2,128                     2,568
Investment securities, available for sale
   (fair value).............................................                     482,956                   389,819
Federal funds sold..........................................                      18,255                     6,280
Loans.......................................................                     855,897                   818,858
Less: Unearned income.......................................                      (2,848)                   (3,984)
          Allowance for loan losses.........................                     (11,789)                  (10,328)
                                                                           -------------             -------------
          Net loans.........................................                     841,260                   804,546
Premises and equipment, net.................................                      22,334                    21,587
Intangible assets...........................................                         991                     1,059
Other real estate owned.....................................                         534                       416
Loans held for sale.........................................                       3,718                     2,719
Accrued interest receivable and other assets................                      42,279                    37,553
                                                                           -------------             -------------
     Total assets...........................................                  $1,446,194                $1,308,713
                                                                           =============             =============
LIABILITIES

Deposits:
   Demand (non-interest bearing)............................                 $   158,029               $   155,796
   Savings..................................................                     309,556                   257,178
   Time.....................................................                     464,222                   426,573
   Time in denominations of $100 or more....................                      81,224                    79,694
                                                                           -------------             -------------
   Total deposits..........................................                    1,013,031                   919,241
Short-term borrowings.......................................                       8,303                    36,093
Long-term debt..............................................                     296,750                   239,613
Accrued interest payable and other liabilities..............                      13,092                     9,788
                                                                           -------------             -------------
   Total liabilities........................................                   1,331,176                 1,204,735
                                                                           -------------             -------------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000 shares
   authorized; no shares issued and outstanding.............                         ---                       ---
Common stock-$5.00 par value; 20,000,000
   shares authorized; 8,969,000 and 8,545,000
   shares issued in 2001 and 2000, respectively.............                      44,845                    42,726
Surplus.....................................................                      35,906                    29,155
Retained earnings...........................................                      33,872                    38,723
Accumulated other comprehensive income (loss),
   net of tax (benefit) of $1,204 and $(374),
     respectively...........................................                       2,236                      (694)
Less: Treasury stock of 98,000 and 300,000
   shares at cost, respectively.............................                      (1,841)                   (5,932)
                                                                           -------------             -------------
   Total stockholders' equity...............................                     115,018                   103,978
                                                                           -------------             -------------

  Total liabilities and stockholders' equity................                  $1,446,194                $1,308,713
                                                                           =============             =============


All periods reflect the combined data of Community Banks, Inc. and The Glen Rock State Bank. The accompanying notes are an integral part of the consolidated interim financial statements.

                     COMMUNITY BANKS, INC. AND SUBSIDIARIES
                   Consolidated Interim Statements of Income
                                  (Unaudited)
                  (Dollars in thousands except per share data)

                                                                            Three Months Ended                 Nine Months Ended
                                                                               September 30,                     September 30,
                                                                       --------------------------           ------------------------
                                                                           2001            2000                 2001           2000
                                                                       --------------------------           ------------------------
Interest income:

Interest and fees on loans........................................       $17,520         $17,376              $52,900        $48,730
Interest and dividends on investment securities:
   Taxable........................................................         4,884           5,344               14,644         15,470
   Exempt from federal income tax.................................         1,862           1,176                5,060          3,420
Federal funds interest...........................................            261              94                  771            435
Other interest income.............................................            40              14                   91             46
                                                                        --------        --------             --------       --------
      Total interest income.......................................        24,567          24,004               73,466         68,101
                                                                        --------        --------             --------       --------

Interest expense:
Interest on deposits:
   Savings........................................................         1,786           1,509                5,501          5,177
   Time...........................................................         6,204           6,472               19,173         17,454
   Time in denominations of $100 or more..........................         1,057           1,154                3,109          2,684
Interest on short-term borrowings and long-term debt..............         3,900           3,598               11,422          9,577
Federal funds purchased and repo interest.........................           201             326                  624            897
                                                                        --------        --------             --------       --------
   Total interest expense........................................         13,148          13,059               39,829         35,789
                                                                        --------        --------             --------       --------
   Net interest income............................................        11,419          10,945               33,637         32,312
Provision for loan losses.........................................         1,306             658                3,750          1,544
                                                                        --------        --------             --------       --------
   Net interest income after provision for loan losses...........         10,113          10,287               29,887         30,768
                                                                        --------        --------             --------       --------
Other income:
   Investment management and trust services.......................           147             144                  430            444
   Service charges on deposit accounts............................           861             698                2,450          2,014
   Other service charges, commissions and fees....................           452             517                1,442          1,410
   Investment security gains......................................         1,018             140                1,256            358
   Insurance premium income and commissions.......................           408             405                1,051            965
   Gains on loan sales............................................           326              92                  867            250
   Other income...................................................           457             264                1,064            794
                                                                        --------        --------             --------       --------
      Total other income..........................................         3,669           2,260                8,560          6,235
                                                                        --------        --------             --------       --------
Other expenses:...................................................
   Salaries and employee benefits.................................         4,497           4,164               13,729         12,236
   Net occupancy expense..........................................         1,259           1,196                3,994          3,499
   Operating expense of insurance subsidiary......................           178             155                  515            413
   Merger and restructuring related expenses......................          (115)             --                1,683             --
   Other operating expense........................................         2,468           2,230                7,150          6,644
                                                                        --------        --------             --------       --------
      Total other expense.........................................         8,287           7,745               27,071         22,792
                                                                        --------        --------             --------       --------
      Income before income taxes..................................         5,495           4,802               11,376         14,211
Provision for income taxes........................................         1,176           1,215                2,218          3,597
                                                                        --------        --------             --------       --------

      Net income..................................................      $  4,319         $ 3,587             $  9,158        $10,614
                                                                        ========        ========             ========       ========
Earnings per share:
   Basic..........................................................    $      .49       $     .41            $    1.04       $   1.22
   Diluted........................................................    $      .48       $     .41            $    1.03       $   1.20
Dividends paid per share..........................................    $      .17       $     .15            $     .49       $    .44


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

                     COMMUNITY BANKS, INC. AND SUBSIDIARIES
       Consolidated Interim Statements of Changes in Stockholders' Equity
                  (Dollars in thousands except per share data)

                                                                  Nine Month Periods Ended September 30
                                                                                     Accumulated
                                                                                        Other
                                             Common                  Retained       Comprehensive       Treasury          Total
                                              Stock       Surplus    Earnings          Income             Stock          Equity
                                           ----------------------------------------------------------------------------------------

Balance, January 1, 2000.................   $40,903       $24,259    $36,432          $(11,697)         $ (3,588)      $  86,309
   Comprehensive income:
      Net income.........................                             10,614                                              10,614
      Change in unrealized gain (loss)
      on securities, net of tax of $1,382
        and reclassification adjustment
         of $358 ........................                                                2,566                             2,566
                                                                                                                       ---------
     Total comprehensive income..........                                                                                 13,180
Cash dividends ($.44 per share)..........                             (3,845)                                             (3,845)
5% stock dividend (348,000 shares).......     1,740         4,612     (6,352)
Net increase in treasury stock
   (127,000 shares)......................                                                                 (2,374)         (2,374)
Issuance of additional shares
   (15,000 shares).......................        77           236        (81)                                                232
                                            -------       -------    -------         ---------          --------       ---------
Balance, September 30, 2000..............   $42,720       $29,107    $36,768         $  (9,131)         $ (5,962)      $  93,502
                                            =======       =======    =======         =========          ========       =========

Balance, January 1, 2001.................   $42,726       $29,155    $38,723         $    (694)         $ (5,932)      $ 103,978
   Comprehensive income:
     Net income..........................                              9,158                                               9,158
    Change in unrealized gain (loss)
    on securities, net of tax of $1,578
     and reclassification adjustment
      of $1,256..........................                                                2,930                             2,930
                                                                                                                       ---------
     Total comprehensive income..........                                                                                 12,088
Cash dividends ($.49 per share)..........                             (4,376)                                             (4,376)
5% stock dividend (426,000 shares).......     2,130         6,773     (8,903)
Issuance of additional shares
   (202,000 net shares of treasury
     stock reissued and 2,000 shares
     of common stock cancelled) .........       (11)          (22)      (730)                              4,091           3,328
                                            -------       -------    -------         ---------          --------       ---------

Balance, September 30, 2001..............   $44,845       $35,906    $33,872          $  2,236          $ (1,841)       $115,018
                                            =======       =======    =======         =========          ========       =========


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

                     COMMUNITY BANKS, INC. AND SUBSIDIARIES
                 Consolidated Interim Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                                Nine Months Ended
                                                                                                  September 30,

                                                                                           2001                      2000
                                                                                      --------------------------------------
Operating Activities:
   Net income.....................................................                      $  9,158                   $ 10,614
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses....................................                         3,750                      1,544
     Depreciation and amortization................................                         3,410                      2,541
     Net decrease in intangible assets............................                            68                        181
     Investment security gains....................................                        (1,256)                      (358)
     Loans originated for sale....................................                       (54,665)                   (14,912)
     Proceeds from sales of loans.................................                        54,533                     14,969
     Gains on loan sales..........................................                          (867)                      (250)
     Change in other assets, net..................................                        (4,822)                    (6,141)
     Increase in accrued interest payable and other
      liabilities, net............................................                         2,100                      1,076
                                                                                       ---------                  ---------
     Net cash provided by operating activities....................                        11,409                      9,264
                                                                                       ---------                  ---------

Investing Activities:
   Net decrease in interest-bearing time
    deposits in other banks.......................................                           440                        673
   Proceeds from sales of investment securities...................                        59,142                      7,512
   Proceeds from maturities of investment securities..............                        84,744                      8,142
   Purchases of investment securities.............................                      (232,918)                   (44,417)
   Net increase in total loans....................................                       (40,860)                  (101,603)
   Net increase in premises and equipment.........................                        (2,498)                    (4,271)
                                                                                       ---------                  ---------
      Net cash used by investing activities.......................                      (131,950)                  (133,964)
                                                                                       ---------                  ---------

Financing Activities:
   Net increase in total deposits.................................                        93,790                    100,778
   Net decrease in short-term borrowings..........................                       (27,790)                      (629)
   Proceeds from issuance of long-term debt.......................                        57,831                    142,360
   Repayment of long-term debt....................................                          (694)                  (109,000)
   Cash dividends.................................................                        (4,376)                    (3,845)
   Purchases of treasury stock....................................                            --                     (2,374)
   Proceeds from issuance of common stock.........................                         3,328                        232
                                                                                       ---------                  ---------
      Net cash provided by financing activities...................                       122,089                    127,522
                                                                                       ---------                  ---------

     Increase in cash and cash equivalents........................                         1,548                      2,822

   Cash and cash equivalents at beginning of period...............                        48,446                     37,117
                                                                                       ---------                  ---------
   Cash and cash equivalents at end of period.....................                     $  49,994                   $ 39,939
                                                                                       =========                  =========

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

                     COMMUNITY BANKS, INC. AND SUBSIDIARIES
               Notes to Consolidated Interim Financial Statements
                                  (Unaudited)
                             (Dollars in thousands)


1.  Accounting Policies

     These financial statements have been prepared in accordance with instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, stockholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods.

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

                                                                            Quarter Ended September 30, 2000
                                                                            ---------------------------------
                                                                      (dollars in thousands expect per share data)

                                                                   CTY                        GR                Combined
                                                               ----------------------------------------------------------

Interest income........................................         $20,649                    $3,355               $24,004
Interest expense.......................................          11,114                     1,945                13,059
                                                               ----------------------------------------------------------
Net interest income....................................           9,535                     1,410                10,945
Loan loss provision....................................             613                        45                   658
Other income...........................................           2,031                       229                 2,260
Other expense..........................................           6,602                     1,143                 7,745
                                                               ----------------------------------------------------------
Income before taxes....................................           4,351                       451                 4,802
Taxes..................................................           1,108                       107                 1,215
                                                               ----------------------------------------------------------

Net income.............................................        $  3,243                   $   344              $  3,587
                                                               =========================================================

Earnings per common share:

Basic                                                          $    .44                   $   .26              $    .41
Diluted                                                        $    .43                   $   .26              $    .41


Per share data has been adjusted to reflect a five percent stock dividend paid April 30, 2001.

Consolidated Interim Statements of Income

     Included in the Consolidated Interim Statements of Income for the nine months ended September 30, 2001 are merger and restructuring related charges totaling $1.7 million. The following summarizes the components of the merger and restructuring expenses charged to operations during 2001 and the remaining accrual balance at September 30, 2001. A portion of the original accrual was subsequently reversed due in part to changes in personnel obligations and availability of alternative positions.

                                                                                                                   Remaining
                                                                Original         Incurred          Accrual           Accrual
                                                                 Accrual          to-Date         Reversal        at 9/30/01
                                                                 -------         --------         --------        ----------

     Merger costs:
         Employee severance benefits                            $   508          $   374            $  (99)            $ 35
         Legal and professional fees                                287              252               (35)              --
         Conversion costs                                           220              175               (45)              --
         Asset disposal                                             107              107                --               --
         Printing costs                                              63               58                (5)              --
         Other                                                      174              142               (32)              --
     Restructuring costs:
         Employee severance benefits
               (merger related)                                     540              540                --               --
                                                                 ------           ------            ------           ------
                                                                 $1,899           $1,648             $(216)            $ 35
                                                                 ======           ======            ======           ======

2.  Investment Securities

     The amortized cost and estimated fair values of investment securities at September 30, 2001 and December 31, 2000 were as follows:

                                                                                                   September 30,
                                                                                                       2001
                                                                                                                   Estimated
                                                                                        Amortized                     Fair
                                                                                           Cost                      Value
                                                                                      -------------              -------------
U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies..............................................................               $  81,257                 $  81,561
Mortgage-backed U.S. government agencies.................................                  98,152                    99,515
Obligations of states and political subdivisions.........................                 157,233                   160,078
Corporate securities.....................................................                  89,936                    88,510
Equity securities........................................................                  52,938                    53,292
                                                                                       ----------                ----------

     Total...............................................................                $479,516                  $482,956
                                                                                       ==========                ==========




                                                                                                   December 31,
                                                                                                       2000
                                                                                                                   Estimated
                                                                                        Amortized                     Fair
                                                                                           Cost                      Value
                                                                                      -------------              -------------
U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies..............................................................                $147,422                  $144,410
Mortgage-backed U.S. government agencies.................................                  74,685                    74,689
Obligations of states and political subdivisions.........................                 102,741                   104,173
Corporate securities.....................................................                  42,350                    42,498
Equity securities........................................................                  23,689                    24,049
                                                                                       ----------                ----------

     Total...............................................................                $390,887                  $389,819
                                                                                       ==========                ==========


3.  Allowance for loan losses
    -------------------------

     Changes in the allowance for loan losses are as follows:

                                                                 Nine Months Ended         Year Ended            Nine Months Ended
                                                                    September 30,          December 31,            September 30,
                                                                        2001                  2000                      2000
                                                                 -----------------         ------------          -----------------
Balance, January 1...................................                  $10,328               $  8,976                  $8,976
Provision for loan losses............................                    3,750                  2,863                   1,544
Loan charge-offs.....................................                   (2,664)                (1,925)                   (984)
Recoveries...........................................                      375                    414                     336
                                                                      --------               --------                --------
Balance, September 30, 2001, December 31,
 2000, and September 30, 2000........................                  $11,789                $10,328                  $9,872
                                                                      ========               ========                ========


                  NONPERFORMING LOANS (a) AND OTHER REAL ESTATE

                                                                    September 30,          December 31,            September 30,
                                                                        2001                  2000                      2000
                                                                 -----------------         ------------          -----------------
Loans past due 90 days or more and still
 accruing interest:
     Commercial, financial and agricultural....................      $     563              $      8                 $   328
     Mortgages................................................             113                   495                     241
     Personal installment......................................             29                    98                     250
     Other.....................................................              3                    11                      --
                                                                     ---------              --------                 -------
                                                                           708                   612                     819
                                                                     ---------              --------                 -------
Loans renegotiated with borrowers..............................             --                   205                     207
                                                                     ---------              --------                 -------
Loans on which accrual of interest has been
 discontinued:
     Commercial, financial and agricultural....................          3,347                 2,042                   2,780
     Mortgages.................................................          6,860                 3,445                   3,624
     Other.....................................................            463                   356                     358
                                                                     ---------              --------                 -------
                                                                        10,670                 5,843                   6,762
                                                                     ---------              --------                 -------

Other real estate..............................................            534                   416                     578
                                                                     ---------              --------                 -------
     Total.....................................................        $11,912                $7,076                  $8,366
                                                                     =========              ========                 =======

(a) The determination to discontinue the accrual of interest on nonperforming loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

Impaired Loans

     At September 30, 2001 and December 31, 2000, the recorded investment in loans for which impairment has been recognized totaled $8,377,000 and $2,877,000, respectively, none of which related to loans requiring a valuation allowance. For the nine months ended September 30, 2001, the average recorded investment in impaired loans approximated $6,884,000. The average balance for 2000 approximated $2,630,000. Interest recognized on impaired loans on the cash basis for the nine month periods ending September 30, 2001 and 2000 was not significant.

4.  Statement of Cash Flows

     Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $1,697,000 and $3,645,000 and
$39,625,000 and $35,386,000 for income taxes and interest, respectively, for each of the nine month periods ended September 30, 2001 and 2000.

     Excluded from the consolidated statements of cash flows for the periods ended September 30, 2001 and 2000 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totaling $396,000 and $465,000, respectively. The company also recorded a decrease in deferred tax assets of $374,000 and an increase in deferred tax liabilities of $1,204,000 in 2001. A decrease in deferred tax assets of $1,382,000 was recognized in 2000. These are variations related to the effects of changes in net unrealized gain
(loss) on investment securities available for sale.

5.  Earnings Per Share:
    -------------------

     The following table sets forth the calculations of Basic and Diluted Earnings Per Share for the periods indicated:

                                                                                    Three Months Ended September 30,
                                                                    ----------------------------------------------------------------
                                                                                2001                               2000
                                                                    ----------------------------------------------------------------
                                                                                        Per-Share                          Per-Share
                                                                    Income     Shares     Amount        Income    Shares     Amount
                                                                    ----------------------------------------------------------------
(In thousands except per share data) Basic EPS:
Income available to common stockholders.......................      $4,319      8,837      $.49         $3,587     8,674      $.41
Effect of Dilutive Securities: ...............................       =====                  ===          =====                 ===
Incentive stock options outstanding...........................                    168                                123
                                                                               ------                              -----
Diluted EPS:
Income available to common stockholders &
   assumed conversion.........................................      $4,319      9,005      $.48         $3,587     8,797      $.41
                                                                     =====                  ===          =====                 ===



                                                                                     Nine Months Ended September 30,
                                                                    ----------------------------------------------------------------
                                                                                2001                               2000
                                                                    ----------------------------------------------------------------
                                                                                        Per-Share                          Per-Share
                                                                    Income     Shares     Amount        Income    Shares     Amount
                                                                    ----------------------------------------------------------------
(In thousands except per share data) Basic EPS:
Income available to common stockholders.......................      $9,158      8,773     $1.04        $10,614      8,709     $1.22
Effect of Dilutive Securities: ...............................       =====                 ====          =====                 ====
Incentive stock options outstanding...........................                    148                                 111
                                                                               ------                              ------
Diluted EPS:
Income available to common stockholders &
   assumed conversion.........................................      $9,158      8,921     $1.03        $10,614      8,820     $1.20
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


Income and Rates on a Tax Equivalent Basis (b) for the Three Months Ended September 30, 2001, 2000, and 1999 (dollars in thousands)

                                            September  30,                  September 30,                  September 30,
                              ----------------------------------------------------------------------------------------------------
                                                2001                            2000                           1999
                              ----------------------------------------------------------------------------------------------------
                                            Average                           Average                           Average
                                           Interest     Rates                 Interest    Rates                 Interest     Rates
                                Average     Income/     Earned/    Average    Income/     Earned/    Average    Income/     Earned/
                               Balance(c)  Expense(a)   Paid (a)   Balance(c) Expense(a)  Paid (a)   Balance(c) Expense(a)  Paid(a)
                              ----------------------------------------------------------------------------------------------------
Assets:
 Cash and due from banks....  $   40,113                          $   33,814                        $   27,274
                              ----------                          ----------                        ----------
 Earning Assets:
  Interest-bearing deposits
   in other banks...........       3,341   $    40       4.75%         1,138  $    14      4.89%         2,407   $   28      4.62%
                              ----------                          ----------                        ----------
  Investment securities:
   Taxable..................     303,443     4,884       6.39        298,343    5,344      7.13        268,986    5,035      7.43
   Tax-exempt (b)...........     147,390     2,865       7.71         89,704    1,809      8.02         91,751    1,875      8.11
                              ----------                          ----------                        ----------
  Total investment
   securities...............     450,833                             388,047                           360,737
                              ----------                          ----------                        ----------
  Federal funds sold........      27,302       261       3.79          5,926       94      6.31          4,615       72      6.19
                              ----------                          ----------                        ----------
  Loans, net of unearned
   income (b)...............     844,898    17,620       8.27        782,793   17,440      8.86        671,380   13,511      7.98
                              ----------   -------       ----     ----------  -------      -----    ----------  -------      -----
  Total earning assets......   1,326,374   $25,670       7.68      1,177,904  $24,701      8.34      1,039,139  $20,521      7.83
                              ----------   -------       ----     ----------  -------      -----    ----------  -------      -----
  Allowance for loan losses      (12,108)                             (9,573)                           (8,961)
  Premises, equipment, and
   other assets.............      65,783                              67,266                            45,919
                              ----------                          ----------                        ----------
   Total assets.............  $1,420,162                          $1,269,411                        $1,103,371
                              ==========                          ==========                        ==========
Liabilities:
 Demand deposits............    152,331                               73,004                            65,241
                              ----------                          ----------                        ----------
 Interest-bearing liabilities:
  Savings deposits..........     308,318     1,786       2.30        336,965    1,509      1.78        302,794    1,730      2.27
                              ----------                          ----------                        ----------
  Time deposits:
   $100 or greater..........      80,087                              78,762                            44,142
   Other....................     466,621                             424,477                           397,473
                              ----------                          ----------                        ----------
  Total time deposits.......     546,708     7,261       5.27        503,239    7,626      6.03        441,615    5,337      4.79
                              ----------                          ----------                        ----------
  Total time and savings
   deposits.................     855,026                             840,204                           744,409
  Short-term borrowings.....       5,620        33       2.33         12,540      171      5.42          8,006       85      4.21
  Long-term debt............     282,172     4,068       5.72        241,861    3,753      6.17        185,950    2,515      5.37
                              ----------   -------       ----     ----------  -------      -----    ----------  -------      -----
   Total interest-bearing
    liabilities.............   1,142,818   $13,148       4.56      1,094,605  $13,059      4.75        938,365  $ 9,667      4.09
                              ----------   -------       ----     ----------  -------      -----    ----------  -------      -----
   Accrued interest, taxes and
    other liabilities.......      12,166                               9,342                             9,319
                              ----------                          ----------                        ----------
    Total liabilities.......   1,307,315                           1,176,951                         1,012,925
   Stockholders' equity.....     112,847                              92,460                            90,446
                              ----------                          ----------                        ----------
    Total liabilities and
     stockholders' equity     $1,420,162                          $1,269,411                        $1,103,371
                              ==========                          ==========                        ==========
Interest income to earning
   assets...................                             7.68%                             8.34%                             7.83%
Interest expense to earning
   assets...................                             3.93                              4.41                              3.69
                                                         ----                              -----                             -----

      Effective interest....
       differential.........               $12,522       3.75%                $11,642      3.93%                $10,854      4.14%
                                           =======       ====                 =======      =====                =======      =====

(a) Amortization of net deferred fees included in interest income and rate calculations. (b) Interest income on all tax-exempt securities and loans have been adjusted to a tax equivalent basis utilizing a Federal tax rate of 35%. (c) Averages are a combination of monthly and daily averages.


All periods reflect the combined data of Community Banks, Inc. and The Glen Rock State Bank.

     This  discussion  represents  management's  analysis  of  the  consolidated financial condition and results of operations of Community Banks, Inc. (Corporation) and its four wholly-owned subsidiaries: Community Banks, N.A.
(CBNA); Peoples State Bank (PSB); Community Banks Investments, Inc. (CBII); and Community Banks Life Insurance Co. (CBLIC).

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

     On June 27, 2001, the Corporation purchased The Sentinel Agency, Inc., a title insurance agency located in Harrisburg, Pennsylvania. The acquisition was accounted for under the purchase method of accounting for business combinations and became a subsidiary of PSB.

RESULTS OF OPERATIONS

Net Interest Income:

     The most significant source of operating revenue is net interest income. Net interest income is the income which remains after deducting the interest expense applicable to funds required to support earning assets from the total income generated by earning assets. The ability to manage net interest income in varied economic environments is critical to the success of the Corporation. Net interest income increased $1,325,000 or 4.1% during the first nine months of 2001 compared to the first nine months of 2000. Net interest income for the third quarter of 2001 was $474,000 or 4.3% greater than the same period of 2000. The table on page 11 presents average balances and taxable equivalent interest income and interest expense for the three month periods ending September 30, 2001, 2000, and 1999. Net interest income on a tax equivalent basis (identified as effective interest differential on page 11) increased $880,000 or 7.6% in the third quarter of 2001 compared to the same period of 2000. Net interest margin for the third quarter of 2001 was 3.75% compared to 3.93% in the third quarter of 2000 and 4.14% in the third quarter of 1999. Interest income to earning assets decreased from 8.34% in 2000 to 7.68% in 2001. Interest expense to earning assets decreased from 4.41% to 3.93% during the same periods.

     Total interest income on a tax equivalent basis increased $969,000 or 3.9% in the third quarter of 2001, compared to an increase of $4,180,000 or 20.4% in the third quarter of 2000. Interest and fees on loans on a tax equivalent basis increased $180,000 or 1.0% in the third quarter of 2001. As indicated by the table, the increase was primarily volume related as total average loans increased $62,105,000 or 7.9%. The increase of $596,000 or 8.3% in tax equivalent interest and dividends on investment securities was also primarily volume related. The average balances of total investment securities increased $62,786,000 or 16.2% while the average balances of tax exempt securities increased $57,686,000 or 64.3% in 2001. Interest and fees on loans on a tax equivalent basis increased $3,929,000 or 29.1% in the third quarter of 2000. Much of this increase was volume related and caused by an increase in average balances of $111,413,000 or 16.6%. The increase in the third quarter of 2000 of $243,000 or 3.5% in tax equivalent interest and dividends on investment securities was also volume related. The average balances of investment securities increased $27,310,000 or 7.6% in 2000.

     Total interest expense increased $89,000 or 0.7% in the third quarter of 2001, and $3,392,000 or 35.1% in the third quarter of 2000. A rate related increase of $277,000 or 18.4% occurred in savings interest expense in 2001. Significantly impacting the modest increase in interest expense in the third quarter of 2001 was a rate related decline in the cost of total time deposits. The 2001 increase in interest expense was also impacted by an increase of $177,000 or 4.5% in borrowed funds interest expense. This increase in borrowed funds interest expense was primarily volume driven as average balances increased $33,391,000 or 13.1% in comparison to the third quarter of 2000. A significant factor affecting the increase in the third quarter of 2000 was a volume related increase of $2,289,000 or 42.9% in total time deposit interest expense. A volume and rate driven increase of $1,324,000 or 50.9% in borrowed funds interest also affected total interest expense in 2000.

Provision for Loan Losses:

     The provision for loan losses charged to income in the first nine months of 2001 was $3,750,000 compared to $1,544,000 in the first nine months of 2000. The provision for loan losses charged to income in the third quarter of 2001 was $648,000 greater than the charge in the third quarter of 2000. Net loan charge-offs were $2,289,000 for the first nine months of 2001 compared to $648,000 for the comparable period of 2000. Net loan charge-offs as a percentage of average net loans approximated .28% and .09% during the first nine months of 2001 and 2000, respectively. Affecting the increase in the provision for loan losses in 2001 was an increase in total nonperforming loans and other real estate of $3,545,000 or 42.4%. A portion of the provision charged to income in 2001 was associated with the growth of 10.5% in average net loans.


Other Income and Other Expenses:

     Other income exclusive of security gains increased $1,427,000 or 24.3% in the first nine months of 2001 compared to the same period of 2000. Other income exclusive of security gains increased $531,000 or 25.0% in the third quarter of 2001 in comparison to the same period of 2000. The increases in 2001 of $436,000 or 21.6% in service charges on deposit accounts resulted from increased deposit account balances and related ancillary services and management's renewed emphasis on these functions. Gains and losses on debt securities result from the Corporation's investment portfolio and balance sheet management strategies while equity security gains and losses generally relate to holdings of other financial institutions. Investment security gains of $1,018,000 recognized in the third quarter of 2001 included $756,000 associated with equity securities primarily held by a non-bank subsidiary, Community Banks Investments, Inc. The balance of the gains related to the restructuring of investment security portfolios at the two subsidiary banks. Most of the investment security gains recognized in 2000 were associated with equity securities of financial institutions. Increases in insurance premium income of $86,000 or 8.9% through the first nine months of 2001 are a reflection of consumer loan demand and additional credit life and accident and health insurance premiums realized at CBLIC. Gains on loan sales increased dramatically in the third quarter of 2001 as a result of increased demand for fixed-rate real estate loans. The fair value of loans held for sale approximated their carrying values at September 30, 2001 and 2000. The increase in other income in 2001 of $270,000 or 34.0% was impacted by increases in the cash surrender value of life insurance.

     The increase in other expenses during the first nine months of 2001 of $4,279,000 or 18.8% was significantly impacted by merger and restructuring related expenses associated with the acquisition of The Glen Rock State Bank. Increases in salaries and employee benefits of $1,493,000 or 12.2% and occupancy expense of $495,000 or 14.1% were affected by the openings in 2000 of three new banking offices, the GR merger, and the hiring of new personnel. The table on page 7 provides additional detail associated with the merger and restructuring related expenses recognized during the first quarter of 2001. Accrual reversals of $101,000 and $115,000 associated with the merger and restructuring costs were recognized during the second and third quarters of 2001. Most of this amount related to changes in GR personnel obligations, savings of legal and professional fees, and other associated costs. Other operating expense increased $506,000 or 7.6% in 2001 compared to the first nine months of 2000. Affecting these changes were the increases in banking facilities and additional marketing and business development initiatives.

Provision for Income Taxes:

     An increase in the relationship of tax-free income to pre-tax income resulted in a significant reduction in the Corporation's effective tax rate for the first nine months of 2001. Effective tax rates approximated 19.5% and 25.3% for the first nine months of 2001 and 2000, respectively.

Net Income:

     The previously described factors contributed to a decline in net income of $1.5 million or 13.7% for the nine months ended September 30, 2001 compared to the first nine months of 2000. Net income for the three months ended September 30, 2001 increased $732,000 or 20.4% over the same period of 2000.

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

                                                                                                Increase (Decrease)
                                                                             Balance                Since
                                                                      September 30, 2001       December 31, 2000
                                                                      ------------------       -----------------
                                                                                  (dollars in thousands)

                                                                                                     Amount                 %
                                                                                                     ------                 -
Funding Sources:

Deposits and borrowed funds:

Non-interest bearing...........................................          $    158,029             $    2,233                1.4%
Interest-bearing...............................................               855,002                 91,557               12.0
                                                                         ------------             ----------             ------
   Total deposits..............................................             1,013,031                 93,790               10.2

Borrowed funds.................................................               305,053                 29,347               10.6
Other liabilities..............................................                13,092                  3,304               33.8
Shareholders' equity...........................................               115,018                 11,040               10.6
                                                                         ------------             ----------             ------
   Total sources...............................................            $1,446,194               $137,481               10.5%
                                                                         ============             ==========             ======

Funding uses:

Interest-earning assets:

Short-term investments.........................................          $     20,383              $  11,535              130.4%
Investment securities..........................................               482,956                 93,137               23.9
Loans, net of unearned income..................................               856,767                 39,174                4.8
                                                                         ------------             ----------             ------

   Total interest-earning assets...............................             1,360,106                143,846               11.8

Cash and due from banks........................................                31,739                (10,427)             (24.7)
Other assets...................................................                54,349                  4,062                8.1
                                                                         ------------             ----------             ------

   Total uses..................................................            $1,446,194               $137,481               10.5%
                                                                         ============             ==========             ======

Balance Sheet Data:

     Balance sheet growth continued in 2001 with assets at September 30 reaching $1.4 billion, an increase of $137.5 million or 10.5% over year-end 2000. As indicated by the table on page 14, deposits were the primary funding source, while investments represented most of the use of funds.

     As indicated by the table on page 11, average earning assets for the third quarter of 2001 were $148.5 million or 12.6% greater than average earning assets for the third quarter of 2000. Most of this change related to increases in average total investment securities and average net loans of $62.8 million or 16.2% and $62.1 million or 7.9 %, respectively. Average interest bearing liabilities increased $48.2 million or 4.4%. Average non-interest bearing demand deposits increased $79.3 million or 108.7% for these same periods. Average earning assets approximated 93.4% and 92.8% of total assets for the third quarters of 2001 and 2000, respectively. Changes in the composition of earning assets reflect management's attempt to respond to fluctuating loan demand and corresponding policies relating to liquidity and asset/liability management.

     The Corporation's investment portfolio is actively managed and accordingly all investment securities are classified as available for sale. Under current policy, if management has the intent and the Corporation has the ability at the time of purchase to hold securities until maturity, securities are classified as held-to-maturity investments and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value.
Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.

     At September 30, 2001 and December 31, 2000, management classified investment securities with amortized costs and fair values of $479,516,000 and $482,956,000 and $390,887,000 and $389,819,000, respectively, as available for sale. Obligations of states and political subdivisions and corporate securities experienced the largest increases in balances from year-end 2000 to September 30, 2001. Affecting the changes in unrealized gains and losses was a decline in interest rates in 2001. No securities were considered held for trading purposes at September 30, 2001 and December 31, 2000.

     The net unrealized gain on investments available for sale, net of tax, at September 30, 2001 was $2,236,000. At December 31, 2000, the net unrealized loss on investments available for sale, net of tax was $694,000. These amounts were accordingly reflected in shareholders' equity.

     Net loans increased $36,714,000 or 4.6% from December 31, 2000 to September 30, 2001. During this period commercial loans increased $13,820,000 or 10.2%, personal loans increased $8,324,000 or 7.5% , and loans secured by real estate increased $11,089,000 or 2.0%.

     The allowance for loan losses increased $1,461,000 or 14.1% from year-end 2000 to September 30, 2001. Total non-performing loans approximated $11,378,000 and $6,660,000, as of September 30, 2001 and December 31, 2000, respectively. Contributing to the increase in non-performing loans in 2001 was an increase of $1,860,000 in non-performing commercial loans and an increase of $3,033,000 in non-performing mortgage loans. The ratio of nonaccrual loans, other real estate owned, restructured loans, and accruing loans contractually past due 90 days or more to total assets approximated .82% and .54% at September 30, 2001 and December 31, 2000, respectively. The allowance for loan losses to loans net of unearned income approximated 1.38% and 1.27% at September 30, 2001 and December 31, 2000, respectively.

     The balance of loans held for sale at September 30, 2001 reflects an increase in demand for fixed rate mortgage loans. Accrued interest receivable and other assets were affected by an increases in earning assets and accounts receivable associated with loan sales.

     Total deposits increased $93,790,000 or 10.2% from December 31, 2000 to September 30, 2001. Contributing to this increase were increases of $52,378,000 or 20.4% in savings deposits and $39,179,000 or 7.7% in time deposits. New deposit products affected the increase in savings deposits.

     A significant portion of short-term borrowings was converted to long-term debt during the first quarter of 2001. At September 30, 2001 long-term debt totaling $296,750,000 included borrowings from the Federal Home Loan Bank of Pittsburgh of $280,476,000 and repurchase agreements totaling $16,274,000 at a weighted average interest rate of 5.68%.

     The increase of $3,304,000 or 33.8% in accrued interest payable and other liabilities during the first nine months of 2001 was affected by an increase in interest-bearing deposits and liabilities associated with the acquisition of The Sentinel Agency.

Stockholders' Equity:

     Total stockholders' equity increased $11,040,000 or 10.6% from December 31, 2000 to September 30, 2001. A portion of this increase can be attributed to the change in the net unrealized gain (loss) on investment securities available for sale, net of taxes. Accumulated other comprehensive income (loss) reflected in stockholder's equity changed from $(694,000) at year-end 2000 to $2,236,000 at September 30, 2001. Much of this change was a function of declines in interest rates and corresponding increases in fair values of debt securities. The Corporation reissued approximately 62,000 shares of treasury stock during the third quarter of 2001. At September 30, 2001 and December 31, 2000 treasury shares totaled 98,000 and 300,000, respectively.

Liquidity:

     The Corporation must maintain adequate liquid assets to meet the cash flow requirements of its customers. Effective liquidity management ensures that the Corporation has the ability to meet the cash needs of customers, provide a cushion for unforseen obligations, and take advantage of market opportunities. The primary functions of asset/liability management are the assurance of adequate liquidity and maintenance of an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. A continuous review of net liquid assets is conducted to assure appropriate cash flow to meet needs and obligations in a timely manner.

     Loan demand which is typically the Corporation's most significant investing activity is primarily funded through deposit growth. Generally, any deposit
growth  not  used  in  funding   loan   demand  is   invested   in   short-term,
interest-bearing   deposits  or  longer  term   investments.   These  short-term
investments as well as the investment portfolio securities are a source of liquidity to fund loan demand.

     For the nine months ended September 30, 2001, financing activities provided cash of $122,089,000. Deposit growth and long-term debt accounted for the largest portion of this funding source. Net cash used in investing activities totaled $131,950,000. The primary use of funds in 2001 was a net increase in investment securities of $89,032,000.

Forward Outlook:

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

     Financial institutions, unlike industrial corporations are not required to provide for large capital expenditures in the form of premises, equipment and inventory. Interest rate changes and the actions of the Federal Reserve Board have a greater impact on a bank's operations than do the effects of inflation. Although occasional deviations may occur, it is management's policy to generally attempt to maintain rate-sensitive assets at a level approximating rate-sensitive liabilities. Based on a one-year parameter, this relationship approximated 1.10% as of September 30, 2001.

     Due to its asset sensitive posture, management, anticipates that any decline in interest rates could negatively impact earnings of the Corporation. Conversely, management may be able to increase rates on certain earning assets more rapidly than those of interest-bearing liabilities if a significant increase in interest rates would occur. This may result in an increase in the net interest margin of the Corporation.


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

     FAS 142 supercedes APB 17, Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of FAS 142 will have no material impact on the Corporation's financial condition or results of operations.

                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                   PART II - OTHER INFORMATION AND SIGNATURES


Item 6.  Exhibits and Reports on Form 8-K/A1
         -----------------------------------

     (a) Exhibits - none

     (b) Registrant filed the following reports on Form 8-K during the quarter ending September 30, 2001.

     Report Dated June 30, 2001
     --------------------------
     Registrant announced its earnings for the period ending June 30, 2001.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              COMMUNITY BANKS, INC.
                                  (Registrant)

Date   November 9, 2001                               /S/ Eddie L. Dunklebarger
    ----------------------                            -------------------------
                                                        Eddie L. Dunklebarger
                                                        Chairman and President
                                                       (Chief Executive Officer)

Date   November 9, 2001                               /S/ Terry L. Burrows
    ----------------------                            -------------------------
                                                        Terry L. Burrows
                                                        Executive Vice President
                                                       (Chief Financial Officer)