Form 10-K
period 2001-12-31
COMMUNITY BANKS INC /PA/
filed 2002-03-27
CIK 714710

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission file number 0-15786

COMMUNITY BANKS, INC.
(Exact names of registrant as specified in its charter)
Pennsylvania

(State or other jurisdiction of incorporation or organization)

23-2251762
(I.R.S. Employer Identification No.)

150 Market Street, Millersburg, PA
(Address of principal executive offices)

17061
(Zip Code)

(717) 692-4781
Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $5 per share	American Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act:	NONE

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No         As of March 1, 2002, the aggregated market value (based on recent selling prices) of the voting stock of the registrant held by its nonaffiliates ( 7,362,461 shares) was $185,165,894.

Indicate the number of shares outstanding of each registrant’s classes of common stock, as of the latest practical date.

8,804,526 shares of common stock outstanding on March 1, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit 13 contains portions of the Annual Report to Stockholders incorporated by reference into Parts I, II, and III.

Exhibit index is located on page 28. This document contains 31 pages.

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

PART I

Item 1. Business:

     Community Banks, Inc. (Corporation) is a financial holding company whose banking subsidiary is Community Banks and whose non-banking subsidiaries are Community Banks Investments, Inc. (CBII), Community Banks Life Insurance Company, Inc. (CBLIC), and The Sentinel Agency, Inc.

     On October 18, 2001, the Corporation announced that its banking subsidiaries would be combined into a single Pennsylvania chartered banking institution under the name Community Banks. On January 3, 2002 the Corporation completed the consolidation of charters pursuant to regulatory approvals. Prior to that time, the Corporation's separate banking organizations operated as Peoples State Bank (PSB), a state chartered bank with offices throughout York and Adams Counties; and Community Banks, N.A. (CBNA), a federally chartered bank headquartered in Dauphin County with offices in central and northeastern Pennsylvania. The consolidation was designed to facilitate a regional operational focus that would ease regulatory burdens while, at the same time, continuing a philosophy of local decision-making. For the purposes of this presentation, all references to Community Banks relates to the combined activities of PSB and CBNA.

     The Corporation conducts a full service commercial banking business and provides trust services in Adams County, Cumberland County, Dauphin County, southern Luzerne County, Northumberland County, western Schuylkill County, Snyder County, and York County. The Corporation currently has 42 offices. There are offices of commercial banks and savings and loan associations within its market area with which the Corporation competes. Deposits of the Corporation represent approximately 18% of the total deposits in the market area. The Corporation has 3 offices in Adams County, 2 offices in Cumberland County, 9 offices in Dauphin County, 3 offices in Luzerne County, 2 offices in Northumberland County, 10 offices in Schuylkill County, 1 office in Snyder County, and 12 offices in York County.

     Like other depository institutions, the Corporation has been subjected to competition from brokerage firms, money market funds, consumer finance and credit card companies and other companies providing financial services and credit to consumers.

     During 1986 the Corporation formed CBLIC to provide credit life insurance to its consumer credit borrowers. Total premiums earned were $993,000 for the year ended December 31, 2001. During 1985 the Corporation formed CBII to make investments primarily in equity securities of other banks. Total assets of CBII at December 31, 2001 were $3,462,000.

     The Corporation has approximately 504 full and part-time employees and considers its employee relations to be satisfactory.

     Community Banks, Inc. is registered as a bank holding company with the Board of Governors of the Federal Reserve System in accordance with the requirements of the Bank Holding Company Act of 1956. It is subject to regulation by the Federal Reserve Board and the Comptroller of the Currency.

     In 1989, the Federal Reserve Board issued final risk-based capital guidelines for bank holding companies which were phased in through December 31, 1992. The intent of regulatory capital guidelines is to measure capital adequacy based upon the credit risk of various assets and off-balance sheet items. Risk categories, weighted at 0%, 20%, 50% and 100%, are specifically identified. The sum of the results of each such category is then related to the adjusted capital account of the Corporation. The minimum required capital ratio at December 31, 2001, was 8 percent. The Corporation’s December 31, 2001 ratio approximated 11.8%. Subsequently, in August 1990 the board announced approval of capital to total assets (leverage) guidelines. This minimum leverage ratio was set at 4% and would apply only to those banking organizations receiving a regulatory composite 1 rating. Most banking organizations will be required to maintain a leverage ratio ranging from 1 to 2 percentage points above minimum standard. The Corporation’s leverage ratio at December 31, 2001, approximated 7.5%. Risk-based capital requirements replace previous capital guidelines which established minimum primary and total capital requirements.

     Community Banks is also subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy requires Community Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that Community Banks has met all capital adequacy requirements to which they are subject.

     The following table summarizes the Corporation's capital adequacy position:

At December 31, 2001
----------------------------------------------------------------------------------------------------------------
                            Tier 1 Capital                      Total Risk-Based Capital      Capital Leverage
                                Ratio (A)                                Ratio (B)                 Ratio (C)
----------------------------------------------------------------------------------------------------------------

Required Minimum                  4.0%                                     8.0%                      4.0%
Well Capitalized                  6.0                                     10.0                       5.0
Community Banks, Inc.            10.5                                     11.8                       7.5

(A)  Tier 1 capital divided by year-end  risk-adjusted assets, as defined by the risk-based capital guidelines.

(B)  Total capital divided by year-end risk-adjusted assets.

(C)  Tier 1 capital divided by average total assets less  disallowed  intangible assets.

Statistical Data:

The following is hereby incorporated by reference:

Pages 23, 34, and 35 of the Community Banks, Inc. Annual report to stockholders dated December 31, 2001 contain the following information concerning:

     Financial Highlights, Average Balances, Effective Interest Differential, and Interest Yields for the three years ended December 31, 2001.

     Rate/Volume Analysis for the two years ended December 31, 2001.

     Appendix A attached to Part I contains information concerning:

       Return on Equity and Assets for the five years ended December 31, 2001.

       Amortized cost and Estimated Market Values of Investment Securities as of December 31, 2001, 2000, and 1999.

       Maturity Distribution of Securities as of December 31, 2001 (Market Value).

       Loan Account Composition as of December 31, 2001, 2000, 1999, 1998, and 1997.

       Maturities and Sensitivity to Changes in Interest Rates for Commercial, Financial, and Agricultural Loans as of December 31, 2001.

       Non-performing Loans as of December 31, 2001, 2000, 1999, 1998, and 1997.

       Loan Loss Experience for the five years ended December 31, 2001.

       Loans Charged Off and Recovered for the five years ended December 31, 2001.

       Allowance for Loan Losses as of December 31, 2001, 2000, 1999, 1998, and 1997.

       Maturity Distribution of Time Deposits over $100,000 as of December 31, 2001.

       Maturity Distribution of all Time Deposits as of December 31, 2001.

       Interest Rate Sensitivity as of December 31, 2001.

Item 2. Properties:

       The Corporation owns no real property except through its subsidiary bank. Community Banks owns the following buildings: 150 Market Street, Millersburg, Dauphin County, Pennsylvania (the corporate headquarters); 13-23 South Market Street, Elizabethville, Dauphin County, Pennsylvania; 3679 Peters Mountain Road, Halifax, Dauphin County, Pennsylvania; 906 North River Road, Halifax, Dauphin County, Pennsylvania; 800 Peters Mountain Road, Dauphin, Dauphin County, Pennsylvania; Main and Market Streets, Lykens, Dauphin County, Pennsylvania; Route 209, Tower City, Porter Township, Schuylkill County, Pennsylvania; 29 East Main Street, Tremont, Schuylkill County, Pennsylvania; Second and Carroll Streets, St. Clair, Schuylkill County, Pennsylvania; Port Carbon Highway, St. Clair, Schuylkill County, Pennsylvania; 300 East Independence Street, Shamokin, Northumberland County, Pennsylvania; Route 61, R.D. 1, Orwigsburg, Schuylkill County, Pennsylvania; One South Arch Street, Milton, Northumberland County, Pennsylvania; 30 S. Church Street, Hazleton, Luzerne County, Pennsylvania; 702 West Main Street, Valley View, Schuylkill County, Pennsylvania; Route 25, East Main Street, Valley View, Schuylkill County, Pennsylvania; 735 Center Street, Ashland, Schuylkill County, Pennsylvania; 300 Hobart Street, Gordon, Schuylkill County, Pennsylvania; 9-11 N. Centre Street, Pottsville, Schuylkill County, Pennsylvania; One Westside Drive, Shamokin Dam, Snyder County, Pennsylvania; 2796 Old Post Road, Linglestown, Dauphin County, Pennsylvania; 5060 Jonestown Road, Lower Paxton, Dauphin County, Pennsylvania; 201 St. John's Church Road, Camp Hill, Hampden Township, Cumberland County, Pennsylvania; 100 E. King Street, East Berlin, Adams County, Pennsylvania; 3421 Carlisle Road, Dover, York County, Pennsylvania; 29 N. Washington Street, Gettysburg, Adams County, Pennsylvania; 57-59 Main Street, Glen Rock, York County, Pennsylvania; 234 N. Main Street, Loganville, York County, Pennsylvania; 16576 Susquehanna Trail South, New Freedom, York County, Pennsylvania; Corner of Noss Road & Route 616, York New Salem, York County, Pennsylvania; and 3093 Cape Horn Road, Red Lion, York County, Pennsylvania.

     In addition to the offices above, Community Banks leases offices at Main Street, Pillow, Dauphin County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2008; 600 Carlisle Street, Hanover, York County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2006; 509 Greenbriar Road, York, York County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2029; and 460 High Street, Hanover, York County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2002. Also, the Bank leases offices at 390 E. Penn Drive, Enola, Cumberland County, Pennsylvania; Route 93, Conyngham, Luzerne County, Pennsylvania; 77 Airport Road, Hazleton, Luzerne County, Pennsylvania; 6700 Derry Street, Rutherford, Dauphin County, Pennsylvania; 339 Main Street, LaVelle, Schuylkill County, Pennsylvania; 750 East Park Drive, Harrisburg, Dauphin County, Pennsylvania.

     Community Banks also owns real property through its subsidiary, PSB Realty, at the following locations: 1191 Eichelberger Street, Hanover, York County, Pennsylvania; 155 Glen Drive, Manchester, York County, Pennsylvania; 1345 Baltimore Street, Hanover, York County, Pennsylvania; 5625 York Road, New Oxford, Adams County, Pennsylvania; and 2508 Eastern Boulevard, York, York County, Pennsylvania.

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

Item 4. Submission of Matters to a Vote of Security Holders:

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

APPENDIX A

                                                                            RETURN ON EQUITY AND ASSETS
                                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999, 1998, AND 1997

                                                   2001              2000             1999              1998             1997
                                                  -----             -----            -----             -----            -----
Return on average equity                          12.21%            15.08%           14.40%            12.22%           11.36%

Return on average assets                            .97%             1.12%            1.22%             1.21%            1.12%

Average equity to average assets                   7.96%             7.45%            8.44%             9.88%            9.85%

Dividend payout ratio                             43.25%            37.48%           36.70%            40.09%           37.69%

APPENDIX A
Continued

                                                          AMORTIZED COST AND ESTIMATED VALUES OF INVESTMENT SECURITIES
                                                                              (dollars in thousands)

                                                                        At December 31, 2001, 2000, and 1999
                                                             2001                       2000                         1999
                                                   -----------------------     -----------------------     -----------------------
                                                                Estimated                    Estimated                   Estimated
                                                    Amortized        Fair       Amortized         Fair      Amortized         Fair
                                                        Cost       Value            Cost        Value           Cost        Value
                                                   -----------------------     -----------------------     -----------------------

Mortgage-backed U.S. government agencies           $  74,403    $  74,370      $  74,685    $  74,689      $   80,887   $   77,626
U.S. Government corporations and agencies            144,640      142,544        147,422      144,410         149,103      139,873
Obligations of states and political sub-
   divisions                                         172,223      169,993        102,741      104,173          92,851       86,658
Corporate securities                                  99,561       98,405         42,350       42,498          35,638       35,658
Equity  securities                                    57,846       58,589         23,689       24,049          20,056       20,725
                                                   ----------   ----------     ----------   ----------      ----------   ----------
   Total                                            $548,673     $543,901       $390,887     $389,819        $378,535     $360,540
                                                   ==========   ==========     ==========   ==========      ==========   ==========

                                                                 COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                                              MATURITY DISTRIBUTION OF SECURITIES (Fair Value)
                                                                           (dollars in thousands)
                                                                          as of December 31, 2001

                                                             One          Five                                             Weighted
                                              Within        Through      Through      After                   Average       Average
                                             One Year    Five Years   Ten Years     Ten Years     Total      Maturity      Yield (a)
                                             ---------------------------------------------------------------------------------------
U.S. Government agencies                     $  7,576       $38,285     $115,056   $  55,997     $216,914    8yr.  8 mos.    6.03%
Obligations of states and political
   subdivisions                                 2,730        24,474       50,453      92,336      169,993   11yr.  0 mos.    7.74%
Other                                           2,449         8,157       43,496     102,892      156,994   12yr.  3 mos.    5.75%
                                             --------       -------     --------   ---------     --------

      Total                                   $12,755       $70,916     $209,005    $251,225     $543,901   10yr.  5 mos.    6.48%
                                             ========       =======     ========    ========     ========
Percentage of total                               2.4%         13.0%        38.4%       46.2%       100.0%
                                                =====         =====        =====       =====        =====
Weighted average yield (a)                       5.13%         6.63%        6.25%       6.70%        6.48%
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

APPENDIX A
Continued

                                                                          LOAN ACCOUNT COMPOSITION
                                                                            (dollars in thousands)
                                                                              as of December 31

                                                2001                 2000              1999              1998               1997
                                        --------------------------------------------------------------------------------------------
                                          Amount  Percent    Amount  Percent   Amount  Percent    Amount  Percent    Amount Percent
Commercial, financial and agricultural   $158,223   18.4%   $135,612   16.6%  $107,419   15.0%  $105,416    16.7%  $ 86,832   15.4%
Real estate-construction                   21,225    2.5      22,403    2.7     17,003    2.4     17,643     2.8      5,815    1.0
Real estate-mortgage                      554,354   64.5     540,639   66.0    464,680   65.0    390,152    62.0    369,521   65.5
Personal-installment                      107,893   12.6     109,976   13.4    117,317   16.4    104,388    16.6     92,485   16.4
Other                                      17,209    2.0      10,228    1.3      8,583    1.2     12,169     1.9      9,347    1.7
                                         --------   -----   --------   -----  --------   -----  --------    -----  --------   -----
                                          858,904  100.0%    818,858  100.0%   715,002  100.0%   629,768   100.0%   564,000  100.0%
                                         --------           --------          --------          --------           --------
                                                    =====              =====             =====              =====             =====
Less:
   Unearned discount                       (1,626)            (3,984)           (6,986)          (10,018)           (11,799)
   Reserve for loan losses                (12,132)           (10,328)           (8,976)           (8,608)            (8,535)
                                         --------           --------          --------          --------           --------
                                         $845,146           $804,546          $699,040          $611,142           $543,666
                                         ========           ========          ========          ========           ========

     The Corporation’s loan activity is principally with customers located within its local market area. The Corporation continues to maintain a diversified loan portfolio and has no significant loan concentration in any economic sector. Commercial, financial, and agricultural loans consist principally of commercial lending secured by financial assets of businesses including accounts receivable, inventories and equipment, and, in most cases, include liens on real estate. Real estate construction and mortgage loans are primarily 1 to 4 family residential loans secured by residential properties within the bank’s market area. Personal-installment loans consist principally of secured loans for items such as automobiles, property improvement, household and other consumer goods. The Corporation continues to sell fixed rate mortgages in the secondary market to manage interest rate risk. Historically, relative credit risk of commercial, financial and agricultural loans has generally been greater than that of other types of loans.

APPENDIX A
Continued

                                                         MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST
                                                         RATES FOR COMMERCIAL, FINANCIAL AND AGRICULTURAL
                                                                   AND REAL-ESTATE CONSTRUCTION LOANS
                                                                      (dollars in thousands)
                                                                      as of December 31, 2001

                                                                        Maturity Distribution

                                                    One Year          One to          Over Five
                                                     Or Less        Five Years          Years              Total
                                                    --------        ----------        ---------         --------
Commercial, financial and
   agricultural                                      $60,739          $41,202           $56,282         $158,223
Real estate-construction                              21,225              ---               ---           21,225
                                                     -------          -------           -------         --------
                                                     $81,964          $41,202           $56,282         $179,448
                                                     =======          =======           =======         ========

                                                                        Interest Sensitivity

                                                    Variable           Fixed             Total
                                                    --------        ----------        ---------
Due in one year or less                            $  79,632         $  2,332         $  81,964
Due after one year                                    80,393           17,091            97,484
                                                     -------          -------           -------
                                                    $160,025          $19,423          $179,448
                                                     =======          =======           =======

APPENDIX A
Continued

                                                                                NON-PERFORMING LOANS (a)
                                                                                (dollars in thousands)
                                                                                   as of December 31

                                                        2001             2000              1999             1998            1997
                                                        ----             ----              ----             ----            ----
Loans past due 90 days or more:
   Commercial, financial and agricultural            $ 1,002        $       8           $   146          $    47         $     53
   Mortgages                                             405              495               147              353              467
   Personal installment                                  239               98                73               36               77
   Other                                                  13               11                12                7               21
                                                    --------         --------          --------          -------         --------
                                                       1,659              612               378              443              618
                                                    --------         --------          --------          -------         --------

Loans renegotiated with borrowers                        ---              205               254              248              626

Loans on which accrual of interest has been discontinued:
    Commercial, financial and agricultural             3,783            2,042             2,231            3,037            2,951
     Mortgages                                         6,952            3,445             3,203            2,419            3,700
     Other                                               355              356               222              282              346
                                                    --------         --------          --------          -------         --------
                                                      11,090            5,843             5,656            5,738            6,997
                                                    --------         --------          --------          -------         --------
Other real estate owned                                  631              416               615              853            1,423
                                                    --------         --------          --------          -------         --------

Total                                                $13,380           $7,076            $6,903           $7,282           $9,664
                                                    ========         ========          ========          =======         ========

     (a) The determination to discontinue the accrual of interest on non-performing loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

The approximate amount that would have been accrued on those loans for which interest was discontinued in 2001 was $605,000. Interest income from these loans would have approximated $649,000 in 2000.

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

APPENDIX A
Continued

                                                                          LOAN LOSS EXPERIENCE
                                                                          (dollars in thousands)
                                                           For the years ended December 31, 2001, 2000, 1999, 1998, and 1997

                                                       2001              2000             1999                1998           1997
                                                       ----              ----             ----                ----           ----

Loans at year-end, net of unearned income           $857,278          $814,874         $708,016            $619,750       $552,201
                                                    ========          ========         ========            ========       ========
Average loans balance (a)                           $838,178          $768,204         $665,422            $579,926       $526,564
                                                    ========          ========         ========            ========       ========
Balance, allowance for loan losses,
          January 1                                 $ 10,328          $  8,976         $  8,608            $  8,535       $  7,538

Net charge-offs (b)                                   (3,276)           (1,511)          (1,220)             (1,981)          (820)
Provision for loan losses,                             5,080             2,863            1,588               2,054          1,817
                                                    --------          --------         --------            --------       --------

Balance, allowance for loan losses,
          December 31                               $ 12,132          $ 10,328         $  8,976            $  8,608       $  8,535
                                                    ========          ========         ========            ========       ========
Net charge-offs to loans at year end                    .38%              .19%             .17%                .32%           .15%
Net charge-offs to average loans (a)                    .39%              .20%             .18%                .34%           .16%

Balance of allowance for loan losses
          to loans at year end                         1.42%             1.27%            1.27%               1.39%          1.55%

(a)  Averages are a combination of monthly and daily averages.

(b) For detail, see Schedule of Loans Charged Off and Recovered.

The allowance for loan losses is based upon management's continuing evaluation of the loan portfolio. A review as to loan quality, current macro-economic conditions and delinquency status is performed at least on a quarterly basis. The provision for loan losses is adjusted quarterly based upon current review. The table on page 13 presents an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect, the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current condition. Accordingly, the entire allowance is available to absorb losses in any category.

APPENDIX A
Continued

The amount of the allowance assigned to each component of the loan portfolio is derived from a combination of factors. Estimation methods and assumptions used in the process are reviewed periodically by both management and a committee of the board of directors. The methodology used by the Corporation in estimating the allowance has not changed during 2001.

The Corporation's allowance for loan losses is based upon management's quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets its affiliates serve.

Commercial and real estate loans are internally risk rated by the Corporation's loan officers and periodically reviewed by loan quality personnel. Consumer and residential real estate loans are generally analyzed in the aggregate as they are of relative small dollar size and homogeneous in nature.

In addition to economic conditions, consideration of loan portfolio diversification, delinquency and historic loss experience, consideration is also given to examinations performed by the regulatory authorities.

To determine the allowance and corresponding loan loss provision, the amount required for specific loans is first determined. For certain commercial and construction loans, this amount is based upon specific borrower data determined by reviewing individual non-performing, delinquent, or potentially troubled credits. The remaining commercial as well as consumer, and residential real estate loans are evaluated as part of various pools. These pool reserves, generally are based upon historic charge-offs and delinquency history, other known trends and expected losses over the remaining lives of these loans, as well as the condition of local, regional and national economies and other qualitative factors.

To ensure adequacy to a higher degree of confidence, a portion of the allowance for loan losses is considered unallocated. The unallocated portion of the allowance is the amount which, when added to these allocated amounts, brings the total to the amount deemed adequate by management at that time. This unallocated portion is available to absorb losses sustained anywhere within the loan porfolios.

During 2001 management deemed it appropriate to reduce the relative portion of the total allowance allocated to real estate-mortgage loans to 8% from 15% at year-end 2000. The corporation has accompanied the downward trends in the relationships of net charge-offs to average loans and non-performing loans with a reduction in the relationship of the allowance to total loans.

The provision for loan losses totaled $5,080,000 for the year ended December 31, 2001, compared to $2,863,000, $1,588,000, $2,054,000, and $1,817,000 for the years ended December 31, 2000, 1999, 1998, and 1997, respectively. The relationship of the allowance for loan losses to loans at year end approximated 1.42% compared to ratios of 1.27% to 1.55% for the previous four years. In reviewing the adequacy of the allowance for loan losses, management considered the relationship of nonaccrual loans, renegotiated loans, and accruing loans contractually past due 90 days or more to total assets. This relationship approximated .84%, .51%, .55%, .63%, and .94% at year-end 2001, 2000, 1999, 1998, and 1997, respectively.

APPENDIX A
Continued

                                                                            LOANS CHARGED OFF AND RECOVERED
                                                                                 (dollars in thousands)
                                                            For the years ended December 31, 2001, 2000, 1999, 1998, and 1997

                                                       2001              2000             1999                1998           1997
                                                       ----              ----             ----                ----           ----

Loans charged off:
   Commercial, financial and agricultural            $2,275           $   303          $   489              $1,304        $   312
   Real estate-mortgage                                 484               521              190                 248            361
   Personal installment                                 108               215              903                 833            941
   Other                                                909               886               81                  77             96
                                                     ------           -------          -------              ------        -------
Total                                                 3,776             1,925            1,663               2,462          1,710
                                                     ------           -------          -------              ------        -------
Loans recovered:
   Commercial, financial and agricultural               120                23              140                  53            442
   Real estate-mortgage                                 108                83               43                 104             79
   Personal installment                                  18               298              243                 299            345
   Other                                                254                10               17                  25             24
                                                     ------           -------          -------              ------        -------
Total                                                   500               414              443                 481            890
                                                     ------           -------          -------              ------        -------
    Net charge-offs                                  $3,276            $1,511           $1,220              $1,981        $   820
                                                     ======           =======          =======              ======        =======

                                                                                 ALLOCATION OF
                                                                           ALLOWANCE FOR LOAN LOSSES*
                                                                             (dollars in thousands)
                                                                                as of December 31

                                                       2001              2000             1999                1998           1997
                                                       ----              ----             ----                ----           ----

Loans:
   Commercial, financial and agricultural          $  9,285          $  5,268           $3,030              $3,008         $2,771
    Real estate-construction                             10                14                9                   7             10
    Real estate-mortgage                                965             1,593            1,509               1,726          2,274
    Installment                                       1,030             1,748            1,575               1,566          2,013
    Unallocated                                         842             1,705            2,853               2,301          1,467
                                                     ------           -------          -------              ------        -------
Balance                                             $12,132           $10,328           $8,976              $8,608         $8,535
                                                     ======           =======          =======              ======        =======

*See Schedule "Loan Account Composition" for the percent of loan classification to total loans.

APPENDIX A
Continued

                          MATURITY DISTRIBUTION OF TIME
                          DEPOSITS OF $100,000 OR MORE
                             (dollars in thousands)
                             as of December 31, 2001

Remaining to Maturity:
Less than three months                                         $20,893
Three months to six months                                      17,895
Six months to twelve months                                     17,512
More than twelve months                                         23,092
                                                             ---------
                                                               $79,392
                                                             =========

                          MATURITY DISTRIBUTION OF ALL
                                  TIME DEPOSITS
                             (dollars in thousands)
                             as of December 31, 2001

Remaining Maturity:
One year or less                                              $347,250
After one year through two years                                95,077
After two years through three years                             48,458
After three years through four years                            25,957
After four years through five years                             13,661
After five years                                                 2,522
                                                             ---------
                                                              $532,925
                                                             =========

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

     The positive GAP between the Corporation's interest-earning assets and interest-bearing liabilities maturing or repricing within one year approximated 2% of total assets at December 31, 2001.

     Significant maturity/repricing assumptions (based on internal analysis) include the presentation of all savings, Money Market, and NOW accounts as being 34% interest rate sensitive . Equity securities are reflected in the longest time interval. Assumed pay downs on mortgage-backed securities and loans have also been included in all time intervals.

     The following table sets for the scheduled repricing or maturity of the Corporation's interest-earning assets and interest-bearing liabilities at December 31, 2001.

APPENDIX A
Continued

Interest Rate Sensitivity
------------------------------------------------------------------------------------------------------------------------------------
At December 31, 2001                            1-90               90-180          180-365           1 year
Dollars in thousands                            days                days             days           or more             Total
----------------------------------------------------------------------------------------------------------------------------------

Assets
Interest-bearing deposits in
   other banks                               $   1,372                ---              ---               ---            $1,372
Investment securities                           68,219          $  17,765        $  50,893          $407,024           543,901
Loans, net of unearned income*                 234,412             86,765           99,620           436,481           857,278
Loans held for sale                             10,479                ---              ---               ---            10,479
------------------------------------------------------------------------------------------------------------------------------------
Total                                         $314,482           $104,530         $150,513          $843,505        $1,413,030
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
Savings                                       $103,899                ---              ---          $206,014        $  309,913
Time                                            87,065          $  80,664         $123,221           162,583           453,533
Time in denominations of
   $100,000 or more                             20,893             17,895           17,512            23,092            79,392
Short-term borrowings                           60,002                ---              ---               ---            60,002
Long-term debt                                  21,367                ---              ---           300,788           322,155
------------------------------------------------------------------------------------------------------------------------------------
Total                                         $293,226          $  98,559         $140,733          $692,477        $1,224,995
------------------------------------------------------------------------------------------------------------------------------------

Interest Sensitivity Gap
Periodic                                     $  21,256          $   5,971          $ 9,780          $151,028
Cumulative                                                         27,227           37,007           188,035
Cumulative gap as a percentage
   of earning assets                                 2%                 2%               3%               13%

*Does not include nonaccrual loans.

APPENDIX A
Continued

Forward-Looking Statements:

     Incorporated by reference is the information appearing under the heading "Forward-Looking Statements" on page 32 of the Annual Report to Stockholders for the year ended December 31, 2001 (hereafter referred to as the "Annual Report").

Quantitative and Qualitative Disclosures About Market Risk

     Community Banks, Inc. has only a limited involvement with derivative financial instruments and does not use them for trading purposes. These derivatives are embedded in their host contract and are not required to be bifricated. The business of the Corporation and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Other than loans which are originated and held for sale, all of the financial instruments of the Corporation are for other than trading purposes.

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

     The rates, terms and interest rate indices of the Corporation's interest-earning assets result primarily from its strategy of investing in loans and securities (a substantial portion of which have adjustable-rate terms) which permit the Corporation to limit its exposure to interest rate sensitivity, together with credit risk, while at the same time achieving a positive interest rate spread compared to the cost of interest-bearing liabilities.

Significant Assumptions Utilized in Managing Interest Rate Sensitivity

     Managing the Corporation's exposure to interest rate sensitivity involves significant assumptions about the exercise of embedded options and the relationship of various interest rate indices of certain financial instruments.

APPENDIX A
Continued

Embedded Options

     A substantial portion of the Corporation's loans and mortgage-backed securities and residential mortgage loans contain significant embedded options which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including the current interest rate and interest rate index (if any) of the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed and adjustable-rate loans pursuant to the current relative levels and expectations of future short and long-term interest rates. Since a significant portion of the Corporation's loans are variable rate loans, prepayments on such loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates making fixed-rate loans more desirable.

     Investment securities, other than mortgage-backed securities and those with early call provisions, generally do not have significant embedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with such customers is generally predictable resulting in a dependable and uninterrupted source of funds. Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment by the Corporation of FHLB borrowings and subordinated notes prior to maturity.

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

APPENDIX A
Continued

Interest Rate Sensitivity Measurement

     In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management also utilizes a report which measures the exposure of the Corporation's economic value of equity to interest rate risk. The model calculates the present value of assets, liabilities and equity at current interest rates, and at hypothetically higher and lower interest rates at one percent intervals. The present value of each major category of financial instruments is calculated by the model using estimated cash flows based on prepayments, early withdrawals, weighted average contractual rates and terms, and discount rates for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date. The information provided by these analyses provides some indication of the potential for interest rate adjustment, but does not necessarily mean that the rate adjustment will occur or that it will occur in accordance with the assumptions. Despite these inherent limitations, Community believes that the tools used to manage its level of interest rate risk provide an appropriate measure of market risk exposure.

     The following table reflects the estimated present value of assets, liabilities and equity using the model for Community Banks, Inc. as of December 31, 2001 at current interest rates and hypothetically, higher and lower interest rates of one and two percent.

                                                                                            Base
                                                           -2%               -1%        Present Value          +1%            +2%
                                                     -------------------------------------------------------------------------------
                                                                                    (dollars in thousands)
                   Assets
Cash, interest-bearing time deposits,
    and federal funds sold                           $   46,136        $    46,136     $    46,136       $   46,136       $  46,136
Investment securities                                   568,553            553,066         543,901          522,093         506,606
Loans, net of unearned income                           903,412            886,053         871,674          854,103         839,387
Loans held for sale                                      10,856             10,649          10,479           10,689          10,867
Other assets                                             64,072             64,072          64,072           64,072          64,072
                                                     ----------        -----------     -----------       ----------       ---------

     Total assets                                    $1,593,029        $ 1,559,976     $ 1,536,262       $1,497,093      $1,467,068
                                                     ==========        ===========     ===========       ==========      ==========
               Liabilities
Deposits                                             $1,022,022         $1,015,948      $1,009,947       $1,004,019     $   998,161
Short-term borrowings                                    60,002             60,002          60,002           60,002          60,002
Long-term debt                                          333,645            329,032         324,492          320,025         315,629
Other liabilities                                        13,103             13,103          13,103           13,103          13,103
                                                     ----------        -----------     -----------       ----------       ---------

     Total liabilities                                1,428,772          1,418,085       1,407,544        1,397,149       1,386,895
                                                     ----------        -----------     -----------       ----------       ---------

     Total stockholders' equity                         164,257            141,891         128,718           99,944          80,173
                                                     ----------        -----------     -----------       ----------       ---------
     Total liab. and stockholders'
        equity                                       $1,593,029         $1,559,976      $1,536,262       $1,497,093      $1,467,068
                                                     ==========        ===========     ===========       ==========      ==========
PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters:

     Incorporated by reference is the information appearing under the heading "Market for the Corporation's Common Stock and Related Securities Holders Matters" on page 33 of the Annual Report.

Item 6. Selected Financial Data:

     Incorporated by reference is the information appearing under the heading "Financial Highlights" on page 23 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     Incorporated by reference is the information appearing under the headings "Rate/Volume Analysis"; "Average Balances, Effective Interest Differential and Interest Yields"; and "Management's's Discussion of Financial Condition and Results of Operations" on pages 24 through 35 of the Annual Report.

Item 8. Financial Statements and Supplementary Data:

Critical Accounting Policies

     The Corporation has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experiences and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Corporation. The Corporation believes that the allowance for loan losses, which is discussed in the section titled "Allocation of Allowance" requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. See "Footnote 2 Summary of Significant Accounting Policies" for a detailed description of the Corporation's estimation process and methodology related to the allowance for loan losses.

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 24, 2002, are incorporated by reference to pages 6 through 22 of the Annual Report.

Item 9. Disagreements on Accounting and Financial Disclosures:

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant:

     The following table sets forth the name and age of each director of Community Banks, Inc. as well as the director's business experience, including occupation for the past 5 years, the period during which he has served as a director of Community Banks, N.A. (Formerly Upper Dauphin National Bank), and the number and percentage of outstanding shares of Common Stock of the Bank beneficially owned by said directors as of December 31, 2001.

                                       Business Experience                                 Amount and             Percentage of
                                       Including Principal                                   Nature of              Outstanding
                                       Occupation for the             Director             Beneficial               Common Stock
 Name and Age                           Past Five Years               Since (1)            Ownership (2)               Owned
-------------                           ---------------               ---------            -------------        -------------------

Eddie L. Dunklebarger                  Chairman/Pres/CEO                 1999                 174,513                   1.95%
     Age 48                               CTY/CBNA/PSB                                            (3)
                                          Prior to 3/31/98
                                          Pres/CEO PSB

Thomas L. Miller                       Retired Chairman/                 1966                  70,111                    .79%
     Age 69                               CEO of CTY &                                        (4)
                                          CBNA

Kenneth L. Deibler                     Self-Employed                     1966                  39,087                    .44%
     Age 79                               Insurance Broker                                        (5)
                                          Elizabethville, PA

Robert W. Rissinger                    Sec./Treasurer                    1968                 290,157                   3.28%
     Age 75                               Alvord Polk Tool Co.                                    (6)
                                          (Cutting Tools)
                                          Engle Rissinger Auto Group
                                          Millersburg, PA

Allen Shaffer                          Attorney-at-Law                   1961                 148,344                   1.68%
     Age 76                               Millersburg and                                         (7)
                                          Harrisburg, PA

 James A. Ulsh                         Attorney-at-Law                   1977                  20,472                    .23%
     Age 55                               Mette, Evans&                                       (5)
                                          Woodside
                                          Harrisburg, PA

                                       Business Experience                                  Amount and             Percentage of
                                       Including Principal                                   Nature of              Outstanding
                                       Occupation for the             Director             Beneficial               Common Stock
 Name and Age                           Past Five Years               Since (1)            Ownership (2)               Owned
-------------                           ---------------               ---------            -------------        -------------------

Samuel E. Cooper                       Retired Superintendent            1992                   4,188                  .05%
     Age 68                                Warrior Run School                                     (5)
                                           District
                                           Turbotville, PA

Ronald E. Boyer                         President,                       1981                  29,500                  .33%
     Age 64                                Alvord-Polk Tool Co.                                   (8)
                                           (Manufacturing of Cutting tools)
                                           Millersburg, PA.

Peter DeSoto                            CEO, J.T. Walker                 1981                  52,705                  .60%
     Age 62                                Industries, Inc.                                       (5)
                                           (manufacturing of metal
                                           products)
                                           Elizabethville, PA

Thomas W. Long                          Partner                          1981                  13,041                  .15%
     Age 72                                Millersburg Hardware                                  (12)
                                           Millersburg PA

Donald  L. Miller                       President, Miller Bros.          1981                 103,449                 1.17%
     Age 72                                Dairy                                                  (5)
                                           Millersburg, PA

John W. Taylor, Jr.                     President-Air Brake              1998                  25,858                  .29%
     Age 71                               &Power Equip. Co.                                   (9)

Earl L. Mummert                         Consulting Actuary               1998                  32,935                  .37%
     Age 57                                Conrad M. Siegel, Inc                                 (10)

Wayne H. Mummert                        Retired U.S. Postal              1998                  74,364                  .84%
     Age 68                                Service/Farmer                                        (11)

  Includes service as a director of CBNA (formerly Upper Dauphin National Bank), a wholly-owned subsidiary of the Corporation, prior to 1983 and service as a director of the Corporation after 1983.
  The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or children of the individual and any other relative who has the same home as such individual, as well as other securities which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after December 31, 2001. Beneficial ownership may be disclaimed as to certain of the securities.
  Includes 373 shares owned by Mr. Dunklebarger’s wife, 11,896 shares owned by Mr. Dunklebarger’s children, 13,060 shares in his 401(k) Plan, 10,026 shares in his IRA, 1,440 shares held in an ESPP, and 100,651 stock options (ISOs and NQs) to acquire shares.
  Includes stock options to acquire 27,321 shares and 985 shares held in his IRA.
  Includes stock options to acquire 1,575 shares.
  Includes 7,968 shares owned by Alvord Polk Tool Co., Inc., the stock of which is held 50% by Robert Rissinger and 50% by Ronald Boyer. Includes 17,757 shares owned by Engle Ford, Inc., 50,473 shares owned by Mr. Rissinger's wife, 12,244 shares owned by Engle Ford, Inc. Profit Sharing Plan, 90,486 shares held by Mr. Rissinger's IRA, and stock options to acquire 1,575 shares.
  Includes 2,500 shares held by Mr. Shaffer’s Retirement Plan, stock options to acquire 1,575 shares, and 94,500 shares owned by the Polk Foundation of which Mr. Shaffer is chairman and holds voting and investment power for the shares.
  Includes 7,968 shares owned by Alvord Polk Tool Co., Inc. the stock of which is held 50% by Robert Rissinger and 50% held by Ronald Boyer, 626 shares held by Mr. Boyer's wife, and stock options to acquire 1,575 shares.
  Includes 1,399 shares owned by Mr. Taylor’s wife, 1,000 shares held in Mr. Taylor’s IRA, and stock options to acquire 1,575 shares.
  Includes 13,191 shares held in Mr. Mummert's IRA and stock options to acquire 3,894 shares.
  Includes 16,671 shares held by Mr. Mummert's wife and stock options to acquire 3,894 shares.
  Includes stock options to acquire 525 shares.

Section 16(a) Beneficial Ownership Reporting Compliance

     In 2001, to the knowledge of the Corporation, one director, Allen Shaffer, filed a Form 4 11 days late with the Securities and Exchange Commission. All executive officers timely filed all reports with the Securities and Exchange Commission.

     None of the directors or nominee directors are directors of other companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Executive Officers:

     The following table sets forth the executive officers of Community Banks, Inc., their ages, their positions with Community Banks, Inc. and the beneficial ownership (as determined in accordance with the rules and regulations of the Securities and Exchange Commission) of Common Stock of the Corporation owned by each of such persons as of December 31, 2001.

                                       Business Experience                                 Amount and             Percentage of
                                       Including Principal                                   Nature of              Outstanding
                                       Occupation for the             Director             Beneficial               Common Stock
 Name and Age                           Past Five Years               Since (1)            Ownership (2)               Owned
-------------                           ---------------               ---------            -------------        -------------------

Eddie L. Dunklebarger                   Chairman/President/CEO           1999                 174,513                 1.95%
     Age 48                                CTY/CBNA/PSB                                           (3)
                                           Prior to 3/31/98
                                           Pres/CEO of PSB

Terry L. Burrows                        Senior Vice President            1977                  36,382                  .41%
     Age 53                             Director of Risk Management                               (4)
                                        Prior to 12/31/01
                                        Executive Vice President/
                                           Finance

Donald F. Holt                          Executive Vice President/        2001                       0                    0%
     Age 45                                Finance  (8)

Robert W. Lawley                        Executive Vice President/        1980                  17,251                  .19%
     Age 47                                Operations                                             (5)

Anthony N. Leo                          Executive Vice President/        1999                  20,028                  .23%
     Age 41                                Fin. Services&Adm.                                 (6)

Jeffrey M. Seibert                      Executive Vice President/        1999                  58,758                  .66%
     Age 42                                Banking Services                                       (7)

(1)  Initial year employed in this capacity.

(2)  See footnote 2 on page 23.

(3)  See footnote 3 on page 23.

(4)  Includes  244 shares  held in an ESPP and stock  options to acquire  10,453 shares.

(5)  Includes  15 shares  held by Mr.  Lawley's  children  and stock  options to acquire 17,165 shares.

(6)  Includes 98 shares held in an ESPP, 6,064 shares held by a 401(k) and stock options to acquire 13,767 shares.

(7)  Includes  856 shares held in an ESPP,  8,666  shares held in Mr.  Seibert's
     IRA,  6,181  shares  held by a 401(k) and stock  options to acquire  34,045 shares

(8)  Mr. Holt became the chief  financial of CTY and Community Banks on December
     31, 2001 and was  previously  employed by Keystone  Financial,  Inc. as its senior vice president and  controller  from 1987-1998 and as executive vice president and chief financial officer from 1999-2000. During 2001, Mr. Holt served as vice president of finance and  administration of the Pennsylvania
     Chamber of Business and Industry.

The following is all shares beneficially owned by all directors and executive officers of the Corporation as a group:

                                Amount and Nature
                                  of Beneficial
                                Ownership (1)(2)

                                                                        Percent
              Title of Class          Direct       Indirect(3)         of Class
              --------------          ------       ----------          --------
                  Common            1,174,002       294,201              16.08%

(1)  See footnote 2 on page 23.

(2)  Included  in these  totals  are  shares  held by  director  emeriti  of the
     Corporation as follows:

Leon E. Kocher - 32,540 shares which includes 14,241 shares held by Mr. Kocher’s wife, and stock options to acquire 1,050 shares.

Raymond N. Leidich - 79,683 shares which includes 39,054 shares held by Mr.
Leidich’s wife, and stock options to acquire 1,575 shares.

Ernest L. Lowe - 68,947 shares which inlcudes 219 shares held by Mr. Lowe’s wife,
463 shares held in a 401(k), 1,742 shares held by Mr. Lowe’s IRA, and stock options to acquire 28,919 shares.

Joseph J. Monahan - 22,733 shares.

Harry B. Nell - 39,105 shares which includes 992 shares held by Mr. Nell’s wife, and stock options to acquire 3,369 shares.

(3)  The 7,968 shares owned by  Alvord-Polk,  Inc. are counted only once in this total. Alvord-Polk,  Inc. is 50% owned by Robert W. Rissinger and 50% owned by Ronald  E.  Boyer.  Thus,  these  shares  are  indicated  above as being beneficially owned by both Mr. Rissinger and Mr. Boyer.

Item 11. Executive Compensation:

     Information regarding executive compensation is omitted from this report as the holding company will file a definitive proxy statement for its annual meeting of shareholders to be held May 7, 2002; and the information included therein with respect to this item is incorporated herein by reference.

Pension Plan:

     Community Banks maintains a pension plan for some of its employees. Employees hired prior to December 31, 1998 became participants in the pension plan on January 1 or July 1 after completing one year of service (12 continuous months and 1,000 hours worked) and reaching age 21. The cost of the pension is actuarially determined and paid by Community Banks. The amount of monthly pension is equal to 1.15% of average monthly pay, plus .60% of average monthly pay in excess of $650, multiplied by the number of years of service completed by an employee. The years of service for the additional portion are limited to a maximum of 37. Average monthly pay is based upon the 5 consecutive plan years of highest pay in the last 10 years. The maximum amount of annual compensation used in determining retirement benefits is $170,000. A participant is eligible for early retirement after reaching age 60 and completing five years of service. The early retirement benefit is the actuarial equivalent of the pension accrued to the date of early retirement. As of December 31, 2001, the following officers have been credited with the following years of service: Ernest L. Lowe - 17 years of service, Robert W. Lawley-26 years of service, and Terry L. Burrows-28 years of service.

     In 1999, the Board of Directors amended the plan so that pension benefits will be offset by employer contributions to the CTY 401(k) Plan. Employees hired after December 31, 1998 are not eligible to participate in the pension plan. The amounts shown on the following table assumes an annual retirement benefit for an employee who chose a straight life annuity and who will retire at age 65. These amounts are not yet offset for the employer contribution in the 401(k) Plan.

                                                                  PENSION PLAN TABLE
                                                                   Years of Service
------------------------------------------------------------------------------------------------------------------------------------
                                       15               20                25               30                35                40
------------------------------------------------------------------------------------------------------------------------------------
Remuneration

$35,000......................       $ 8,486           $11,314          $14,143           $16,971         $ 19,800          $ 22,138
$55,000......................       $13,736           $18,314          $22,893           $27,471         $ 32,050          $ 35,778
$75,000......................       $18,986           $25,314          $31,643           $37,971         $ 44,300          $ 49,418
$95,000......................       $24,236           $32,314          $40,393           $48,471         $ 56,550          $ 63,058
$115,000....................        $29,486           $39,314          $49,143           $58,971         $ 68,800          $ 76,698
$135,000....................        $34,736           $46,314          $57,893           $69,471         $ 81,050          $ 90,338
$150,000....................        $38,673           $51,564          $64,455           $77,346         $ 90,237          $100,568
$175,000....................        $43,923           $58,564          $73,205           $87,846         $102,487          $114,208
$200,000....................        $43,923           $58,564          $73,205           $87,846         $102,487          $114,208
$225,000....................        $43,923           $58,564          $73,205           $87,846         $102,487          $114,208
$250,000....................        $43,923           $58,564          $73,205           $87,846         $102,487          $114,208
$275,000....................        $43,923           $58,564          $73,205           $87,846         $102,487          $114,208

Directors' Compensation:

     In 2001, each CTY director received a quarterly fee of $750. Each outside director received a fee of $250 for each Board meeting attended. Each director who was not an executive officer also received $250 for each committee meeting attended.

Item 12. Security Ownership of Certain Beneficial Owners and Management:

     Refer to Item 10 on pages 21 through 25.

Item 13. Certain Relationships and Related Transactions:

     (a) Transaction with Management and Others

     Incorporated by reference is the information appearing in Note 12 (Related Parties) of Notes to Consolidated Financial Statements on page 18 of the Annual Report.

     (b) Certain Business Relationships

     Allen Shaffer, a director of the Corporation, is an attorney practicing in Harrisburg and Millersburg, Pennsylvania, who has been retained in the last fiscal year by the Corporation and who the Corporation proposes to retain in the current fiscal year. James A. Ulsh, a director of the Corporation, is a shareholder/employee of the law firm of Mette, Evans,&Woodside, Harrisburg, Pennsylvania, which the Corporation has retained in the last fiscal year and proposes to retain in the current fiscal year. Thomas J. Carlyon, director emeritus of Community Banks, is a partner in the law firm of Carlyon&McNelis, Hazleton, Pennsylvania, which the Corporation has retained in the last fiscal year and proposes to retain in the current fiscal year. Earl L. Mummert, a director of the Corporation, is an actuarial consultant with Conrad M. Siegel, Inc., Harrisburg, Pennsylvania, which provides actuarial services to the Corporation.

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

PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K:

                                                                                           Reference (page)
                                                                                          ------------------
        (a) (1)    Consolidated Financial Statements                                     Form      Annual Report to
                   Report of Independent Public                                          10-K        Shareholders
                                                                                        -----     ----------------
                        Accountants                                                      ---            22

                        Balance Sheets as of December 31, 2001
                          and 2000                                                       ---             6

                        Statements of Income for each of the three years
                          ended December 31, 2001                                        ---             7

                        Statements of Changes in Stockholders' Equity for each of the
                         three years ended December 31, 2000.                            ---             8

                        Statements of Cash Flows for each of the three years ended December
                        31, 2001.                                                        ---             9

                        Notes to Financial Statements                                    ---         10-22
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

(21) Subsidiaries of the Registrant (See Item 1, pages 2 and 3.)

(b) The registrant did not file on Form 8-K during the fourth calendar quarter of the year ending December 31, 2001

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8(File No. 0-15786 and File No. 33-24908) of Community Banks, Inc. of our report dated January 24, 2002 relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

One South Market Square
Harrisburg, Pennsylvania
March 27, 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Banks, Inc.

By: /S/ (Eddie L. Dunklebarger)
(Eddie L. Dunklebarger)
Chairman of the Board, President and Director

Date: March 6, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/   (Donald F. Holt)                  Ex. Vice President and         2/13/02
----------------------------------
      (Donald F. Holt)                  Chief Financial Officer

/S/   (Ronald E. Boyer)                 Director                       2/13/02
----------------------------------
      (Ronald E. Boyer)

/S/   (Samuel E. Cooper)                Director                       2/13/02
----------------------------------
      (Samuel E. Cooper)

/S/   (Kenneth L. Deibler)              Director                       2/13/02
----------------------------------
      (Kenneth L. Deibler)

/S/   (Peter DeSoto)                    Director                       2/13/02
----------------------------------
      (Peter DeSoto)

/S/   (Thomas W. Long)                  Director                       2/13/02
----------------------------------
      (Thomas W. Long)

/S/   (Donald L. Miller)                Director                       2/13/02
----------------------------------
      (Donald L. Miller)

/S/   (Thomas L. Miller)                Director                       2/13/02
----------------------------------
      (Thomas L. Miller)

/S/   (Earl L. Mummert)                 Director                       2/13/02
----------------------------------
      (Earl L. Mummert)

/S/   (Wayne H. Mummert)                Director                       2/13/02
----------------------------------
      (Wayne H. Mummert)

/S/   (Robert W. Rissinger)             Director                       2/13/02
----------------------------------
      (Robert W. Rissinger)

/S/   (Allen Shaffer)                   Director                       2/13/02
----------------------------------
      (Allen Shaffer)

/S/   (John W. Taylor, Jr.)             Director                       2/13/02
----------------------------------
      (John W. Taylor, Jr.)

/S/   (James A. Ulsh)                   Director                       2/13/02
----------------------------------
      (James A. Ulsh)

                                Financial Trends
                              Community Banks, Inc.
                                       And
                                  Subsidiaries

                                                                                           Percent Change
                                                2001         2000          1999         2001/2000   2000/1999

Per-Share Data
------------------------------------------------------------------------------------------------------------------------------------
Net income (basic)                          $    1.55    $    1.60     $    1.51         (3.1)%        6.0%
Net income (diluted)                             1.52         1.58          1.49         (3.8)         6.0
Cash dividends                                    .67          .60           .55         11.7          9.1

Balance Sheet Data -At Year End                          (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Total assets                               $1,509,734   $1,308,713    $1,151,344         15.4%        13.7%
Total loans                                   857,278      814,874       708,016          5.2         15.1
Deposits                                    1,003,225      919,241       826,167          9.1         11.3
Core (Tier 1) capital                         113,383      103,613        96,633          9.4          7.2

Profitability Ratios
------------------------------------------------------------------------------------------------------------------------------------
Return on average assets                          .97%        1.12%         1.22%
Return on average stockholders' equity          12.21%       15.08%        14.40%
Efficiency ratio (1)                            55.33%       55.42%        55.54%

Asset Quality
Ratios
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses to
     total loans                                 1.42%        1.27%         1.27%
Allowance for loan losses to
     non-performing loans                          95%         155%          143%
Non-performing assets to
     total assets                                 .89%         .54%          .60%

                                     Graphs

Diluted Earnings Per Share ($)            Return on Average Assets (%)             Return on Average Equity (%)

1.04   1.25   1.49  1.58   1.52         1.12   1.21  1.22   1.12   .97            11.36   12.22   14.40  15.08  12.21

 97     98     99    00     01           97    98     99     00     01             97      98      99     00     01

   Cash Dividends Per Share ($)           Total Deposits ($000,000's)               Total Loans ($000,000's)

 .40   .51    .55   .60     .67         675    728   826    919     1,003          552  620   708   815   857

  97    98     99    00      01         97     98    99     00       01            97    98   99     00   01

(1) Excluding merger and restructuring related expenses in 2001.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
At December 31, 2001 and 2000
(dollars in thousands except per share data)

                                                                  2001                 2000
                                                             ---------------------------------
ASSETS

Cash and due from banks                                    $     44,764          $     42,166
Interest-bearing time deposits in other banks                     1,372                 2,568
Investment securities, available for sale (market value)        543,901               389,819
Federal funds sold                                                  ---                 6,280
Total loans                                                     857,278               814,874
     Less: Allowance for loan losses                            (12,132)              (10,328)
                                                           -------------         -------------
         Net loans                                              845,146               804,546
Premises and equipment, net                                      22,640                21,587
Intangible assets                                                   968                 1,059
Other real estate owned                                             631                   416
Loans held for sale                                              10,479                 2,719
Accrued interest receivable and other assets                     39,833                37,553
                                                           -------------         -------------
     Total assets                                            $1,509,734            $1,308,713
                                                           =============         =============
LIABILITIES

Deposits:
     Demand (non-interest bearing)                         $    160,387          $    155,796
     Savings                                                    309,913               257,178
     Time                                                       453,533               426,573
     Time in denominations of $100,000 or more                   79,392                79,694
                                                           -------------         -------------
     Total deposits                                           1,003,225               919,241
Short-term borrowings                                            60,002                36,093
Long-term debt                                                  322,155               239,613
Accrued interest payable and other liabilities                   13,103                 9,788
                                                           -------------         -------------
     Total liabilities                                        1,398,485             1,204,735
                                                           -------------         -------------

STOCKHOLDERS' EQUITY

Preferred stock, no par value;
     500,000 shares authorized;
     no shares issued and outstanding                               ---                   ---
Common stock - $5.00 par value; 20,000,000 shares
     authorized; 8,968,000 and 8,545,000 shares
     issued in 2001 and 2000, respectively                       44,839                42,726
Surplus                                                          35,906                29,155
Retained earnings                                                36,923                38,723
Accumulated other comprehensive income (loss),
     net of tax (benefit) of  $(2,167) and $(374),
     respectively                                                (4,024)                 (694)
Less: Treasury stock of 119,000 and 300,000
     shares, at cost, respectively                               (2,395)               (5,932)
                                                           -------------         -------------
     Total stockholders' equity                                 111,249               103,978
                                                           -------------         -------------
     Total liabilities and stockholders' equity              $1,509,734            $1,308,713
                                                           =============         =============

All periods reflect the combined data of Community Banks, Inc. and The Glen Rock State Bank. The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000, and 1999
(dollars in thousands except per share data)
                                                            -------------------------------------------
                                                                2001          2000           1999
                                                            -------------------------------------------
Interest income:
     Interest and fees on loans                               $69,925        $66,791        $55,844
     Interest and dividends on investment securities:
         Taxable                                               20,075         20,570         17,064
         Exempt from federal income tax                         7,172          4,812          5,103
     Federal funds interest                                       800            750            579
     Other interest income                                        103             71             92
                                                             --------       --------       --------
         Total interest income                                 98,075         92,994         78,682
                                                             --------       --------       --------

Interest expense:
     Interest on deposits:
         Savings                                                6,820          6,954          6,823
         Time                                                  24,461         23,712         18,721
         Time in denominations of $100,000 or more              4,270          4,013          2,340
     Interest on short-term borrowings and
         long-term debt                                        15,683         13,228          8,997
     Federal funds purchased and repo interest                    906          1,292          1,553
                                                             --------       --------       --------
         Total interest expense                                52,140         49,199         38,434
                                                             --------       --------       --------
         Net interest income                                   45,935         43,795         40,248
Provision for loan losses                                      5,080           2,863          1,588
                                                             --------       --------       --------
         Net interest income after provision for
           loan losses                                         40,855         40,932         38,660
                                                             --------       --------       --------

Other income:
     Investment management and trust services                     632            527            458
     Service charges on deposit accounts                        3,406          2,731          2,282
     Other service charges, commissions and fees                1,955          1,638          1,116
     Investment security gains                                  1,704            469            251
     Insurance premium income and commissions                   1,483          1,266            765
     Gains on loan sales                                        1,367            404            607
     Other income                                               1,594          1,113            909
                                                             --------       --------       --------
         Total other income                                   12,141           8,148          6,388
                                                             --------       --------       --------

Other expenses:
     Salaries and employee benefits                            18,528         16,466         14,936
     Net occupancy expense                                      5,267          4,504          4,070
     Insurance subsidiary activities                              740            586            497
     Merger and restructuring related expenses                  1,968             --             --
     Other operating expense                                   10,018          8,907          7,998
                                                             --------       --------       --------
         Total other expenses                                  36,521         30,463         27,501
                                                             --------       --------       --------
         Income before income taxes                            16,475         18,617         17,547
Provision for income taxes                                      2,879          4,702          4,257
                                                             --------       --------       --------
         Net income                                           $13,596        $13,915        $13,290
                                                             ========       ========       ========

Basic earnings per share                           1]       $    1.55      $    1.60      $    1.51
                                                             ========       ========       ========

Diluted earnings per share                         1]       $    1.52      $    1.58      $    1.49
                                                             ========       ========       ========

1] Per share data for all periods has been restated to reflect stock dividends and splits.
All periods reflect the combined data of Community Banks, Inc. and The Glen Rock State Bank.
The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2001, 2000, and 1999
(dollars in thousands except per share data)
                                                ------------------------------------------------------------------------------------
                                                                                    Accumulated
                                                                                       Other                          Total
                                                Common                Retained     Comprehensive   Treasury     Stockholders'
                                                Stock      Surplus    Earnings        Income        Stock           Equity
                                                ------------------------------------------------------------------------------------

Balance, December 31, 1998                      $39,182    $17,989    $36,074        $  3,130     $(2,082)         $ 94,293
     Comprehensive income:
         Net income                                                    13,290                                        13,290
         Change in unrealized gain (loss) on
           securities, net of tax of $(7,984) and
           reclassification adjustment of $251                                        (14,827)                      (14,827)
     Total comprehensive income                                                                                      (1,537)
Cash dividends ($.55 per share)                                        (4,877)                                       (4,877)
5% stock dividend  (323,000 shares)               1,616      6,080     (7,696)
Net increase in treasury stock (82,000 shares)                                                     (1,885)           (1,885)
Issuance of additional shares (21,000 shares)       105        190       (359)                        379               315
                                                --------   --------   --------       ---------    --------         ---------
Balance, December 31, 1999                       40,903     24,259     36,432         (11,697)     (3,588)           86,309
     Comprehensive income:
         Net income                                                    13,915                                        13,915
         Change in unrealized gain (loss) on
           securities, net of tax of $5,925 and
           reclassification adjustment of $469                                                     11,003            11,003
     Total comprehensive income                                                                                      24,918
Cash dividends ($.60 per share)                                        (5,216)                                       (5,216)
5% stock dividend (348,000 shares)                1,740      4,612     (6,352)
Net increase in treasury stock (125,000 shares)                                                    (2,344)           (2,344)
Issuance of additional shares (16,000 shares)        83        284        (56)                                          311
                                                --------   --------   --------       ---------    --------         ---------

Balance, December 31, 2000                       42,726     29,155     38,723            (694)     (5,932)          103,978
Comprehensive income:
         Net income                                                    13,596                                        13,596
Change in unrealized gain (loss) on
           securities, net of tax of $(1,297) and
           reclassification adjustment of $1,704                                       (2,408)                       (2,408)
         Change in unfunded pension liability,
           net of tax of $(497)                                                          (922)                         (922)
                                                                                                                   ---------
Total comprehensive income                                                                                           10,266
Cash dividends ($.67 per share)                                        (5,880)                                       (5,880)
5% stock dividend (426,000 shares)                2,130      6,773     (8,903)
Purchases of treasury stock (28,000 shares)                                                          (689)             (689)
Issuance of additional shares ( 209,000 net
shares of treasury stock reissued and
3,000 shares of common stock canceled)              (17)       (22)      (613)                      4,226             3,574
                                                --------   --------   --------       ---------    --------         ---------
Balance, December 31, 2001                      $44,839    $35,906    $36,923         $(4,024)    $(2,395)         $111,249
                                                ========   ========   ========       =========    ========         =========

Per share data for all periods has been restated to reflect stock dividends and splits. All periods reflect the combined data of Community Banks, Inc. and The Glen Rock State Bank. The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2001,
2000, and 1999 (in thousands)

                                                                            2001            2000             1999
                                                                       ----------------------------------------------

Operating Activities:
     Net income                                                         $ 13,596         $ 13,915          $ 13,290
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Provision for loan losses                                         5,080            2,863             1,588
         Depreciation and amortization                                     3,081            3,615             2,091
         Investment security gains                                        (1,704)            (469)             (251)
         Loans originated for sale                                       (94,933)         (23,440)          (33,285)
         Proceeds from sales of loans                                     88,540           25,125            33,207
         Gains on loan sales                                              (1,367)            (404)             (607)
         Change in other assets, net                                         (92)         (13,653)            1,038
         Increase in accrued interest payable and other
           liabilities, net                                                4,237            1,533               561
                                                                       ---------        ---------         ---------
              Net cash provided by operating activities                   16,438            9,085            17,632
                                                                       ---------        ---------         ---------

Investing Activities:
     Net (increase)decrease in interest-bearing time
       deposits in other banks                                             1,196             (447)             (737)
     Proceeds from sales of investment securities                        124,490           28,343            38,136
     Proceeds from maturities of investment securities                   134,308           15,708            36,775
     Purchases of investment securities                                 (417,679)         (57,486)         (124,803)
     Net increase in total loans                                         (46,343)        (108,924)          (90,604)
     Net increase in premises and equipment                               (3,532)          (5,868)           (2,949)
                                                                       ---------        ---------         ---------
              Net cash used by investing activities                     (207,560)        (128,674)         (144,182)
                                                                       ---------        ---------         ---------

Financing Activities:
     Net increase in total deposits                                       83,984           93,074            98,214
     Net increase in short-term borrowings                                23,909           19,345             3,838
     Proceeds from issuance of long-term debt                             83,236          160,757            46,000
     Repayment of long-term debt                                            (694)        (135,009)          (11,007)
     Cash dividends                                                       (5,880)          (5,216)           (4,877)
     Purchases of treasury stock                                            (689)          (2,344)           (1,885)
     Proceeds from issuance of common stock                                3,574              311               315
                                                                       ---------        ---------         ---------
              Net cash provided by financing activities                  187,440          130,918           130,598
                                                                       ---------        ---------         ---------
              Increase (decrease) in cash and cash equivalents            (3,682)          11,329             4,048

Cash and cash equivalents at beginning of year                            48,446           37,117            33,069
                                                                       ---------        ---------         ---------
Cash and cash equivalents at end of year                                $ 44,764         $ 48,446          $ 37,117
                                                                       =========        =========         =========

All periods reflect the combined data of Community Banks, Inc. and The Glen Rock State Bank. The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Community Banks, Inc. (Corporation) is a financial holding company whose wholly-owned subsidiaries include Community Banks, Community Banks Investments, Inc. (CBII) and Community Banks Life Insurance Company (CBLIC). All significant intercompany transactions have been eliminated in consolidation. The Corporation operates through its main office in Millersburg, Pennsylvania, and through 41 branch banking offices located in Adams, Cumberland, Dauphin, Luzerne, Northumberland, Schuylkill, Snyder, and York Counties in Pennsylvania. Community Banks provides a wide range of services through its network of offices. Lending services include secured and unsecured commercial loans, residential and commercial mortgages and various forms of consumer lending. Deposit services include a variety of checking, savings, time and money market deposits. The Corporation also provides specialized services through its wholly-owned subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The more significant accounting policies of the Corporation are:

INVESTMENT SECURITIES:

     The Corporation classifies debt and equity securities as either "held-to-maturity," "available-for-sale," or "trading." Investments for which management has the intent, and the Corporation has the ability, to hold to maturity are carried at the lower of cost or market adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally on the interest method. Securities bought and held primarily for the purpose of selling them in the near term are classified as "trading" and reported at fair value. Changes in unrealized gains and losses on "trading" securities are recognized in the Consolidated Statements of Income. At December 31, 2001 and 2000, there were no securities identified as "held-to-maturity" or "trading." All other securities are classified as "available-for-sale" securities and reported at fair value. Changes in unrealized gains and losses for "available-for-sale" securities, net of applicable taxes, are recorded as a component of stockholders' equity. Quoted market values, when available, are used to determine the fair value of "available-for-sale". If quoted market prices are not available, then fair values are estimated using quoted prices of instruments with similiar characteristics.

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

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available.

     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans over $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

GOODWILL AND IDENTIFIABLE INTANGIBLES:

     Goodwill, which represents the excess of purchase price including acquisition costs over the fair market value of net assets acquired under the purchase method of accounting, is amortized on a straight-line basis over 15 years. Identifiable intangibles relate to acquisitions of branch offices from other banks. These intangibles are being amortized over their assumed useful lives. Periodically, the Corporation evaluates goodwill and identifiable intangible assets for impairment based on undiscounted operating cash flows whenever significant events or changes occur which might impair the recovery of recorded assets.

PENSION PLAN:

     The Corporation has a noncontributory defined benefit pension plan covering current and former employees of a predecessor bank. Pension costs are funded currently subject to the full funding limitation imposed under federal income tax regulations. The defined benefit pension plan was amended during 2000 to disallow the admittance of any future participants into the plan; however, previous plan participants are still accruing benefits under the plan. The Corporation maintains a 401(k) savings plan covering substantially all employees which allows employees to invest a percentage of their earnings, matched to a certain amount specified by the Corporation. Contributions to the savings plan which are included in salaries and benefits expense amounted to $938,000 in 2001, $865,000 in 2000, and $669,000 in 1999.

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

INTEREST INCOME ON LOANS:

     Interest income on loans is recorded on the interest method. Nonaccrual loans are those on which the accrual of interest has ceased and where all previously accrued and unpaid interest is reversed. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due 90 days or more and the collateral may be inadequate to recover principal and interest, or immediately, if in the opinion of management, full collection is doubtful. Generally, the uncollateralized portions of consumer loans past due 90 days or more are charged-off. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Subsequent cash payments received are applied either to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest. (See also Note 5). Loan origination fees and certain direct origination costs are being deferred and the net amount amortized as an adjustment of the yield on the related loan under the interest method, generally over the contractual life.

OTHER REAL ESTATE OWNED:

     Real estate acquired through foreclosure is carried at the lower of the recorded amount of the loan for which the foreclosed property previously served as collateral or the current appraised value of the property at transfer date less estimated selling cost. Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised value of the real estate to be acquired by charging the allowance for loan losses. During 2001, 2000, and 1999 transfers from loans to real estate acquired through foreclosure totaled $663,000, $555,000, and $1,118,000, respectively.

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

STATEMENT OF CASH FLOWS:

     Cash and cash equivalents included cash and due from banks and federal funds sold. The Corporation made cash payments of $3,610,000, $5,035,000, and $4,308,000, and $52,112,000, $48,491,000, and $38,121,000 for income taxes and interest, respectively, in 2001, 2000, and 1999.

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

COMPREHENSIVE INCOME:

     The Corporation reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Components of comprehensive income, as detailed in the Consolidated Statements of Changes in Stockholders' Equity, are net of tax. Comprehensive income includes a reclassification adjustment for net realized investment gains included in net income of $1,704,000, $469,000, and $251,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets".

     SFAS No. 141 provides that all business combinations shall be accounted for using the purchase method of accounting. Previously, the pooling-of-interests method was required when certain criteria were met. The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001 or all business combinations accounted for by the purchase method that are completed after June 30, 2001.

     SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in this statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill will continue to be amortized over their useful lives and reviewed for impairment.

     The Corporation's intangible assets at December 31, 2001, include approximately $151,000 of goodwill. The remaining $817,000 of intangibles recorded at December 31, 2001 represents unamortized intangibles related to acquisitions of branch offices from other banks. These intangibles are being amortized over their assumed useful lives.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued by the FASB on October 3, 2001 and is effective for fiscal years beginning after December 15, 2001. This statement establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. This statement is not expected to have a material impact on the Corporation's financial position or results of operations.

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

RECLASSIFICATIONS:

     Certain amounts reported in prior years have been reclassified to conform with the 2001 presentation. These reclassifications did not impact the Corporation's financial condition or results of operations.

3. INVESTMENT SECURITIES:

     The amortized cost and fair value of investment securities at December 31, 2001 and 2000 are as follows:

                                          ------------------------------------------------------------------------------------------
                                                              2001                                          2000
                                          ------------------------------------------------------------------------------------------
                                                       Gross        Gross                            Gross        Gross
                                          Amortized   Unrealized  Unrealized    Fair   Amortized   Unrealized  Unrealized     Fair
                                            Cost       Gains        Losses     Value    Cost         Gains       Losses       Value
                                          ------------------------------------------------------------------------------------------
                                                                                 (in thousands)

U.S. government corporations and agencies  $144,640  $   316     $  (2,412)  $142,544  $147,422    $   323      $(3,335)   $144,410
Mortgage-backed U.S. government agencies.    74,403      423          (456)    74,370    74,685        468         (464)     74,689
Obligations of states and political
subdivisions                                172,223    1,911        (4,141)   169,993   102,741      2,459       (1,027)    104,173
Corporate securities                         99,561    1,732        (2,888)    98,405    42,350      1,178       (1,030)     42,498
Equity securities                            57,846      872          (129)    58,589    23,689        744         (384)     24,049
                                          ------------------------------------------------------------------------------------------
       Total                               $548,673   $5,254     $ (10,026)  $543,901  $390,887     $5,172      $(6,240)   $389,819
                                           ========   ======     ==========  ========  ========    =======      ========   ========

     The amortized cost and fair value of all investment securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                     Amortized               Fair
                                                         Cost               Value
                                                     --------------------------------
                                                             (in thousands)

Due in one year or less                              $  12,999           $  12,740
Due after one year through five years                   56,091              56,666
Due after five years through ten years                 188,284             185,455
Due after ten years                                    159,050             156,081
                                                    ----------           ---------
                                                       416,424             410,492
Mortgage-backed securities                              74,403              74,370
Equity securities                                       57,846              58,589
                                                    ----------          ----------
                                                      $548,673            $543,901
                                                    ==========          ==========

     Proceeds from sales of investments in debt securities were $124,238,000, $27,565,000 and $37,628,000 in 2001, 2000, and 1999, respectively. Gross investment security gains and losses of $2,064,000 and $360,000, respectively were recognized in 2001. Gross gains and losses of $722,000 and $253,000, respectively, were recognized in 2000. Gross gains and losses of $607,000 and $356,000, respectively were recognized in 1999.

     At December 31, 2001 and 2000, investment securities with carrying amounts of approximately $224,057,000 and $238,744,000, respectively, were pledged to collateralize public deposits and for other purposes as provided by law.

     Equity securities include Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock which represents equity interests in the FHLB and the FRB. Such securities, however, do not have a readily determinable fair value because ownership is restricted and can be sold back only to the FHLBs, FRB, or to another member institution.

4. LOANS:

     The composition of loans outstanding by lending classification is as follows:

                                                               December 31
                                                    ----------------------------
                                                         2001              2000
                                                    ----------------------------
                                                            (in thousands)

Real estate                                            $313,880         $317,045
Commercial real estate                                  270,552          244,732
Commercial                                              158,223          135,612
Personal installment                                    107,893          109,976
Other                                                   17,209           10,228
                                                     ----------      -----------
                                                       $867,757         $817,593
                                                        =======          =======

     Loans held for resale amounted to $10,479,000 and $2,719,000 at December 31, 2001 and 2000, respectively. These loans are primarily fixed-rate mortgages and education loans.

5. ALLOWANCE FOR LOAN LOSSES:

     Changes in the allowance for loan losses are as follows:

                                                                                  December 31
                                                             -----------------------------------------------------
                                                                 2001                 2000                1999
                                                             -----------------------------------------------------
                                                                                 (in thousands)

Balance, January 1                                             $10,328              $  8,976             $8,608
Provision for loan losses                                        5,080                 2,863              1,588
Loan charge-offs                                                (3,776)               (1,925)            (1,663)
Recoveries                                                         500                   414                443
                                                               --------             ---------           --------
Balance, December 31                                           $12,132               $10,328             $8,976
                                                               ========             =========           ========
NONPERFORMING LOANS AND OTHER REAL ESTATE

     Nonperforming loans and other real estate are comprised of the following:

                                                                       December 31
                                                             ----------------------------
                                                                  2001            2000
                                                             ----------------------------
                                                                      (in thousands)

Loans past due 90 days or more and still accruing interest:
     Commercial, financial and agricultural                     $1,002         $     8
     Mortgages                                                     405             495
     Personal installment                                          239              98
     Other                                                          13              11
                                                              --------         -------
                                                                 1,659             612
                                                              --------         -------

Restructured Loans                                                 ---             205
                                                              --------         -------

Loans on which accrual of interest has been discontinued:
     Commercial, financial and agricultural                      3,783           2,042
     Mortgages                                                   6,952           3,445
     Other                                                         355             356
                                                              --------         -------
                                                                11,090           5,843
                                                              --------         -------
Other real estate                                                  631             416
                                                              --------         -------
     Total                                                     $13,380          $7,076
                                                              ========         =======

IMPAIRED LOANS

     At December 31, 2001 and 2000, the recorded investments in loans for which impairment has been recognized totaled $8,558,000 and $4,550,000. The valuation allowance for impaired loans totaled $1,835,000 at December 31, 2001. There was no valuation allowance for impaired loans at December 31, 2000. For the years ended December 31, 2001 and 2000, the average recorded investments in impaired loans approximated $7,303,000 and $5,057,000, respectively. Interest recognized on impaired loans on the cash basis for the year ending December 31, 2001 was not significant. Interest income recognized on impaired loans in 2000 approximated $131,000.

6. PREMISES AND EQUIPMENT:

     Premises and equipment are comprised of the following:

                                                                             December 31
                                                                  -------------------------------
                                                                       2001            2000
                                                                  -------------------------------
                                                                          (in thousands)

Banking premises                                                      $23,727         $22,837
Furniture, fixtures, and equipment                                     18,773          16,603
Leasehold improvements                                                    440             438
                                                                   ----------     -----------
                                                                       42,940          39,878
Less accumulated depreciation and amortization                        (20,300)        (18,291)
                                                                   ----------     -----------
                                                                      $22,640        $21,587
                                                                   ==========     ===========

     Depreciation and amortization expense charged to operations amounted to approximately $2,497,000, $2,212,000, and $2,089,000 in 2001, 2000, and 1999, respectively.

7. SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

     Short-term borrowings consist of the following:

                                                                                         December 31
                                                                       ----------------------------------------------
                                                                            2001     Rate          2000     Rate
                                                                       ----------------------------------------------
                                                                                    (dollars in thousands)

Securities sold under agreements to repurchase                          $  4,466     1.03%     $  1,886       5.41%
Federal funds purchased                                                   54,871     1.88%       32,700       6.64%
Treasury tax and loan note                                                   665     1.57%        1,507       5.41%
                                                                        --------               --------
                                                                         $60,002                $36,093
                                                                        ========               ========

     Interest incurred on Federal funds purchased and other short-term borrowings amounted to $240,000, $564,000, and $386,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     At December 31, 2001, long-term debt consists of long-term advances from the FHLB of Pittsburgh totaling $300,788,000 and repurchase agreements totaling $21,367,000. The long-term advances were issued under variable and fixed rates and are due to mature from 2002 to 2017. The Corporation pledged residential mortgages in the amounts of $42,899,000 and $53,978,000 at December 31, 2001 and 2000, respectively, as required under the terms of the credit facility with the FHLB. Monthly payments of interest are required to be paid to the Federal Home Loan Bank at rates ranging from 3.31% to 6.66% for variable advances and fixed rates presently 6.31%, with principal due at maturity. The FHLB has the option to convert the fixed rate advances to variable rates at any point prior to maturity of the advance. Quarterly payments of interest are required to be paid on the repurchase agreements at a fixed rate, presently 1.88%, with principal due at maturity. Interest on long-term debt amounted to $16,349,000, $13,956,000, and $10,164,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Maturities on long-term debt at December 31, 2001 are as follows:

     2002                            $   36,367,000
     2003                            $    5,000,000
     2004                            $          ---
     2005                            $          ---
     2006                            $          ---
     Subsequent to 2006              $  280,788,000

8. PENSION PLAN:

     The following table sets forth the pension plan's funded status at December 31, 2001 and 2000 and pension cost at and for the years ended December 31, 2001, 2000, and 1999.

----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                             2001            2000
----------------------------------------------------------------------------------------------------------------

Changes in benefit obligation:
   Projected benefit obligation, beginning of year                                       $5,420           $5,079
     Service cost                                                                           130              109
     Interest cost                                                                          373              349
     Benefits paid                                                                         (214)            (170)
     Amendments                                                                              73              ---
     Experience loss                                                                         60               53
                                                                                         -------          -------
   Projected benefit obligation, end of year                                             $5,842           $5,420
                                                                                         =======          =======
Change in plan assets:
   Fair value of plan assets, beginning of year                                          $5,394           $5,198
     Actual return on plan assets                                                           (97)             366
     Benefits paid                                                                         (214)            (170)
                                                                                         -------          -------
   Fair value of plan assets, end of year                                                $5,083           $5,394
                                                                                         =======          =======
Funded status, end of year                                                               $ (759)          $  (26)
     Unrecognized net transition asset                                                       (4)             (13)
     Unrecognized prior service cost                                                       (704)            (887)
     Unrecognized net cost                                                                2,342            1,836
     Recognition of additional minimum liability                                         (1,419)             ---
                                                                                         -------          -------
Prepaid pension cost (accrued pension liability), end of year                            $ (544)          $  910
                                                                                         =======          =======

------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                     2001            2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Periodic pension cost:
     Weighted average discount rate                                                        7.0%            7.0%             7.0%
     Expected long-term rate of return                                                     9.0%            9.0%             9.0%
     Rate of increase in future compensation levels                                        4.0%            4.0%             4.0%

Components of net periodic benefit cost:
     Service cost benefit earned during year                                            $   130          $   109          $   130
     Interest cost on projected benefit obligation                                          373              349              300
     Expected return on plan assets                                                        (477)            (459)            (438)
Net amortization:
     Net transition asset                                                                    (9)              (8)              (8)
     Prior service cost                                                                    (110)            (110)            (110)
     Net loss                                                                               130              130              119
Glen Rock State Bank pension expense                                                        ---              ---              173
                                                                                       --------         --------         ---------
Pension cost                                                                           $     37          $    11          $   166
                                                                                       ========         ========         =========

9. EARNINGS PER SHARE:

     The following table sets forth the calculation of Basic and Fully Diluted Earnings Per Share for the years ended below.

                                            For the Year Ended 2001      For the Year Ended 2000        For the Year Ended 1999
                                            -----------------------      -----------------------        -----------------------
                                                            Per-Share                    Per-Share                      Per-Share
                                           Income   Shares     Amount    Income  Shares     Amount     Income   Shares     Amount
                                           ------   ------     ------    ------  ------     ------     ------   ------     ------
                                                                    (in thousands except  per share data)

Basic EPS:

  Income available to common
     stockholders                         $13,596    8,793      $1.55    $13,915  8,695      $1.60    $13,290    8,799      $1.51
                                           ======                ====     ======               ====    ======                ====
Effect of Dilutive Securities:

  Incentive stock options
     outstanding                                       178                          110                            137
                                                    ------                      -------                        -------

Diluted EPS:

  Income available to common
     stockholders and assumed
     conversion                           $13,596    8,971      $1.52    $13,915  8,805      $1.58    $13,290    8,936      $1.49
                                           ======                ====     ======              ====     ======                ====

10. INCOME TAXES:

     The provision for income taxes consists of the following:

                                                                                2001           2000           1999
                                                                             ----------------------------------------
                                                                                        (in thousands)

         Current                                                               $3,785         $5,442         $4,365
         Deferred                                                                (906)          (740)          (108)
                                                                               -------        -------        -------
                                                                               $2,879         $4,702         $4,257
                                                                               =======        =======        =======

     The components of the net deferred tax asset (liability) as of December 31, 2001, 2000, and 1999 were as follows:

                                                                                 2001          2000            1999
                                                                             -----------------------------------------
                                                                                        (in thousands)

Deferred tax assets:
     Loan loss provision...........................................             $4,088         $3,069          $2,246
     Non-accrual loan interest income..............................                294            310             419
     Unrealized loss on marketable equity securities...............              1,670            373           6,298
     Unfunded pension adjustment...................................                497            ---             ---
     Miscellaneous.................................................                172            147             118
     Deferred compensation.........................................                485            393             198
                                                                               -------        -------         -------
         Total deferred tax assets.................................             $7,206         $4,292          $9,279
                                                                               -------        -------         -------

Deferred tax liabilities:
     Depreciation..................................................             $  591        $   624         $   634
     Accretion of discount.........................................                750            336             226
     Pension expense...............................................                319            319             322
     Miscellaneous.................................................                ---            167              66
                                                                               -------        -------         -------
         Total deferred tax liability..............................              1,660          1,446           1,248
                                                                               -------        -------         -------
         Net deferred asset (liability)............................             $5,546         $2,846          $8,031
                                                                               =======        =======         =======

                                                                                 2001          2000            1999
                                                                            --------------------------------------------------
                                                                                         (in thousands)

Provision on pre-tax income at statutory rate......................             $5,766         $6,501          $6,120
Effect of tax-exempt interest income...............................             (2,379)        (1,643)         (1,696)
Goodwill amortization..............................................                 64             84              94
Nondeductible expense related to acquisition.......................                163            ---             ---
Other, net.........................................................               (371)           (62)           (163)
Officer life insurance, net........................................               (364)          (178)            (98)
                                                                               -------        -------         -------
Total provision for income taxes...................................             $2,879         $4,702          $4,257
                                                                               =======        =======         =======

11. STOCK-BASED COMPENSATION:

     The Corporation has a Long-term Incentive Plan (the "Plan") that allows the Corporation to grant to employees, executive officers and directors stock awards in the form of Incentive Stock Options, Nonqualified Stock Options or Stock Appreciation Rights. The stock options are granted at prices not less than the fair market value in the case of Incentive Stock Options and not less than 80% of the fair market value in the case of Nonqualified Stock Options. The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for stock options issued under the Plan.

     As of December 31, 2001, shares totaling 955,505 were authorized but not awarded under the Plan. The stock options generally vest from one to five years from the date of grant, and expire no later than ten years after the date of grant. The changes in outstanding options are as follows:

                                            Weighted
                                            Average
                                          Shares Under         Exercise Price
                                             Option              Per Share
--------------------------------------------------------------------------------
Balance December 31, 1998                   562,796               $14.48
Issued                                       88,000                22.50
Exercised                                   (37,185)                9.96
Forfeited                                       ---                  ---
--------------------------------------------------------------------------------
Balance December 31, 1999                   613,611               $15.90
Issued                                      121,700                19.23
Exercised                                   (34,753)               10.60
Forfeited                                    (2,627)               23.74
--------------------------------------------------------------------------------
Balance December 31, 2000                   697,931               $16.72
Issued                                      110,000                26.40
Exercised                                   (94,706)               12.73
Forfeited                                      (421)               19.67
--------------------------------------------------------------------------------
Balance December 31, 2001                   712,804               $18.74
--------------------------------------------------------------------------------

     Exercise prices for options outstanding as of December 31, 2001, ranged from $5.97 to $26.40. The following table provides certain information with respect to stock options outstanding at December 31, 2001:

                                                                                              Weighted           Weighted
                                                                                              Average            Average
                                                                         Shares              Exercise            Remaining
                                                                          Under                Price           Contractual
Range of exercise prices per share                                       Option               Per Share        Life in Years
------------------------------------------------------------------------------------------------------------------------------------
Under $7.92                                                               4,388              $  5.97               ---
$7.93-$10.56                                                             61,301              $  9.38               3.3
$10.57-$13.20                                                            62,824               $11.03               4.8
$13.21-$15.84                                                            65,020               $13.62               3.5
$15.85-$18.48                                                            27,630               $17.06               8.2
$18.49-$21.12                                                           285,772               $19.76               7.9
$21.13-$23.76                                                            95,869               $22.52               5.4
$23.77-$26.40                                                           110,000               $26.40               9.9
------------------------------------------------------------------------------------------------------------------------------------
                                                                        712,804               $18.74               6.8
------------------------------------------------------------------------------------------------------------------------------------

The following table provides certain information with respect to stock options exercisable at December 31, 2001:

                                                                                              Weighted           Weighted
                                                                                              Average            Average
                                                                         Shares              Exercise            Remaining
                                                                          Under                Price           Contractual
Range of exercise prices per share                                       Option               Per Share        Life in Years
------------------------------------------------------------------------------------------------------------------------------------
Under $7.92                                                               4,388               $ 5.97               ---
$7.93-$10.56                                                             61,301               $ 9.38               3.3
$10.57-$13.20                                                            62,824               $11.03               4.8
$13.21-$15.84                                                            65,020               $13.62               3.5
$15.85-$18.48                                                            27,630               $17.06               8.2
$18.49-$21.12                                                           145,921               $19.95               7.6
$21.13-$23.76                                                            90,530               $22.45               6.0
------------------------------------------------------------------------------------------------------------------------------------
                                                                        457,614               $16.59               5.7
------------------------------------------------------------------------------------------------------------------------------------

     In electing to follow APB 25 for expense recognition purposes, the Corporation is obliged to provide the expanded disclosures required under SFAS 123 for stock-based compensation granted. The weighted average fair values at date of grant for options granted during fiscal 2001, 2000, and 1999 were $8.28, $3.63, and $5.45, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions for 2001, 2000, and 1999, respectively: dividend yield of 2.6%, 3.3%, and 2.9%; volatility of 26%, 21%, and 23%; risk free interest rates of 5.5%, 5.6%, and 6.1%; and expected life in years of 8.7, 4.9, and 5.5.

     If the Corporation had adopted the provisions of SFAS 123, the impact on reported net income and earnings per share would have been as follows:

                                                                  2001             2000              1999
                                                                  ----             ----              ----
Net income                                                 $  (361,795)     $  (384,981)      $  (374,923)
Earnings per share:
Basic                                                      $      (.04)     $      (.04)      $      (.04)
Diluted                                                    $      (.04)     $      (.04)      $      (.04)

12. RELATED PARTIES:

     Certain directors and their business affiliates (defined as the beneficial ownership of at least a 10 percent interest), executive officers and their families are indebted to Community Banks, N.A. and Peoples State Bank. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations.

                                                                   2001            2000            1999
                                                                -------------------------------------------
                                                                               (in thousands)

              Balance beginning of period                         $11,035       $  8,888          $6,928
              Additions                                            10,311          2,537           5,555
              Amounts collected                                    (7,204)          (390)         (3,595)
                                                                  --------      ---------         -------
              Balance end of period                               $14,142        $11,035          $8,888
                                                                  ========      =========         =======

13. CONDENSED FINANCIAL INFORMATION OF COMMUNITY BANKS, INC. (PARENT ONLY):

                                                                      2001             2000
                                                                  ------------------------------
                                                                           ( in thousands)
Condensed Balance Sheets:
     Cash and investments                                        $    2,369        $     106
     Investment in banking subsidiary                               106,813          101,162
     Investment in nonbank subsidiaries                               3,128            2,223
     Other assets                                                       475              487
                                                                 -----------      -----------
       Total assets                                                $112,785         $103,978
                                                                 ===========      ===========
     Other liabilities                                           $    1,536        $     ---
     Stockholders' equity                                           111,249          103,978
                                                                 -----------      -----------
       Total liabilities and stockholders' equity                  $112,785         $103,978
                                                                 ===========      ===========

                                                                                  2001        2000        1999
                                                                             -------------------------------------
                                                                                          (in thousands)
Condensed Statements of Income:
     Dividends from:
           Banking subsidiary                                                  $ 4,396      $ 7,300     $  5,415
           Nonbank subsidiaries                                                    ---          ---        1,854
     Other income (expense)                                                       (686)        (595)        (491)
                                                                               --------     --------    --------
Income before equity in undistributed earnings of subsidiaries                   3,710        6,705        6,778
                                                                               --------     --------    --------
Equity in undistributed earnings of:
     Banking subsidiary                                                          9,205        6,818        8,073
     Nonbank subsidiaries                                                          681          392       (1,561)
                                                                               --------     --------    --------
                                                                                 9,886        7,210        6,512
                                                                               --------     --------    --------
Net income                                                                     $13,596      $13,915      $13,290
                                                                               ========     ========    ========
Condensed Statements of Cash Flows:
   Operating activities:
     Net income                                                                $13,596      $13,915      $13,290
         Adjustments to reconcile net cash provided by
            operating activities:
         Undistributed earnings of:
              Banking Subsidiary                                                (9,205)      (6,818)      (8,073)
              Nonbank subsidiaries                                                (681)        (392)       1,561
         Other, net                                                              1,548           61           84
                                                                               --------     --------    --------
              Net cash provided by operating activities                          5,258        6,766        6,862
Investing activities:
         Additional investment in Peoples State Bank                               ---          ---       (1,000)
                                                                               --------     --------    --------
              Net cash used in investment activities                               ---          ---       (1,000)
                                                                               --------     --------    --------

Financing Activities:
     Proceeds from issuance of common stock                                      3,574          564          266
     Purchases of treasury stock                                                  (689)      (2,674)      (1,885)
     Dividends paid                                                             (5,880)      (4,600)      (4,343)
                                                                               --------     --------    --------
              Net cash used by financing activities                             (2,995)      (6,710)      (5,962)
                                                                               --------     --------    --------
              Net change in cash and cash equivalents                            2,263           56         (100)
     Cash and cash equivalents at beginning of year                                106           50          150
                                                                               --------     --------    --------
     Cash and cash equivalents at end of year                                 $  2,369    $     106    $      50
                                                                               ========     ========    ========

14. REGULATORY MATTERS:

     Community Banks is subject to legal limitations as to the amount of dividends that can be paid to its shareholder (the Corporation). The approval of certain banking regulatory authorities is required if the total of all dividends declared by the bank exceeds limits as defined by the regulatory authorities. Community Banks could declare dividends in 2002 without regulatory approval of $16,023,000 plus an additional amount equal to the banks' retained net profits in 2002 up to the date of any dividend declaration.

     Included in cash and due from banks are balances required to be maintained by subsidiary banking companies on deposit with the Federal Reserve. The amounts of such reserves are based on percentages of certain deposit types and totaled $440,000 at December 31, 2001 and 2000.

     At December 31, 2001 and 2000 both subsidiary banks exceeded well capitalized leverage ratio, tier 1 capital ratio, and total risk-based capital ratio standards. The following table illustrates the capital ratios for the Corporation on a consolidated basis:

                                                                  Well                      Corporation
                                       Regulatory             Capitalized                    December 31,
                                        Minimum                  Ratio                  2001          2000
                                        ------------------------------------------------------------------

Leverage ratio                           4.0%                    5.0%                   7.5%          7.9%
Tier 1 capital ratio                     4.0%                    6.0%                  10.5%         10.7%
Total risk-based capital ratio           8.0%                   10.0%                  11.8%         11.7%
15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

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

     Financial instruments with off-balance sheet risk at December 31, 2001, are as follows:

                                                                                 Contract or Notional Amount
                                                                                 ---------------------------
                                                                                      (in thousands)
Financial instruments whose contract amounts represent credit risk:
         Commitments to originate loans                                                 $    132,325
         Unused lines of credit                                                         $     43,297
         Standby letters of credit                                                      $     19,481
         Unadvanced portions of construction loans                                      $        ---

     Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Lines of credit are similar to commitments as they have fixed expiration dates and are driven by certain criteria contained within the loan agreement. Lines of credit normally do not extend beyond a period of one year. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the borrower.

     Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                                                                  Three Months Ended
                                          ------------------------------------------------------------------------------------------
                                                                 2001                                       2000

                                             Mar. 31     June 30   Sept. 30    Dec. 31    Mar. 31    June 30     Sept. 30    Dec. 31
                                           ----------- ---------- ----------- ---------- ---------- ---------- ---------- ----------
                                                                (dollars in thousands except per share data)
Interest income                              $24,376     $24,523   $24,567      $24,609   $21,492    $22,605    $24,004    $24,893
Interest expense                              13,401      13,280    13,148       12,311    10,973     11,757     13,059     13,410
                                           ----------- ---------- ----------- ---------- ---------- ---------- ---------- ----------
Net interest income                           10,975      11,243    11,419       12,298    10,519     10,848     10,945     11,483
Provision for loan losses                      1,573         871     1,306        1,330       361        525        658      1,319
                                           ----------- ---------- ----------- ---------- ---------- ---------- ---------- ----------

Net interest income after provision for
     loan losses                               9,402      10,372    10,113       10,968    10,158     10,323     10,287     10,164
Other income                                   1,948       2,164     2,325        2,633     1,704      1,895      2,028      1,648
Investment security gains  (losses)             (128)        366     1,018          448       168         50        140        111
Gains on mortgage sales                          163         378       326          500        65         93         92        154
Other expenses                                10,612       8,172     8,287        9,450     7,451      7,596      7,745      7,671
                                           ----------- ---------- ----------- ---------- ---------- ---------- ---------- ----------
Income before income taxes                       773       5,108     5,495        5,099     4,644      4,765      4,802      4,406
Income taxes                                     (35)      1,077     1,176          661     1,154      1,228      1,215      1,105
                                           ----------- ---------- ----------- ---------- ---------- ---------- ---------- ----------
Net income                                 $     808    $  4,031   $ 4,319      $ 4,438  $  3,490   $  3,537    $ 3,587   $  3,301
                                           =========== ========== =========== ========== ========== ========== ========== ==========

Basic earnings per share                      $  .10     $   .46   $   .49      $   .50   $   .40    $   .41    $   .41    $   .38
Diluted earnings per share                    $  .10     $   .45   $   .48      $   .49   $   .39    $   .40    $   .41    $   .38
Dividends per share                           $  .16     $   .17   $   .17      $   .17   $   .14    $   .15    $   .15    $   .16

Per share data has been restated to reflect stock dividends and splits.

17. FAIR VALUES OF FINANCIAL INSTRUMENTS:B

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

OFF-BALANCE-SHEET INSTRUMENTS:

     Substantially all of the Corporation's unused commitments to originate loans and unused lines of credit are at variable rates or will be provided at the prevailing fixed rate when the loans are originated or the lines are used. The fair value of off-balance-sheet items approximate their carrying value.

     The following table summarizes the carrying values and fair values of financial instruments at December 31, 2001 and 2000:

                                                                                              December 31,
                                                                 -------------------------------------------------------------------
                                                                                2001                          2000
                                                                 -------------------------------------------------------------------
                                                                                    Estimated                     Estimated
                                                                     Carrying          Fair        Carrying          Fair
                                                                      Value           Value          Value          Value
                                                                 -------------------------------------------------------------------
                                                                                             (in thousands)
              Financial assets:
                Cash and due from banks, interest-bearing time
                  deposits, and federal funds sold               $     46,136   $     46,136    $     51,014   $     51,014
                Investment securities                                 543,901        543,901         389,819        389,819
                Total loans                                           857,278        871,674         814,874        795,625
                Less: Allowance for loan losses                       (12,132)           ---         (10,328)           ---
                                                                 -------------  -------------   -------------  -------------
                    Net loans                                         845,146        871,674         804,546        795,625
                Loans held for sale                                    10,479         10,479           2,719          2,719
                                                                 -------------  -------------   -------------  -------------
                   Total                                           $1,445,662     $1,472,190      $1,248,098     $1,239,177
                                                                 =============  =============    ============= =============
              Financial liabilities:
                Deposits                                           $1,003,225     $1,009,947     $   919,241    $   916,647
                Short-term borrowings                                  60,002         60,002          36,093         36,093
                Long-term debt                                        322,155        324,492         239,613        239,523
                                                                 -------------  -------------   -------------  -------------
                   Total                                           $1,385,382     $1,394,441      $1,194,947     $1,192,263
                                                                 =============  =============    ============= =============

18. COMPLETED-ACQUISITION:

     On March 30, 2001 Community Banks, Inc. (Community) completed its merger of The Glen Rock State Bank (Glen Rock). Glen Rock has five banking offices located in York County, Pennsylvania. Community issued 1,205,000 shares of common stock for all of the outstanding common stock of Glen Rock. This transaction was accounted for as a pooling of interests and combined unaudited financial information is as follows:

     A summary of unaudited pro forma combined financial information for Community and Glen Rock follows:

--------------------------------------------------------------------------------------------------------
Year Ended December 31                               2000                             1999
--------------------------------------------------------------------------------------------------------
                                                    (dollars in thousands except per share)
--------------------------------------------------------------------------------------------------------

                                                           Community / Community /
                                              Community     Glen Rock        Community      Glen Rock
                                             As Reported      Combined      As Reported      Combined
--------------------------------------------------------------------------------------------------------
Net interest income                            $37,858        $43,795        $34,051         $40,248
Provision for loan losses and lease losses       2,308          2,863          1,298           1,588
Other income                                     7,363          8,148          5,668           6,388
Other expenses                                  25,774         30,463         22,937          27,501
                                              --------       --------       --------        --------
Income before taxes                             17,139         18,617         15,484          17,547
Taxes                                            4,288          4,702          3,681           4,257
                                              --------       --------       --------        --------
Net income                                     $12,851        $13,915        $11,803         $13,290
                                              ========       ========       ========        ========
Basic earnings per share                     $    1.82      $    1.60      $    1.65       $    1.51
Diluted earnings per share                   $    1.79      $    1.58      $    1.62       $    1.49
                                              ========       ========       ========        ========

Per share data for all periods has been restated to reflect dividends and splits.

Report of Independent Accountants

Board of Directors and Shareholders
Community Banks, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Community Banks, Inc. (Corporation) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Glen Rock State Bank on March 30, 2001 in a transaction accounted for as a pooling of interests, as described in Note 18 to the consolidated financial statements. We did not audit the financial statements of Glen Rock State Bank, which statements reflect total assets of $187,000,000 as of December 31, 2000 and net interest income of $5,937,000 and $6,197,000 for each of the two years in the period ended December 31, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS, L.L.P

Harrisburg, Pennsylvania
January 24, 2002

Community Banks, Inc. and Subsidiaries
Management’s Discussion of Financial Condition and Results of Operations

     Management’s discussion of financial condition and results of operations is based on the selected financial data listed below and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FINANCIAL HIGHLIGHTS

                                                2001           2000           1999           1998           1997
                                            ----------------------------------------------------------------------------
                                                             (dollars in thousands except per share data)
BALANCE SHEET DATA:
Investment securities                      $   543,901    $   389,819    $   360,540     $  333,209      $  260,638
Total loans                                    857,278        814,874        708,016        619,750         552,201
Total assets                                 1,509,734      1,308,713      1,151,344      1,023,407         880,220
Total deposits                               1,003,225        919,241        826,167        727,953         675,475
Long-term debt                                 322,155        239,613        213,865        178,872          96,009
Stockholders' equity                           111,249        103,978         86,309         94,293          88,346
Total average assets                         1,398,521      1,238,870      1,093,262        930,191         838,729
Total average stockholders' equity             111,381         92,255         92,274         91,905          82,619

EARNINGS DATA:
Net interest income                             45,935         43,795         40,248         36,039          33,915
Provision for loan losses                        5,080          2,863          1,588          2,054           1,817
Net interest income after provision
     for loan losses                            40,855         40,932         38,660         33,985          32,098
Other income                                    12,141          8,148          6,388          5,574           4,688
Other expense                                   36,521         30,463         27,501         24,446          23,335
Provision for income taxes                       2,879          4,702          4,257          3,882           4,058
Net income                                      13,596         13,915         13,290         11,231           9,393

PER SHARE DATA:
Basic earnings per shar                           1.55           1.60           1.51           1.27            1.06
Diluted earnings per share                        1.52           1.58           1.49           1.25            1.04
Cash dividends                                     .67            .60            .55            .51             .40
Book value                                       12.57          12.01           9.85          10.69            9.99
Average diluted shares outstanding           8,970,950      8,805,318      8,935,628      9,001,251       8,997,809

PROFITABILITY RATIOS:
Return on average assets                           .97%          1.12%          1.22%          1.21%           1.12%
Return on average stockholders' equity           12.21%         15.08%         14.40%         12.22%          11.36%
Net interest margin (FTE)                         3.83%          4.01%          4.20%          4.38%           4.53%
Efficiency ratio                                 55.33%         55.42%         55.54%         55.88%          55.99%

CAPITAL AND LIQUIDITY RATIOS:
Stockholders' equity to total assets              7.37%          7.95%          7.50%          9.21%          10.04%
Net loans to assets                              55.98%         61.48%         60.72%         59.72%          61.76%

ASSET QUALITY RATIOS:
Allowance for loan losses to total loans
     outstanding                                  1.42%          1.27%          1.27%          1.39%           1.55%
Allowance for loan losses to non-performing
     loans                                          95%           155%           143%           134%            104%
Non-performing loans to total loans
     outstanding                                  1.49%           .82%           .89%          1.04%           1.49%
Non-performing assets to total assets              .89%           .54%           .60%           .71%           1.10%

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This review of Community Banks, Inc. (Community) is being presented in order to provide a thorough analysis of its financial condition and results of its operations for the year ended December 31, 2001. On March 30, 2001 Community consummated the merger of Glen Rock State Bank (Glen Rock), which added nearly $190 million of assets and five offices to the Community franchise. This transaction was accounted for under the pooling of interests method of accounting and all prior periods have been restated accordingly. Throughout this presentation, net income and yield on earning assets have been prepared on a tax equivalent basis, and balances represent average daily balances unless otherwise indicated.

2001 SUMMARY

     The year 2001 was a critical transitional period in the growth and development of Community Banks, Inc., as it sought to expand its role as a more complete provider of financial services. During the year, Community took steps to broaden its name recognition throughout its market and simultaneously improve the efficacy of its banking operations. This effort culminated in the merger of its separate banks into a single bank charter effective January 1, 2002, under a single name, Community Banks. Community solidified its presence in the vital south central Pennsylvania market through the merger of Glen Rock and expanded its product offerings through its ownership interests in two title insurance agencies. Community also continued to evolve its existing office network through strategic de novo expansion into higher growth markets, and by announcing sales of offices with less attractive demographic trends that will be consummated in 2002. Shortly after the end of 2001, Community announced the formation of a strategic alliance to offer insurance services under a joint marketing agreement with American Insurance Administrators, Inc. (AIA), a central Pennsylvania-based insurance agency. All of these initiatives were planned and executed to enhance Community's ability to serve the expanding needs of its marketplace and growing customer base.

Performance Results

     Earnings per share for 2001 reached $1.52, which was nearly equal to the performance of $1.58 achieved during 2000. Similarly, net income reached $13.6 million in 2001 versus $13.9 million in 2000. Results in 2001 were adversely affected by nonrecurring special charges associated with merger activity and by a higher provision for loan losses. The increase in the provision was commensurate with the level of increase in net charge-offs and with the growth in the loan portfolio during the year. Earnings performance during 2001 resulted in a return on average assets (ROA) of .97% and a return on average equity (ROE) of 12.21%, representing a decline in the ROA and ROE performance achieved in 2000 of 1.12% and 15.08%, respectively.

Economic Trends

     The performance of financial institutions is inexorably linked to a variety of factors, including underlying national economic trends and the frequency and velocity of interest rate fluctuations. Such trends, and management's proactive response thereto, can strongly influence the overall profit performance of companies within the financial services sector. While these trends were affected by a number of significant shifts during the course of 2001, the year will be forever remembered for the tragic events of September 11 and their profound impact on our national consciousness. The impact of this tragedy, combined with our nation's collective resolve and prompt military response, is likely to influence global dynamics for the foreseeable future.

     As Community entered 2001, it had begun to assess the benefits of establishing a single bank charter while moving forward with its previously announced merger with Glen Rock. At the same time, national economic observers were beginning to recognize the growing potential for a recessionary downturn due, in part, to the weakening of the technology, telecommunications and internet sectors and the resulting decline in stock market valuations.

Throughout the year, the Federal Reserve Board and its Chairman, Alan Greenspan, initiated a series of unprecedented cuts in the benchmark fed funds rate that was expected to ensure the availability of credit and to forestall or mitigate the impact of an economic slump. Despite these efforts, the economy continued to soften, resulting in profit warning announcements by a number of large public companies. It was under these circumstances that the nation was awakened to the massive destruction and loss of life brought on by the events of September 11, 2001. The anticipated economic downturn was suddenly accelerated as a consequence of the attack, producing immediate curtailments in the airline and tourism industries. The reverberations from the economic aftershocks produced a dampening effect on other segments of the economy, and required emergency political initiatives to bolster homeland security and to rescue the suddenly beleaguered airline industry. At the same time, Congress continued its debate over the benefits of the tax cut bill, which had been expected to provide much-needed economic stimulus as part of President George W. Bush’s election year fiscal plan. Near the end of 2001, the economy was further damaged by the revelations associated with the failure of Enron, the nation’s largest energy company prior to the time of its collapse. The expected fallout from this event, which raised anxiety levels over the integrity of the capital markets, employee retirement plans, and regulatory oversight, is likely to carry over into 2002 and beyond.

     The aftermath of the events of 2001 will likely influence the financial services industry well into 2002. While these events are expected to impact most sectors of the economy to varying degrees, the comparatively stable markets served by Community's geographic footprint are not expected to bear the brunt of a normal cyclical downturn. An extended period of economic slowdown, however, will require vigilant monitoring of risk management trends, including the vital credit quality function. Community has yet to uncover any systemic adverse developments in its credit quality metrics, but will continue to assess the impact of a slowing economy on overall asset quality. Alternatively, there remains considerable cause for optimism about the future, stemming from the underlying resilience of the U.S. economy, the initial success of our nation's military initiatives, and the resurgence of the country's patriotic sentiment and sense of resolve. Community will monitor the impact of these and other important trends as it oversees the evolution of its financial services franchise. That evolution will continue to be driven by initiatives that seek to enhance the level of personal service to customers and to expand both the depth and breadth of product offerings delivered through its various distribution channels.

NET INTEREST INCOME

     Community's major source of revenue is derived from intermediation activities and is reflected as net interest income. Net interest income is defined as the difference between interest income on earning assets and interest expense on deposits and borrowed funds. Net interest margin is a relative measure of a financial institution's ability to efficiently deliver net interest income from a given level of earning assets. Both net interest income and net interest margin are influenced by the frequency and velocity of interest rate changes and by the composition and absolute volumes of earning assets and funding sources.

     The following table compares net interest income and net interest margin components between 2001 and 2000 (in thousands):

                                       2001                            2000                          Change
                                              Yield/                          Yield/                          Yield/
                              Amount            Rate           Amount           Rate          Amount            Rate

Interest income                $102,351          7.81%          $95,866          8.24%         $6,485         (0.43)%
Interest expense                 52,140          4.63%           49,199          4.66%          2,941         (0.03)%
                              ----------     ----------       ----------     ----------     ----------      ----------
Net interest income             $50,211                         $46,667                        $3,544
                              ----------                      ----------                    ----------

Interest spread                                  3.18%                           3.58%                        (0.40)%
Impact of
     non-interest
     funds                                       0.65%                           0.43%                         0.22%
                                             ----------                      ----------                     ----------

Net interest margin                              3.83%                           4.01%                        (0.18)%
                                             ----------                      ----------                     ----------
Interest Rates

     Interest rate trends during 2001 reflected a decline from 2000 and were influenced by the pattern of continuous easing of the federal funds rate by the Federal Reserve Board. These reductions, and the parallel declines in other benchmark rate indices, fueled a reduction in the overall level of rates not experienced for decades. These rate reductions occurred throughout the year and had the most profound impact on earning asset yields, accompanied by only modest reductions in funding costs. Deposit pricing was less responsive to overall rate declines because rates paid on certain repriceable deposit categories had reached levels where further downward rate adjustments had become competitively less practical. Given Community's asset sensitive interest rate posture, the earning asset base was repricing at a velocity ahead of the pace of adjustments to term deposit funding costs, resulting in the compression of net interest margin throughout much of the year. Despite the compressing effect of interest rates on net interest margin during 2001, Community realized an overall increase in net interest income due to growth in both earning assets and funding sources, including an expansion of its deposit base.

     The following is a comparison of the average yield curve for U.S. Treasury instruments for specific intervals between three months and thirty years, which serves as an illustration of the relative comparability of interest rate trends between 2000 and 2001.

Interest Income /Earning Assets

     While interest rate trends depressed the overall yield on both loans and earning assets, the rate environment also facilitated increased borrower demand for more affordably priced loan products and growth in the balances of loans and earning assets. Assets grew to nearly $1.4 billion, an increase of almost 13% from the $1.2 billion of assets recorded in 2000. Earning assets, which comprise nearly 94% of total assets, also grew nearly 13% to $1.3 billion. This growth fueled increases in interest income sufficient to overcome the impact of lower rates on asset yields, resulting in an increase in interest income of nearly 7%.

     Asset yields declined 43 basis points from 8.24% in 2000 to 7.81% in 2001. These yields were consistent with the steady decline in the interest rate indices used to price individual loan products. Loan yields dropped from 8.73% in 2000 to 8.39% in 2001 and significantly influenced the overall decline in earning asset yields and the decline in interest income. More importantly, however, the overall loan portfolio grew 9.1% from $768 million to $ 838 million, an increase of nearly $70 million. Community also recorded an increase in the volume of tax-exempt securities, which grew an additional $62 million. These two categories fueled the increase of $147 million in earning assets. Such growth was sufficient to overcome the negative impact of lower interest rates on earning asset yields and provided a $6.5 million improvement in interest income performance.

Interest Expense / Funding Sources

     While interest rates negatively affected earning assets yields, Community experienced mostly modest reductions in the cost of funds, which declined only 3 basis points from 4.66% to 4.63% in 2001. Given the decline in rates throughout the year, conventional wisdom would suggest that declines in earning asset yields would be counterbalanced by declines in deposit and other funding costs. In 2001, however, funding costs, along with changes in the composition of deposits and other funding sources, were influenced by additional dynamics, explained as follows:

  During the year, Community standardized a segment of its interest-bearing demand deposits and discontinued interest payments on these categories after rate declines forced rate offerings to negligible levels. Affected customer accounts were shifted into the non-interest bearing demand category, consistent with the structural and contractual changes made to these deposit arrangements. As a result, Community experienced an increase in the contribution of non-interest funding sources from 43 basis points to 65 basis points during the year.
  The shift of low-cost deposit accounts from interest bearing categories into non-interest bearing accounts increased the aggregate cost of funds for the remaining interest bearing categories. Many of the adjustable deposit categories, including savings and money market accounts, experienced rate adjustments commensurate with declines in interest rate indices during the year. Unfortunately, these reductions were not sufficient to offset impact from the reclassification of lower cost deposit accounts out of the interest-bearing categories.
  Appropriate adjustments were made throughout the year to lower the funding costs for deposit categories eligible for discretionary repricing. Regrettably, the historically low interest rate levels present during much of the year constrained continuing reductions. In effect, this trend created floors on certain deposit categories that ordinarily would be considered repriceable in a more conventional rate environment.
  Finally, while rates offered on term deposit categories were adjusted during the year, these repricing opportunities were outpaced by the velocity and volume of changes to earning asset pricing. This trend occurred as a result of Community’s asset-sensitive balance sheet position for the first three quarters of 2001.

     Community navigated through these pricing pressures and was able to reflect an increase of nearly 10% in its deposit base despite a lower rate environment. The deposit base, which reached nearly $1 billion, also was favorably influenced by consumer tendencies to increase the level of bank deposits during periods of stock market volatility such as that experienced during 2001. Additionally, consumer preferences for preservation of both liquidity and investment principal during periods of economic and political uncertainty also played a role in deposit growth trends.

     In order to augment deposit-based funding sources and, at the same time, accommodate customer needs, Community made strategic use of both short-term borrowings and FHLB advances. These advances, which are collateralized by mortgage receivables, are an important source of liquidity for the Corporation.

Interest Spread and Net Interest Margin

     A financial institution's ability to effectively blend the impact of changing rates, shifting rate indices, customer preferences, and product development initiatives can be measured by the performance of interest spread, which is defined as the difference between earning asset yield and the cost of funding sources. Net interest margin combines the impact of interest spread with both investment of non-interest bearing funding sources and management of non-earning assets. As a result of rate trends and other dynamics specific to Community's balance sheet, the Corporation reported a decline in both interest spread and net interest margin. Interest spread declined from 3.58% in 2000 to 3.18% in 2001. Net interest margin, however, reflected less of a decline from 4.01% to 3.83%. Fortunately, the decrease in net pricing did not result in reduced net interest income due to the substantial growth in the earning asset base.

Quarterly Performance

     The following table provides a comparison of earning asset yields, funding costs, and other information for each of the four quarters of 2001 and 2000.

                                                                       2001
                                             Fourth            Third            Second           First
                                             Quarter          Quarter           Quarter         Quarter

Asset yield                                         7.37%             7.68%            7.96%           8.31%
Funding cost                                        4.07%             4.56%            4.84%           5.14%
                                        ---------------------------------------------------------------------
         Interest spread                            3.30%             3.12%            3.12%           3.17%
                                        ---------------------------------------------------------------------
         Net interest margin                        3.87%             3.75%            3.82%           3.90%
                                        ---------------------------------------------------------------------
Net interest income                               $13,569           $12,522          $12,244         $11,876
                                        ---------------------------------------------------------------------

                                                                       2000
                                             Fourth            Third            Second           First
                                             Quarter          Quarter           Quarter         Quarter

Asset yield                                         8.45%             8.34%            8.18%           8.10%
Funding cost                                        5.04%             4.75%            4.50%           4.36%
                                        ---------------------------------------------------------------------
         Interest spread                            3.41%             3.59%            3.68%           3.74%
                                        ---------------------------------------------------------------------
         Net interest margin                        3.75%             3.93%            4.05%           4.09%
                                        ---------------------------------------------------------------------
Net interest income                               $12,316           $11,642          $11,520         $11,189
                                        ---------------------------------------------------------------------

     In each of the first three quarters of 2001 the decline in interest rates significantly influenced the overall direction of asset yields, consistent with Community's asset sensitive position. The ability to adjust deposit rates, most particularly term deposits, was constrained during much of the year. This trend began to reverse in the fourth quarter as adjustable term deposits reached scheduled maturities. As a consequence, interest spread and net interest margin stabilized and improved slightly in the fourth quarter, reversing a trend of declining quarterly spread and margin performance.

PROVISION FOR CREDIT LOSSES

     The provision for credit losses grew to almost $5.1million in 2001 versus $2.9 million in 2000. Similarly, the ratio of the reserve for loan losses to loans also increased from 1.27% at the end of 2000 to 1.42% at the end of 2001. During 2001, Community reflected an increase in both the level of net charge-offs and the absolute level of outstanding loans that influenced the provision recorded during the year. In the coming year, Community intends to remain attuned to the influence of unfolding economic conditions and their potential impact on credit conditions and the adequacy of the reserve for loan losses. At the end of 2001, the Corporation did experience an increase in the level of non-performing loans, which grew to 1.49% of outstanding loans, a measurable increase from the end of the prior year. See the reserve for loan losses and asset quality sections of this review for additional information.

NON-INTEREST INCOME

     A critical driver of Community's 2001 performance related to strategic initiatives undertaken to meet customer needs and provide access to expanded financial services through the Corporation's growing distribution network. Pursuant to these initiatives, Community expanded its menu of financial services beyond that traditionally associated with an institution of its size and scope. Excluding the impact of gains from security transactions, total non-interest income grew 36%, from $7.7 million in 2000 to $10.4 million in 2001, and substantially influenced the growth in total revenues experienced during 2001. These amounts represented 17% and 14%, respectfully, of all net revenues derived from these sources and from intermediation activities.

     The largest single component of non-interest income is service charges on deposits, which reached $3.4 million in 2001, a 25% increase from the $2.7 million recorded in the prior year. Growth in the absolute level of demand deposits, the largest source of fees from deposit products, helped to propel the increase. The growth was also attributed to the introduction of a new checking product in many of Community's markets and the impact of such deposits on improvement in revenues from overdrafts and other fee-related services.

     Community experienced 19% growth in the other service charge category, from $1.6 million in 2000 to $2.0 million in 2001. Much of the success in this category relates to the rollout of the debit card feature to portions of the customer base that historically had no access to these services. This change has been particularly important to those customers from markets served by predecessor institutions that have now been more fully integrated into the Community franchise during 2001. The favorable impact of the ongoing rollout and expanded customer usage of these services is expected to favorably influence growth in debit card activity fees into 2002. Community also continues to record increased usage and fees from its ATM network and from its ongoing relationship with a major convenience store chain that provides customer access to ATM machines within its stores.

     Community has historically recognized revenues from credit- related insurance premiums in connection with the activity of its wholly-owned captive insurance company, Community Banks Life Insurance Company. Under its reinsurance arrangement, the Corporation provides its lending customers with the ability to obtain life and health insurance coverage that insures the payment of credit facilities in the event of the death or disability of borrowers. This arrangement provides a valued service to these borrowers and, at the same time, presents the Corporation with a complimentary source of non-interest revenue. In addition to credit reinsurance activities, Community also has expanded its revenue stream to include commissions from title insurance activities. During 2001, the Corporation acquired ownership interest in two title insurance companies that operate within Community's geographic footprint. These important acquisitions provide a tangible sign of Community's strategic commitment to expand its product base and to anticipate the financial needs of its growing customer base. The acquisitions occurred in the first and third quarters of 2001, so that the first full year of operations for this line of business will occur in 2002.

     Investment management and trust services continue to be a vital component of Community's full service approach to the delivery of financial products. In addition to more traditional trust services, the Corporation provides access to annuities, equities, mutual funds and other retail investment products through its strategic partnership arrangement. Aggregate fees from such services grew nearly 20% to $.6 million. The relative success of this partnership arrangement has reinforced Community's predisposition to seek other arrangements that allow for streamlined access to services not previously available through its own distribution network. In the first quarter of 2002, Community announced a joint marketing arrangement to offer a complete array of personal and commercial property and casualty, as well as individual and group life and health insurance products. These activities are expected to fulfill a vital customer need and, at the same time, leverage the expertise of strategic partners that will avoid the costly delays sometimes associated with entering new lines of business.

     The Corporation derives revenue from the origination and sale of mortgage loans into the secondary market. During 2001, gains from loan sales aggregated nearly $1.4 million representing an increase of over 300% from 2000. The low rate environment in 2001, and its impact on consumer preferences for fixed rate mortgages, significantly enhanced Community's performance. The ability to sell such mortgages in the secondary market provides a valuable tool in the management of interest rate risk.

     During the year, security gains aggregating over $1.7 million were realized compared with $.5 million in the prior year. Such gains were realized pursuant to management's ongoing effort to review investment holdings and portfolio strategy during periods of changing economic conditions.

NON-INTEREST EXPENSES

     Excluding the impact of merger-related expenses incurred in connection with the merger of Glen Rock, total non-interest expenses grew over 13% or just over $4 million year over year. The following table summarizes the changes in expenses from 2000 to 2001 (in thousands):

                                                                                            Change
                                                        2001        2000        Amount         %

Salary and employee benefits                          $18,528     $16,466       $2,062         13%
Net occupancy expense                                   5,267       4,504          763         17%
Insurance subsidiary activities                           740         586          154         26%
Merger and restructuring related charges                1,968     -              1,968         N/A
Other operating expenses                               10,018       8,907        1,111         12%

                                                 --------------------------------------------------
            Total                                     $36,521     $30,463       $6,058         20%
                                                 ==================================================

     Salary and benefit expenses, which grew from $16.5 million in 2000 to $18.5 million in 2001, accounted for almost one half of the total increase in recurring non-interest expenses. The increase was affected by a number of factors including the annual merit increase, employees added through the expansion of Community's distribution network in both 2000 and 2001, and by expenses related to employees added in fee-based activities such as title insurance and investment management services.

     Occupancy expenses grew by 17% during 2001 and were influenced by the full year impact of office openings in 2000 and by those offices that opened in 2001. The increase also included the partial year impact of the establishment of executive offices in Harrisburg, Pennsylvania.

     Other expenses grew from $8.9 million in 2000 to $10.0 million in 2001, an increase of 12%. Again, the expenses associated with both the expansion of Community's distribution network as well as those linked with the convergence of bank charters and operating processes influenced this growth. These increases occurred in telecommunications, travel, office supplies and automated teller processing fees. A substantial portion of the increases was commensurate with the growth in related fee income sources.

     Merger expenses related to the Glen Rock transaction approximated $2.0 million and included items such as severance for separated employees, investment banking, legal and accounting expenses incurred in connection with finalizing the merger in the first quarter of 2001.

INCOME TAXES

     Community reported a lower effective tax rate for 2001 than in 2000, as the effective tax rate dropped to 17% from 25% in the prior year. The decline was due to two factors: the lower level of earnings and the relative increase in income from tax-advantaged investments. The Corporation has increased the level of tax-exempt investment during 2001 and these investments will continue to favorably influence the effective tax rate through their maturity dates.
BALANCE SHEET OVERVIEW

     At the end of 2001, total assets reached $1.5 billion compared to $1.3 billion at the end of the prior year.

Growth was fueled by aggregate funding increases generated through both deposits and utilization of other funding sources such as FHLB advances. Community recorded increases in loan balances, which reached $857 million at the end of 2001, compared to $815 million at the end of the prior year. The pace of growth in loans was limited slightly by the aftermath of geopolitical and economic events in the third and fourth quarter of 2001, which served to constrain the comparatively robust growth that had existed throughout 2000 and much of 2001.

INVESTMENTS

     Community has established corporate investment policies that address various aspects of portfolio management, including quality standards, liquidity and maturity limits, investment concentrations and regulatory guidelines. The Corporation's objective with respect to investment management includes maintenance of appropriate asset liquidity, facilitation of asset/liability strategy and maximization of return. Compliance with investment policy is regularly reported to the Board of Directors.

     During 2001, Community recorded increases in its holdings of obligations of state and political subdivisions, corporate securities and equity securities. These strategies are reflective of the Corporation's investment objectives and, at the same time, are considerate of its capacity to maximize the return through utilization of investments with tax-advantaged features.

     Community actively manages its investment portfolio and, accordingly, classifies all investment securities as "available for sale". Under current policy, if management has the intent and the Corporation has the ability at the time of purchase to hold securities until maturity, securities are classified as "held-to-maturity" investments and carried at amortized historical cost. Securities to be held for indefinite periods of time but not intended to be held until maturity are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors affecting overall investment strategy.

     At December 31, 2001, and 2000, management classifies investment securities with amortized cost and fair values of $549 million and $544 million, and $391 million and $390 million, respectively, as available for sale. Gross unrealized gains and loses relating to investment securities were $5.3 million and $10.0 million, and $5.2 million and $6.2 million, respectively, at year-end 2000 and 2001.

     At the end of 2001, the net unrealized loss on investments available for sale was $3.1 million on a net of tax basis, compared to $.7 million at the end of 2000. Such unrealized losses were reflected in shareholders' equity at the end of both periods.

LOANS

     On an annualized basis, loan growth trends reflected the continuing success of Community's approach to providing credit services within its local markets. Loan balances grew at a healthy 9% and averaged $838 million during 2001. The following summarizes the changes that occurred within the major categories of loans from 2000 to 2001 (in thousands).

                                                                                 Change
                                      2001            2000            Amount          %
                                      ----            ----            ------          -

Commercial                         $146,831         $125,196         $21,635       17.3%
Commercial real estate              257,248          229,048          28,200       12.3%
Consumer real estate                306,795          291,314          15,481        5.3%
Personal                            113,860          113,320             540        0.5%
Other                                13,444            9,326           4,118       44.2%

                           --------------------------------------------------------------
      Total                        $838,178         $768,204         $69,974        9.1%
                           ==============================================================

     Changes in loan balances during the year were responsive to Community's strategic focus on commercial relationships, which experienced growth of over 17% to $147 million during 2001. Likewise, growth in commercial real estate lending grew 12 % to $257 million, and reflected a strong emphasis on commercial credits secured by real estate collateral. On the residential consumer real estate front, most new mortgage originations were sold into the secondary market and gains related thereto are recognized as a separate component of other income. This category also includes home equity loans. Aggregate growth in residential real estate is constrained by sales of new originations but has been bolstered by favorable growth in home equity loans, generating 5% increase in balances. Personal loans, which include both direct and indirect automobile loans, were stable from 2000 to 2001 and were hampered by the amount of below-market financing offered by automakers, particularly in the last quarter of 2001.

ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

     The following sets forth activity within the allowance for credit losses beginning January 1, 1999 (in thousands).

                                                       2001        2000        1999
                                                       ----        ----        ----

Balance at January 1,                                $10,328      $8,976      $8,608

       Loans charged off                              (3,776)     (1,925)     (1,663)
       Recoveries                                        500         414         443
       Provision charged to operations                 5,080       2,863       1,588

                                                -------------------------------------
Balance at December 31                               $12,132     $10,328      $8,976
                                                =====================================

     The level of charge-offs increased from prior period trends and related directly to the charge-offs of a limited number of isolated commercial credits. These credits had originated from unrelated sectors of the economy and raised no concerns over the existence of a systemic pattern of credit quality deterioration. In a broader sense, however, management will continue to monitor for credit weakening that would be associated with a protracted or more severe economic downturn.

Risk Elements

     The following sets forth information regarding various segments of the loan portfolio, collectively referred to as risk elements. These segments include both nonperforming assets and those loans past due for 90 days or more. Nonperfoming assets include nonaccrual loans, restructurings, and other real estate. Nonaccrual loans are loans for which interest income is not accrued due to concerns about the collection of interest and/or principal. Restructured loans may involve renegotiated interest rates, repayments terms, or both, because of deterioration in the financial condition of the borrower. The following table provides a comparative summary of nonperforming assets and total risk elements at the end of each of the last two years (in thousands).

                                                                     2001                  2000
                                                                     ----                  ----

Nonaccrual loans                                                   $11,090                $5,843
Restructurings                                                           -                   205
                                                    ---------------------------------------------
         Nonperforming loans                                        11,090                 6,048
Other real estate                                                      631                   416
                                                    ---------------------------------------------
         Nonperfoming assets                                        11,721                 6,464
Loans past due 90 days or more                                       1,659                   612

                                                    ---------------------------------------------
         Total risk elements                                       $13,380                $7,076
                                                    =============================================

     While the trend reflecting aggregate increases has been closely monitored, management has identified no underlying trend as to changes in the risk profile of Community.

     Over time, the relationship of nonperfoming assets and total risk elements can be expected to maintain a relationship to the level of the allowance for loan losses, as actual credit losses arising from these troubled loan categories would be expected to be absorbed by the allowance. The following provides a comparative analysis of these relationships.

                                                                    2001                  2000
                                                                    ----                  ----
Ending allowance to
         nonperforming assets                                       104%                  160%

Ending allowance to
         total risk elements                                         91%                  146%
Allocation of Allowance

     In determining the adequacy of the allowance for loan losses, management establishes specific reserves for certain problem commercial loans based on the present value of expected future cash flows or the fair value of the underlying collateral for impaired loans, and for pools of other commercial loans based upon historical losses adjusted for qualitative factors. All other loans are grouped by risk category and are reserved based upon historical loss experience adjusted for portfolio activity and current conditions. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

Overall Assessment

     Community has assessed all of the above factors in the establishment of the allowance for loan losses. The determination as to the adequacy of the allowance reflects management's judgment, and was based upon collateral, local market conditions, various estimates, and other information that requires subjective analysis. These factors, which are prone to change, are monitored by management to evaluate their potential impact on management's assessment of the adequacy of the allowance. Based on its evaluation of loan quality, management believes that the allowance for loan losses at December 31, 2001 was adequate to absorb probable losses within the loan portfolio.

DEPOSITS

     Deposit balances remain the primary source of funding for financial institutions and Community recognized notable growth of nearly 10% in this important core-funding source, summarized as follows:

                                                                                                       Change
                                                     2001             2000              Amount              %
                                                     ----             ----              ------              -

Demand                                           $150,218          $83,064             $67,154          80.8%
Savings                                           292,187          319,045             (26,858)         (8.4)%
Time                                              457,196          416,903              40,293           9.7%
Time  $100,000 or more                             77,321           69,687               7,634          11.0%
                                        ----------------------------------------------------------------------
                                                 $976,922         $888,699             $88,223           9.9%
                                        ======================================================================

     Deposit balances were influenced by a number of dynamics including the shift of funds into the non-interest category, the impact of stock market volatility on savings patterns, and consumer preferences for the liquidity and stability of bank deposits during periods of uncertainty. Over the last several years, bank deposits have made up a smaller segment of the average consumer's total asset mix. This trend had been influenced by the accessibility and lure of the equity markets and an increasing preference to pursue wealth accumulation through tax-advantaged retirement plans such as 401(k) plans. While these trends will continue to affect deposit trends, Community has been proactive in accommodating customer needs by providing access to many types of investment products while continuing to provide competitively priced deposit vehicles. Further, Community intends to continue to provide competitive deposit products designed to meet the needs of customers interested in the stability and liquidity of bank deposits.

BORROWED FUNDS

     Community makes tactical use of Federal Home Loan Bank (FHLB) advances and other borrowed funds to augment its funding needs. Strategic capital leverage efforts, including share repurchase and various investment initiatives, have affected the volume and composition of non-deposit funding. The largest component of borrowed funds comes from FHLB advances. FHLB borrowings, which are collateralized by residential mortgages or other qualified securities, include a variety of credit products available to Community through its membership in the Federal Home Loan Bank.

SHAREHOLDERS' EQUITY

     Capital strength has always been a critical metric with which to judge the overall stability of a financial institution. A strong capital base is also a prerequisite for sustaining franchise growth through both internal expansion and strategic acquisition opportunities. Regulatory authorities impose constraints and restrictions on bank capital levels that are designed to help ensure the vitality of the nation's banking system.

     The primary source of capital for Community is through earnings retention. The Corporation's capital management and planning process is reviewed by its Board of Directors and seeks to provide its shareholders with a sustainable level of dividends that is considerate of a variety of factors, including the prospects for sustainable core profit performance.

     Management of overall capital levels requires the use various techniques designed to meet or exceed regulatory guidelines, to ensure suitable levels of capital for a given asset base, and to provide an appropriate rate of return to shareholders. Community uses a number of these techniques, including share repurchase, issuance of cash dividends and regular stock dividends, to manage the level of capital to optimum levels.

     Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. All regulatory capital guidelines are now based upon a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk.

     The following table provides Community's risk-based capital position at the end of 2001 along with a comparison to the various regulatory capital requirements.

                                      December 31,         "Well          Regulatory
                                          2001          Capitalized"       Minimums

Leverage ratio                            7.5%               5%               4%
Tier 1 capital ratio                     10.5%               6%               4%
Total risk-based capital ratio           11.8%              10%               8%
ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

     The process by which financial institutions manage earning assets and funding sources under different interest rate environments is called asset/liability management. The primary goal of asset/liability management is to increase net interest income through the prudent control of market risk, liquidity, interest rate risk and capital. Two important barometers of performance are net interest margin and liquidity. Net interest margin is increased by widening interest spread while controlling interest rate sensitivity. The adequacy of liquidity is determined by the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. The Board of Directors (the "Board") governs and monitors asset/liability management processes and delegates the responsibility for management of these processes to the corporate Asset/Liability Management Committee (ALCO)

     Liquidity is defined as the ability to meet maturing obligations and customers' demand for funds on a continuous basis. Liquidity is sustained by stable core deposits, a diversified mix of liabilities, strong credit perception and the presence of sufficient assets convertible to cash without material loss or disruption of normal operations. Community actively manages liquidity within a defined range and has developed reasonable liquidity contingency plans, ensuring availability of alternate funding sources to maintain adequate liquidity under a variety of business conditions. The Corporation's investing and financing activities are conducted within the overall constraints of its liquidity management policy and practices.

REGULATORY MATTERS

     Community and its affiliates are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, credit quality, liquidity, compliance and capital adequacy. No comments were received from these various bodies that would have a material adverse effect on Community's liquidity, capital resources, or operations.

INFLATION

     Community's ability to cope with the impact of inflation is best measured by its ability to respond to changing interest rates and manage non-interest income and expense. Within its ALCO processes, the Corporation manages the mix of interest rate-sensitive assets and liabilities in order to limit the impact of changing interest rates on net interest income. Inflation also has a direct impact on non-interest income and expense such as service fee income, salary and benefits expenses, and other overhead expenses. Inflationary pressures over the last several years have been modest but this trend is subject to change. Management will continue to monitor the potential for inflation and its impact on the pricing of products and services.

FORWARD-LOOKING STATEMENTS

     Periodically, Community has made and will continue to make statements that may include forward-looking information. The Corporation cautions that forward-looking information disseminated through financial presentations should not be construed as guarantees of future performance. Furthermore, actual results may differ from expectations contained in such forward-looking information as a result of factors that are not predictable. Financial performance can be affected by any number of factors that are not predictable or are out of management's direct control. Examples include: the effect of prevailing economic conditions; unforeseen or dramatic changes in the general interest rate environment; actions or changes in policies of the Federal Reserve Board and other government agencies; business risk associated with the management of the credit extension function and fiduciary activities. Each of these factors could affect estimates, assumptions, uncertainties and risk used to develop forward-looking information, and could cause actual results to differ materially from management's expectations regarding future performance.

2000 VERSUS 1999

     Community reported its highest ever performance in 2000 as net income rose to $13.9 million versus $13.3 million in 1999. Performance in 2000 resulted in fully diluted earnings per share of $1.58, a 6% increase over the $1.49 recorded in 1999. Results reflected an ROA and ROE for the period of 1.12% and 15.08%, respectively, and compared favorably to the ROA of 1.22% and ROE of 14.40% achieved in 1999. Performance highlights reflected improvements in net interest income, a modest increase in the provision for loan losses, continued growth in non-interest sources of revenue and increases in expense levels commensurate with improvements in revenue sources.

Interest Income

     Interest income from earning assets grew from $81.7 million in 1999 to $95.9 million in 2000, an increase of 17%. This increase was fueled by a 13% increase in the level of earning assets, including a 15% improvement in the level of loans outstanding. While the majority of the growth in interest income resulted from the expansion of loans and earning assets, community also benefited from the impact of higher interest rates and their impact on loan yields. Loan yields rose from 8.43% in 1999 to 8.73% in 2000. This 30 basis point improvement in loan yields was the primary driver of the increase in earning asset yields from 7.93% in 1999 to 8.24% in 2001.

Interest Expense

     The overall rise in interest rates from 1999 to 2000 also affected the cost of interest bearing funding sources. The higher rates offered on deposits resulted in growth in the more rate-sensitive retail offerings, primarily time deposits that grew 18% year over year. Not surprisingly, the average rate paid on time deposits grew 59 basis points from 5.11% to 5.70%. Community also increased its use of FHLB advances that grew from $190 million in 1999 to $233 million in 2000. The higher volume of deposits and other funding sources, combined with the impact of higher interest rates on pricing, resulted in a 28% increase in funding costs from $38.4 million to $49.2 million.

Net Interest Income

     While the higher interest rate environment had the net effect of compressing net interest margin from 4.20% in 1999 to 4.01% in 2000, Community was able to manage its impact on net interest income performance, which grew 8% from $43.3 million to $46.7 million. Much of this improvement was attributed to the growth in loans, earning assets, and overall funding levels.

Non-interest Income

     Management continues to emphasize opportunities that are complimentary to services traditionally offered by financial institutions. At the same time, Community has remained focused on its traditional sources of revenue. For example, significant increases were achieved in 2000 in Community's fee income from service charges on deposits and from premiums from credit insurance activities that grew 20% and 65%, respectively. Many of the increases in the overall level of service charges were reflective of higher volumes of loans and deposits that, in turn, provided growth in associated fee opportunities.

Non-interest Expenses

     Non-interest expenses grew nearly 11% from $27.5 million in 1999 to $30.5 million in 2000. Such increases reflected a rate of growth that was highly correlated with the pace of franchise expansion and an improved technology infrastructure. Franchise expansion included the opening of three new offices in 2000 and the necessary hiring of staff additions. Technology improvements included Community's improved telephone banking services and the impact of the costs of such improvements on telecommunications expenses. All of theses enhancements were driven by Community's ongoing objective to improve its delivery system for both new and existing customers.

Income taxes

     The Corporation's effective tax rate was relatively stable between the two years, reaching 25% in 2000 compared to 24% in 1999 and was responsive to the levels of both taxable income and the relative mix of tax-advantaged investments.

Market for the Corporation's Common Stock and Related Securities Holder Matters

The shares of Community Banks, Inc. (CTY) are traded on the American Stock Exchange and are transferred through local and regional brokerage houses. The Corporation has approximately 3,370 shareholders as of December 31, 2001. The following table sets forth the high and low prices within the knowledge of management of Community Banks, Inc. at which the common stock has been transferred during the periods indicated. The table is based solely upon transactions known to management of the Corporation and represents a portion of the actual transfers of common stock during the periods in question.

                                Price Per Share                                                Price Per Share
2001                           Low          High           2000                                Low         High
-------------------------------------------------------------------------------------------------------------------------------------

First Quarter.................$20.37      $21.88           First Quarter......................$16.21     $20.86
Second Quarter................ 21.10       29.85           Second Quarter..................... 15.06      20.71
Third Quarter................. 21.60       29.80           Third Quarter...................... 19.52      21.54
Fourth Quarter................ 24.30       27.25           Fourth Quarter..................... 18.21      22.14

     Holders of the common stock of the Corporation are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore. Community Banks, Inc. has paid cash dividends per share of common stock during the last five years as follows: 1997 - $0.40 , 1998 - $0.51, 1999 - $0.55, 2000 - $0.60, and 2001 - $0.67. The market prices listed above are based on historical market quotations and have been restated to reflect stock dividends and splits.

Community Banks, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations

Average Balances, Effective Interest Differential and Interest Yields

Income and Rates on a Tax Equivalent Basis (b) for the Years Ended December 31, 2001, 2000, and 1999
(dollars in thousands)

                                                    2001                                 2000    1999

                                                        Average                            Average                           Average
                                             Interest    Rates                   Interest   Rates                  Interest   Rates
                                  Average     Income/   Earned/      Average     Income/   Earned/    Average       Income   Earned/
                                 Balance(c)  Expense(a)  Paid (a)   Balance(c)  Expense(a) Paid (a)  Balance(c)   Expense(a) Paid(a)
Assets:

   Cash and due from banks      $   36,129                         $   31,909                       $   28,703
                                ----------                         ----------                       ----------
   Earning assets:
      Interest-bearing deposits
       in other banks                2,126  $    103     4.84%          1,204   $     71    5.90%        2,282    $    92      4.03%
                                ----------                         ----------                       ----------
      Investment securities:
         Taxable                   300,040    20,075     6.69         293,899     20,570    7.00       260,448     17,064      6.55
         Tax-exempt (b)            152,960    11,034     7.21          91,447      7,403    8.10        95,453      7,851      8.22
                                ----------                         ----------                       ----------
      Total investment
       securities                  453,000                            385,346                          355,901
                                ----------                         ----------                       ----------
      Federal funds sold            16,221       800     4.93           7,807        750    9.61         6,969        579      8.31
                                ----------                         ----------                       ----------
    Total loans (b)                838,178    70,339     8.39         768,204     67,072    8.73       665,422     56,126      8.43
                                ----------  ---------    ----      ----------   --------    ----    ----------    -------     -----
       Total earning assets      1,309,525  $102,351     7.81       1,162,561    $95,866    8.24     1,030,574    $81,712      7.93
                                ----------  ---------    ----      ----------   --------    ----    ----------    -------     -----
      Allowance for loan losses    (11,745)                            (9,496)                          (8,866)
      Premises, equipment, and
         other assets               64,612                             53,896                           42,851
                                ----------                         ----------                       ----------
         Total assets           $1,398,521                         $1,238,870                       $1,093,262
                                ==========                         ==========                       ==========
Liabilities:
   Demand deposits             $   150,218                       $     83,064                       $   63,205
                                ----------                         ----------                       ----------
   Interest-bearing liabilities:
      Savings deposits             292,187     6,820     2.33         319,045      6,954    2.18       318,892      6,823      2.14
                                ----------                         ----------                       ----------
      Time deposits:
         $100,000 or greater        77,321                             69,687                           45,598
         Other                     457,196                            416,903                          366,433
                                ----------                         ----------                       ----------
      Total time deposits          534,517    28,731     5.38         486,590     27,725    5.70       412,031     21,061      5.11
                                ----------                         ----------                       ----------
      Total time and savings
         deposits                  826,704                            805,635                          730,923
      Short-term borrowings         12,344       240     1.94          15,698        564    3.59         8,472        386      4.56
      Long-term debt               286,569    16,349     5.71         233,354     13,956    5.98       189,588     10,164      5.36
                                ----------  ---------    ----      ----------   --------    ----    ----------    -------     -----
        Total interest-bearing
            liabilities          1,125,617 $  52,140     4.63       1,054,687    $49,199    4.66       928,983    $38,434      4.14
                                ----------  ---------    ----      ----------   --------    ----    ----------    -------     -----
   Accrued interest, taxes and
      other liabilities             11,305                              8,864                            8,799
                                ----------                         ----------                       ----------
        Total liabilities        1,287,140                          1,146,615                        1,000,987
   Stockholders' equity            111,381                             92,255                           92,275
                                ----------                         ----------                       ----------
        Total liabilities and
           stockholders' equity $1,398,521                         $1,238,870                       $1,093,262
                                ==========                         ==========                       ==========
Interest income to earning
   assets                                                7.81%                              8.24%                              7.93%
Interest expense to earning
   assets                                                3.98                               4.23                               3.73
                                                         ----                               ----                              -----

      Effective interest
         differential                       $ 50,211     3.83%                   $46,667    4.01%                 $43,278      4.20%

(a)   Amortization of net deferred fees included in interest income and rate calculations.
(b)   Interest income on all tax-exempt securities and loans have been adjusted to tax equivalent basis utilizing a Federal tax rate of 35% in 2001, 2000, and 1999.
(c)   Averages are a combination of monthly and daily averages.

Community Banks, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
Rate/Volume Analysis-Tax Equivalent Basis (a)
For the Years Ended December 31, 2001 and 2000
(in thousands)

                                                            2001 vs 2000                      2000 vs 1999
                                                 ------------------------------------------------------------------------
                                                    Volume      Rate      Total          Volume      Rate     Total
                                                  -----------------------------------------------------------------------

Increase (decrease) in interest income:
    Loans                                         $  5,948    $(2,681)    $3,267       $  8,896     $2,050    $10,946
  Investment securities:
       Taxable                                         425       (920)      (495)         2,284      1,222      3,506
Tax-exempt                                           4,521       (890)    (3,631)          (332)      (116)      (448)
                                                  --------   --------   --------       --------   --------   --------
          Total                                      4,946     (1,810)     3,136          1,952      1,106      3,058
    Federal funds sold                                 538       (488)        50             74         97        171
    Interest-bearing deposits in other
      banks                                             47        (15)        32            (54)        33        (21)
                                                  --------   --------   --------       --------   --------   --------
       Total                                        11,479     (4,994)     6,485         10,868      3,286     14,154
                                                  --------   --------   --------       --------   --------   --------

Increase (decrease) in interest expense:
    Savings deposits                                  (601)       467       (134)             3        128        131
    Time deposits                                    2,624     (1,618)     1,006          4,068      2,596      6,664
    Short-term borrowings                             (103)      (221)      (324)           274        (96)       178
    Long-term debt                                   3,049       (656)      2,393         2,528      1,264      3,792
                                                  --------   --------   --------       --------   --------   --------
       Total                                         4,969     (2,028)     2,941          6,873      3,892     10,765
                                                  --------   --------   --------       --------   --------   --------
    Increase (decrease) in effective
      interest differential                       $  6,510    $(2,966)   $ 3,544         $3,995    $  (606)   $3,389
                                                  ========   ========   ========       ========   ========   ========

(a) Table shows approximate effect on the effective interest differential of volume and rate changes for the years 2001 and 2000. The effect of a change in average volume has been determined by applying the average yield or rate in the earlier period to the change in average volume during the period. The effect of a change in rate has been determined by applying the change in rate during the period to the average volume of the prior period. Any resulting unallocated amount was allocated ratably between the volume and rate components. Nonaccrual loans have been included in the average volume of each period. Tax-exempt income is shown on a tax equivalent basis assuming a federal income tax rate of 35% in 2001, 2000, and 1999.

FINANCIAL CONDITION
For the Years Ended December 31, 2001 and 2000

     The Corporation's financial condition can be examined in terms of developing trends in its sources and uses of funds. These trends are the result of both external environmental factors, such as changing economic conditions, regulatory changes and competition, and internal environmental factors such as management's evaluation as to the best use of funds in these changing conditions.

                                            Average       Increase (Decrease)             Average       Increase (Decrease)
                                            Balance             Since                     Balance             Since
                                             2001                2000                       2000               1999
                                        -------------    --------------------         -------------    --------------------
                                                                      (dollars in thousands)
                                                            Amount         %                              Amount         %
                                                            ------         -                              ------         -
Funding sources:

   Deposits and borrowed funds:

     Non-interest bearing               $   150,218      $  67,154      80.8          $    83,064      $  19,859      31.4
     Interest-bearing                       826,704         21,069       2.6              805,635         74,712      10.2
                                        -----------     ----------      ----         ------------     ----------      ----
          Total deposits                    976,922         88,223       9.9              888,699         94,571      11.9

   Borrowed funds                           298,913         49,861      20.0              249,052         50,992      25.7
   Other liabilities                         11,305          2,441      27.5                8,864             65       0.7
   Shareholders' equity                     111,381         19,126      20.7               92,255            (20)     ----
                                        -----------     ----------      ----         ------------     ----------      ----
          Total sources                  $1,398,521       $159,651      12.9           $1,238,870       $145,608      13.3
                                        ===========     ==========      ====         ============     ==========      ====
Funding uses:

   Interest-earning assets:

     Short-term investments             $    18,347      $   9,336     103.6          $     9,011    $      (240)     (2.6)
     Investment securities                  453,000         67,654      17.6              385,346         29,445       8.3
         Total loans                        838,178         69,974       9.1              768,204        102,782      15.4
                                        -----------     ----------      ----         ------------     ----------      ----

           Total interest earning assets  1,309,525        146,964      12.6            1,162,561        131,987      12.8

   Cash and due from banks                   36,129          4,220      13.2               31,909          3,206      11.2
   Other assets                              52,867          8,467      19.1               44,400         10,415      30.6
                                        -----------     ----------      ----         ------------     ----------      ----

          Total uses                     $1,398,521       $159,651      12.9           $1,238,870       $145,608      13.3
                                        ===========     ==========      ====         ============     ==========      ====