Form 10-Q
period 2002-03-31
COMMUNITY BANKS INC /PA/
filed 2002-05-14
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Quarter Ended March 31, 2002

No. 0-15786

(Commission File Number)

COMMUNITY BANKS, INC.
(Exact Name of Registrant as Specified in its Charter)

PENNSYLVANIA	23-2251762
(State of Incorporation)	(I.R.S. Employer ID Number)

750 East Park Dr., Harrisburg, PA	17111
(Address of Principal Executive Offices)	(Zip Code)

(717) 920-1698
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No

Number of shares outstanding as of March 31, 2002

CAPITAL STOCK-COMMON	9,252,000
(Title of Class)	(Outstanding Shares)

                                                COMMUNITY BANKS, INC. and SUBSIDIARIES

                                                              INDEX 10-Q

PART I

Notes to Consolidated Interim Financial Statements...................................................   6-11

Management's Discussion and Analysis of Financial
   Condition and Results of Operation................................................................  12-16

Supplemental Information.............................................................................  17-18

PART II

Other Information and Signatures......................................................................... 19

PART I - FINANCIAL INFORMATION

COMMUNITY BANKS, INC. and SUBSIDIARIES

The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries (CTY) for the three month periods ending March 31, 2002 and 2001.

In the opinion of management, the following interim Consolidated Balance Sheets and related Consolidated Statements of Income, Changes in Stockholders’ Equity, and Cash Flows reflect all adjustments (consisting of normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations for such periods.

                                                COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                                Consolidated Interim Balance Sheets
                                                            (Unaudited)
                                            (Dollars in thousands except per share data)

                                                                                March 31,             December 31,
                                                                                  2002                   2001
                                                                          ---------------           ---------------
ASSETS

Cash and due from banks.....................................              $       37,587              $     44,764
Interest-bearing time deposits in other banks...............                       2,272                     1,372
Investment securities, available for sale
   (fair value).............................................                     577,652                   543,901
Federal funds sold..........................................                       2,175                       ---
Total loans.................................................                     878,698                   857,278
   Less:  Allowance for loan losses.........................                     (12,462)                  (12,132)
                                                                          --------------             -------------
          Net loans.........................................                     866,236                   845,146
Premises and equipment, net.................................                      22,911                    22,640
Goodwill....................................................                         151                       151
Identifiable intangible assets..............................                         799                       817
Other real estate owned.....................................                       2,085                       631
Loans held for sale.........................................                       6,182                    10,479
Accrued interest receivable and other assets................                      45,216                    39,833
                                                                          --------------             -------------

     Total assets...........................................              $    1,563,266                $1,509,734
                                                                          ==============             =============
LIABILITIES

Deposits:
   Demand (non-interest bearing)............................              $      169,370               $   160,387
   Savings..................................................                     315,845                   309,913
   Time.....................................................                     498,998                   453,533
   Time in denominations of $100,000 or more................                     111,794                    79,392
                                                                          --------------             -------------
   Total deposits..........................................                    1,096,007                 1,003,225
Short-term borrowings.......................................                      42,580                    60,002
Long-term debt..............................................                     300,782                   322,155
Accrued interest payable and other liabilities..............                      12,946                    13,103
                                                                          --------------             -------------

   Total liabilities........................................                   1,452,315                 1,398,485
                                                                          --------------               -----------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000 shares
   authorized; no shares issued and outstanding.............                         ---                       ---
Common stock-$5.00 par value; 20,000,000
   shares authorized; 9,416,000 shares
   issued in 2002 and 2001..................................                      47,078                    44,839
Surplus.....................................................                      46,083                    35,906
Retained earnings...........................................                      27,227                    36,923
Accumulated other comprehensive income (loss),
   net of tax (benefit) of $(3,202) and $(2,167),
     respectively...........................................                      (5,947)                   (4,024)
Less: Treasury stock of 164,000 and 125,000
   shares at cost, respectively.............................                      (3,490)                   (2,395)
                                                                          --------------             -------------
  Total stockholders' equity................................                     110,951                   111,249
                                                                          --------------             -------------

  Total liabilities and stockholders' equity................              $    1,563,266                $1,509,734
                                                                          ==============             =============

The accompanying notes are an integral part of the consolidated interim financial statements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income
(Unaudited)
(Dollars in thousands except per share data)

                                                                           Three Months Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                          2002              2001
                                                                      ---------------------------
Interest income:
   Interest and fees on loans.....................................    $   16,608         $17,707
   Interest and dividends on investment securities:
      Taxable.....................................................         4,955           4,857
      Exempt from federal income tax..............................         2,507           1,475
   Federal funds interest........................................             26             305
   Other interest income..........................................            11              32
                                                                      ----------     -----------
      Total interest income.......................................        24,107          24,376
                                                                      ----------     -----------

Interest expense:
   Interest on deposits:
      Savings.....................................................         1,124           1,898
      Time........................................................         5,199           6,470
      Time in denominations of $100,000 or more...................           967           1,126
   Interest on short-term borrowings and long-term debt...........         4,180           3,698
   Federal funds purchased and repo interest......................           168             209
                                                                      ----------     -----------
      Total interest expense.....................................         11,638          13,401
                                                                      ----------     -----------
      Net interest income.........................................        12,469          10,975
Provision for loan losses.........................................         1,600           1,573
                                                                      ----------     -----------
      Net interest income after provision for loan losses........         10,869           9,402
                                                                      ----------     -----------
Other income:
   Investment management and trust services.......................           201             107
   Service charges on deposit accounts...........................            760             674
   Other service charges, commissions and fees....................           651             431
   Investment security gains (losses).............................           518            (128)
   Insurance premium income and commissions.......................           530             277
   Gains on loan sales............................................           385             163
   Other income...................................................           637             459
                                                                      ----------     -----------
      Total other income..........................................         3,682           1,983
                                                                      ----------     -----------
Other expenses:...................................................
   Salaries and employee benefits.................................         5,152           4,554
   Net occupancy expense..........................................         1,196           1,375
   Operating expense of insurance subsidiary......................           158             139
   Merger and restructuring related expenses......................           ---           1,899
   Other operating expense........................................         2,917           2,645
                                                                      ----------     -----------
      Total other expenses........................................         9,423          10,612
                                                                      ----------     -----------
      Income before income taxes..................................         5,128             773
Income taxes (benefit)............................................           677             (35)
                                                                      ----------     -----------

      Net income..................................................    $    4,451       $     808
                                                                      ==========     ===========

Earnings per share:
   Basic..........................................................    $      .48       $     .09
   Diluted........................................................    $      .47       $     .09
Dividends paid per share..........................................    $      .16       $     .15

Per share data has been adjusted to reflect stock dividends.

The accompanying notes are an integral part of the consolidated interim financial statements.

Certain amounts reported in the three months ended March 31, 2001 have been reclassified to conform with the 2002 presentation. These reclassifications did not impact the Corporation’s financial condition or results of operations.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Changes in Stockholders' Equity
(Dollars in thousands except per share data)

                                                                    Three Month Periods Ended March 31

                                                                                        Accumulated
                                                                                          Other
                                              Common                   Retained        Comprehensive         Treasury       Total
                                               Stock       Surplus     Earnings           Income              Stock        Equity
                                          ----------------------------------------------------------------------------------------

Balance, January 1, 2001.................     $42,726     $29,155      $38,723          $     (694)        $ (5,932)      $103,978
   Comprehensive income:
      Net income.........................                                  808                                                 808
      Change in unrealized gain (loss)
      on securities, net of tax of $1,066
        and reclassification adjustment
         of $(128) ......................                                                    1,979                           1,979
                                                                                                                         ---------
     Total comprehensive income..........                                                                                    2,787
Cash dividends ($.15 per share)..........                               (1,372)                                             (1,372)
5% stock dividend (426,000 shares).......       2,130       6,773       (8,903)
Issuance of additional shares
   (2,000 shares of common stock
   and 115,000 shares, net, of
   treasury stock........................         (11)                    (159)                               2,450          2,280
                                            ---------   ---------    ---------          ----------       ----------     ----------

Balance, March 31, 2001..................     $44,845     $35,928      $29,097          $    1,285       $   (3,482)      $107,673
                                            =========   =========    =========          ==========       ==========     ==========
Balance, January 1, 2002.................     $44,839     $35,906      $36,923            $ (4,024)        $ (2,395)      $111,249
   Comprehensive income:
     Net income..........................                                4,451                                               4,451
    Change in unrealized gain (loss)
    on securities, net of tax of $(1,035)
     and reclassification adjustment
      of $518............................                                                   (1,923)                         (1,923)
                                                                                                                        ----------
     Total comprehensive income..........                                                                                    2,528
Cash dividends ($.16 per share)..........                               (1,498)                                             (1,498)
5% stock dividend (448,000 shares).......       2,241      10,177      (12,418)
Purchases of treasury stock
....(70,000 shares).......................                                                                     (1,763)       (1,763)
Issuance of additional shares
    (32,000 net shares of treasury
....stock reissued).......................          (2)                    (231)                                 668            435
                                           ----------  ----------    ---------          ----------       ----------    -----------

Balance, March 31, 2002..................  $   47,078  $   46,083    $  27,227          $   (5,947)      $   (3,490)   $   110,951
                                            =========   =========    =========          ==========       ==========     ==========

Per share data for all periods has been restated to reflect stock dividends and splits.
The accompanying notes are an integral part of the consolidated interim financial statements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                                Three Months Ended
                                                                                                      March 31,

                                                                                      ---------------------------------------
                                                                                           2002                       2001
                                                                                      ---------------------------------------
Operating Activities:
   Net income.....................................................                    $    4,451                  $      808
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses....................................                         1,600                       1,573
     Depreciation and amortization................................                           593                         221
     Investment security gains....................................                          (518)                        128
     Loans originated for sale....................................                       (17,077)                    (11,400)
     Proceeds from sales of loans.................................                        21,759                       7,710
     Gains on loan sales..........................................                          (385)                       (163)
     Change in other assets, net..................................                        (3,566)                        108
     Increase (decrease) in accrued interest payable and
      other liabilities, net......................................                          (157)                      8,891
                                                                                      ----------                   ---------
     Net cash provided by operating activities....................                         6,700                       7,876
                                                                                      ----------                   ---------

Investing Activities:
   Net (increase) decrease in interest-bearing time
    deposits in other banks.......................................                          (900)                      1,247
   Proceeds from sales of investment securities...................                        45,404                      20,418
   Proceeds from maturities of investment securities..............                         3,020                      10,780
   Purchases of investment securities.............................                       (84,693)                    (52,568)
   Net increase in total loans....................................                       (24,908)                     (3,782)
   Net increase in premises and equipment.........................                          (786)                       (439)
                                                                                      ----------                   ---------
      Net cash used by investing activities.......................                       (62,863)                    (24,344)
                                                                                      ----------                   ---------

Financing Activities:
   Net increase in total deposits.................................                        92,782                      34,132
   Net decrease in short-term borrowings..........................                       (17,422)                    (30,420)
   Proceeds from issuance of long-term debt.......................                          ---                       33,048
   Repayment of long-term debt....................................                       (21,373)                       (359)
   Cash dividends.................................................                        (1,498)                     (1,372)
   Purchases of treasury stock....................................                        (1,763)                        ---
   Proceeds from issuance of common stock.........................                           435                       2,280
                                                                                      ----------                   ---------
      Net cash provided by financing activities...................                        51,161                      37,309
                                                                                      ----------                   ---------

     Increase (decrease) in cash and cash equivalents.............                        (5,002)                     20,841

   Cash and cash equivalents at beginning of period...............                        44,764                      48,446
                                                                                      ----------                   ---------
   Cash and cash equivalents at end of period.....................                    $   39,762                    $ 69,287
                                                                                      ==========                   =========

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

  The accounting policies of Community Banks, Inc. and subsidiaries, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 10, 11, and 12 of the 2001 Annual Report to shareholders.

  Investment Securities

  The amortized cost and estimated fair values of investment securities at March 31, 2002 and December 31, 2001 were as follows:

                                                                                                    March 31,
                                                                                                      2002

                                                                                                                  Estimated
                                                                                       Amortized                    Fair
                                                                                          Cost                     Value

U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies..............................................................             $  182,014                $   177,752
Mortgage-backed U.S. government agencies.................................                 79,668                     79,058
Obligations of states and political subdivisions.........................                166,011                    164,190
Corporate securities.....................................................                103,383                    101,135
Equity securities........................................................                 54,307                     55,517
                                                                                      -----------               -----------
     Total...............................................................             $  585,383                $   577,652
                                                                                      ===========               ===========

                                                                                                    December 31,
                                                                                                      2002

                                                                                                                  Estimated
                                                                                       Amortized                    Fair
                                                                                          Cost                     Value
U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies..............................................................             $  144,640                $   142,544
Mortgage-backed U.S. government agencies.................................                 74,403                     74,370
Obligations of states and political subdivisions.........................                172,223                    169,993
Corporate securities.....................................................                 99,561                     98,405
Equity securities........................................................                 57,846                     58,589
                                                                                      -----------               -----------
     Total...............................................................                $548,673                  $543,901
                                                                                      ===========               ===========

  Allowance for loan losses

  Changes in the allowance for loan losses are as follows:

                                                                 Three Months Ended          Year Ended         Three Months Ended
                                                                        March 31,            December 31,            March 31,
                                                                         2002                   2001                   2001
                                                              -------------------------  -----------------  ------------------------

Balance, January 1...................................                $  12,132                $10,328                 $10,328
Provision for loan losses............................                    1,600                  5,080                   1,573
Loan charge-offs.....................................                   (1,462)                (3,776)                   (347)
Recoveries...........................................                      192                    500                     103
                                                                     ---------              ---------               ---------
Balance, March 31, 2002, December 31,
 2001, and March 31, 2001............................                $  12,462                $12,132                 $11,657
                                                                     =========              =========               =========

                                                           RISK ELEMENTS (a)

                                                                      March 31,             December 31,              March 31,
                                                                        2002                   2001                     2001
                                                                     ------------        -----------------          ------------
Loans on which accrual of interest has been
 discontinued:
     Commercial, financial and agricultural....................          4,194                  3,783                   3,634
     Mortgages.................................................          4,597                  6,952                   3,352
     Other.....................................................            348                    355                     582
                                                                     ---------              ---------               ---------
                                                                         9,139                 11,090                   7,568
                                                                     ---------              ---------               ---------

Other real estate..............................................          2,085                    631                     447
                                                                     ---------              ---------               ---------

       Total non-performing assets.............................         11,224                 11,721                   8,015

Loans past due 90 days or more and still accruing interest:

     Commercial, financial and agricultural....................      $     604              $   1,002               $     367
     Mortgages................................................             475                    405                     340
     Personal installment......................................             81                    239                     113
     Other.....................................................              7                     13                     ---
                                                                     ---------              ---------               ---------
                                                                         1,167                  1,659                     820
                                                                     ---------              ---------               ---------
       Total risk elements.....................................      $  12,391               $ 13,380               $   8,835
                                                                     =========              =========               =========

(a) The determination to discontinue the accrual of interest on non-performing loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

Impaired Loans

At March 31, 2002 and December 31, 2001, the recorded investment in loans for which impairment has been recognized totaled $6,858,000 and $8,558,000, respectively. The valuation allowance for impaired loans totaled $1,395,000 and $1,835,000 at March 31, 2002 and December 31, 2001, respectively. For the three months ended March 31, 2002, the average recorded investment in impaired loans approximated $7,563,000. The average balance for the three months ended March 31, 2001, approximated $3,952,000. Interest recognized on impaired loans on the cash basis for the three month periods ending March 31, 2002 and 2001 was not significant.

  Statement of Cash Flows

  Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $50,000 and $862,000 and $11,668,000 and $13,260,000 for income taxes and interest, respectively, for each of the three month periods ended March 31, 2002 and 2001.

  Excluded from the consolidated statements of cash flows for the periods ended March 31, 2002 and 2001 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totaling $2,218,000 and $205,000, respectively. The company also recorded an increase in deferred tax assets of $1,035,000 in 2002. A decrease in deferred tax assets of $374,000 and an increase in deferred tax liabilities of $692,000 was recognized in 2001. These are variations related to the effects of changes in net unrealized gain (loss) on investment securities available for sale.

  Earnings Per Share:

  The following table sets forth the calculations of Basic and Diluted Earnings Per Share for the periods indicated:

                                                                                     Three Months Ended March 31,
                                                                ----------------------------------------------------------------------
                                                                                2002                               2001
                                                                ----------------------------------------------------------------------
                                                                                        Per-Share                           Per-Share
                                                                    Income     Shares     Amount        Income    Shares     Amount
                                                                ----------------------------------------------------------------------

(In thousands except per share data)
Basic EPS:
Income available to common stockholders.......................      $4,451      9,270      $.48           $808      9,119      $.09
Effect of Dilutive Securities: ...............................      ======                 ====           ====                 ====
Incentive stock options outstanding...........................                    200                                 117
                                                                               ------                              ------
Diluted EPS:
Income available to common stockholders &
   assumed conversion.........................................      $4,451      9,470      $.47           $808      9,236      $.09
Effect of Dilutive Securities: ...............................      ======                 ====           ====                 ====

Per share and share data has been adjusted to reflect stock dividends.

  Goodwill and Identifiable Intangible Assets

  In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142, which the Corporation adopted on January 1, 2002, addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill is no longer amortized but, instead, is tested at least annually for impairment. Other intangible assets continue to be amortized over their useful lives. During the second quarter of 2002, the Corporation will perform the required impairment tests of goodwill. Management does not expect these tests to have a material effect on the Corporation's financial condition or results of operations.

  Goodwill

  The costs of acquired companies in excess of the fair value of net assets at acquisition date is recorded as goodwill. As of March 31, 2002, goodwill of $151,000 was included on the consolidated interim balance sheets. Through December 31, 2001, goodwill was amortized on a straight-line basis over 15 years. The following table sets forth reported net earnings and EPS, as adjusted to exclude goodwill amortization expense:

                                                          Three Months Ended
                                                              March 31,
                                                               2001
                                          -----------------------------------------------
                                          (in thousands, except per share amounts)

       Net earnings, as reported                          $     808

       Net earnings, as adjusted............                    868

       EPS, as reported:
          Basic.............................              $     .09
          Diluted...........................                    .09

       EPS, as adjusted:
          Basic.............................              $     .10
          Diluted...........................                    .09

       Per share data has been restated to reflect the 5% stock dividend payable April 30, 2002.

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

                                                                   As of
                                                March 31, 2002                   December 31, 2001
                                                --------------                   -----------------
                                                                (in thousands)

       Gross carrying amount................         $   1,116                       $  1,116

       Accumulated amortization.............              (317)                          (299)
                                                     ---------                      ---------

       Net carrying amount..................         $     799                       $    817
                                                     =========                      =========

Identifiable intangible assets relate to acquisition of branch offices from other banks and are amortized over their assumed useful lives.

Amortization expense associated with identifiable intangible assets was $18,000 for each of the three months ended March 31, 2002 and 2001. Estimated amortization expense for existing identifiable intangible assets is $73,000 for each of the fiscal years ending December 31, 2002 through December 31, 2010 and thereafter decreasing through December 31, 2014.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Management's Discussion of Financial Condition and Results of Operation

The following information represents management's discussion and analysis of Community Banks, Inc. (Community) and its three wholly owned subsidiaries: Community Banks; Community Banks Investments, Inc. (CBII); and Community Banks Life Insurance Co. (CBLIC).

OVERVIEW

Net income for the first quarter of 2002 grew to over $4.4 million. Diluted earnings per share reached $0.47 for the period and resulted in a return on average assets of 1.19% and a return on average equity of 15.30% for the three months ended March 31, 2002. These results reflected substantial improvement over per share earnings of $0.09 in the first quarter of 2001, as results in that period had included nonrecurring special charges incurred in connection with the acquisition of Glen Rock State Bank. Earnings per share in both periods gave effect to the previously announced 5% stock dividend that was approved by Community's Board of Directors in February of 2002.

Improvements in both profitability and credit quality measures were accompanied by other positive developments, including robust growth in deposits and total assets, and by solid increases in loan volume. Both asset and deposit levels grew 15% since the end of the first quarter of 2001, including nearly a 10% increase in deposits since the end of the year. Assets reached nearly $1.6 billion as of March 31, 2002 while loans grew in excess of 7% since the end of the first quarter of 2001. The allowance for loan losses, which is established to absorb probable losses within the loan portfolio, kept pace with loan growth and remained at 1.42% of outstanding loans at the end of the quarter. The coverage provided by the allowance to non-performing loans grew to 136% by the end of the quarter, an improvement over the ratio of 109% reported at the end of 2001.

Contributing to the record results included improved net interest margin, higher levels of non-interest revenue and continued expense control. The improvement in net interest margin was particularly encouraging, as the declining interest rate environment throughout 2001 had compressed the revenue derived from the difference between earning asset yields and the cost of funding sources during that year. During the fourth quarter of 2001, this trend of margin compression began to reverse and further improvement was achieved for the three months ended March 31, 2002. First quarter 2002 net interest margin reached 3.96%, the highest quarterly net interest margin since the second quarter of 2000. Community also continued to see growth in non-interest sources of revenue including improved levels of insurance-related premiums, increased gains from mortgage originations, and higher service charges. At the same time, the relative level of expenses returned to levels commensurate with the improved revenue generation, and the efficiency ratio dipped to just under 55%. The aforementioned merger expenses had increased expense levels in 2001.

RESULTS OF OPERATIONS

Net Interest Income:

Community's major source of revenue is derived from intermediation activities and is reflected as net interest income. Net interest income is defined as the difference between interest income on earning assets and interest expense on deposits and borrowed funds. Net interest income increased $1.5 million or 13.6% during the first three months of 2002 compared to the first three months of 2001. Net interest income margin for 2002 was 3.96% compared to 3.90% in 2001. The yield on earning assets decreased from 8.31% in 2001 to 7.26% in 2002. Similarly, the cost of funding sources declined from 4.41% to 3.30% in 2002.

Total interest income on a tax equivalent basis increased only $307,000 or 1.2% in the first three months of 2002. Interest and fees on loans on a tax equivalent basis decreased $1.1 million or 6.1% in 2002. The negligible increase in interest income was due to lower interest rates, partially offset by higher volumes of earning assets. Total average loans increased $49.4 million or 6.1%. The average balances of investment securities increased $164.3 million or 41.8%.

Management's Discussion, Continued

Total interest expense decreased $1.8 million or 13.2% in the first three months of 2002. A rate related decrease of $774,000 or 40.8% occurred in savings interest expense in 2002. Significantly affecting the 2002 decrease in interest expense was a decrease of $1.4 million or 18.8% in time deposit interest expense. The lower rate environment in the first quarter of 2002 caused the decrease in time deposit interest expense. A volume driven increase of $441,000 or 11.3% in borrowed funds interest also affected total interest expense in 2002.

Provision for Loan Losses:

Community remains attuned to the influence of unfolding economic conditions and their potential impact on credit conditions and the adequacy of the reserve for loan losses. The provision for loan losses charged to income in the first three months of 2002 and 2001 was $1.6 million. Net loan charge-offs for 2002 were $1.3 million compared to $244,000 in 2001. Net loan charge-offs as a percentage of average net loans approximated .15% and .03% during the first three months of 2002 and 2001, respectively. Total risk elements decreased from $13.4 million at December 31, 2001, to $12.4 million at March 31, 2002.

Non-Interest Income:

The strategic initiatives Community has undertaken to meet customer needs and provide access to expanded financial services through their distribution network continues to be a critical driver of the Corporation's performance. Non-interest income exclusive of security gains increased $1.1 million or 50.0% in 2002. The increases in 2002 of $86,000 or 12.8% in service charges on deposit accounts resulted from growth in the absolute level of demand deposits and the impact of such deposits on improvement in revenues from overdrafts and other fee-related services.

After the first quarter of 2001, Community acquired ownership interest in two title insurance companies that operate within the Corporation's geographic footprint. These important acquisitions provided a tangible sign of Community's strategic commitment to expand its product base and to anticipate the financial needs of its growing customer base. Increases in insurance premium income and commissions of $253,000 or 91.3% are a reflection of the increase in title insurance activities as well as an increase in consumer loan demand and additional credit life and accident and health insurance premiums realized at CBLIC.

The Corporation derives revenue from the origination and sale of mortgage loans into the secondary market. Gains on loan sales increased $222,000 or 136.2% in 2002 as a result of increased demand for fixed-rate real estate loans. The fair value of loans held for sale approximated their carrying values at March 31, 2002 and 2001.

The increase in other income in 2002 of $178,000 or 38.8% was impacted by increases in the cash surrender value of bank-owned life insurance policies. Investment security gains of $518,000 were recognized during the first quarter of 2002. Such gains were realized pursuant to management's ongoing effort to review investment holdings and portfolio strategy. Investment security losses of $128,000 were recognized during the first quarter of 2001 to restructure a portion of the portfolio and provide potential enhancements to future earnings.

Non-Interest Expenses:

The decrease in non-interest expenses during the first quarter of 2002 of $1.2 million or 11.2% was significantly impacted by merger and restructuring related expenses associated with the acquisition of the Glen Rock State Bank in March of 2001. Community's efficiency ratio reflected this impact, decreasing from 75.23% for the first quarter of 2001 to 54.96% for the first quarter of 2002.

The 2002 increases in salaries and employee benefits of $598,000 or 13.1% was affected by a number of factors including the annual merit increase, employees added through the expansion of Community's distribution network and by expenses related to employees added in fee-based activities such as title insurance and investment management services.

Management's Discussion, Continued

Other operating expense increased $272,000 or 10.3% in 2002 compared to the first quarter of 2001. Affecting these changes were increases in banking facilities and additional marketing and business development initiatives.

Provision for Income Taxes:

The Corporation increased its level of tax-exempt investment during 2001 and these investments will continue to favorably influence the effective tax rate through their maturity dates. For the three months ended March 31, 2001, a tax benefit was recognized due to the lower level of earnings for the quarter and the relationship of tax-free income to pre-tax income.

Net Income:

The previously described factors contributed to an increase in net income of $3.6 million or 450.9% for the three months ended March 31, 2002 compared to the first three months of 2001. Results in 2001 were adversely affected by nonrecurring special charges associated with merger activity.

Diluted earnings per common share were $.47 and $.09 for the first quarter of 2002 and 2001, respectively. Earnings performance during the three months ended March 31, 2002, resulted in a return on average assets (ROA) of 1.19% and a return on average equity (ROE) of 15.30% compared to 0.0% and 3.07%, respectively, during the three months ended March 31, 2001.

Balance Sheet Data:

Average earning assets for the first quarter of 2002 were $194.8 million or 15.8% greater than average earning assets for the first quarter of 2001. Average interest bearing liabilities increased $177.3 Average earning assets for the first quarter of 2002 were $194.8 million or 15.8% greater than average earning assets for the first quarter of 2001. Average interest bearing liabilities increased $177.3 million or 16.8%. Average non-interest bearing demand deposits increased $14.3 million or 10.0% for these same periods. Average earning assets approximated 94.0% and 93.7%, respectively. Changes in the composition of earning assets reflect management's attempt to respond to fluctuating loan demand and corresponding policies relating to liquidity and asset/liability management.

At March 31, 2002 and December 31, 2001, management classified investment securities with amortized costs and fair values of $585.4 million and $577.7 million and $548.7 million and $543.9 million, respectively, as available for sale. U.S. Treasury securities and obligations of U.S. government corporations and agencies experienced the largest increases in balances from year-end 2001 to March 31, 2002. No securities were considered held for trading purposes at March 31, 2002 and December 31, 2001.

At March 31, 2002 the net unrealized loss on investments available for sale was $5.0 million on a net of tax basis, compared to $3.1 million at December 31, 2001. Such unrealized losses were reflected in shareholders' equity at the end of both periods.

Loan growth trends reflected the continuing success of Community's approach to providing credit services within its local markets. Net loans increased $21.1 million, an annualized 9.9% increase, from December 31, 2001 to March 31, 2002. Community's continued focus on commercial relationships resulted in growth of $5.6 million, or 3.6%, from December 31, 2001, to March 31, 2002. Likewise, growth in commercial real estate lending grew 5.9% to $286.5 million, and reflected a strong emphasis on commercial credits secured by real estate collateral. On the residential consumer real estate front, most new mortgage originations were sold into the secondary market and gains related thereto are recognized as a separate component of other income. Residential consumer real estate loans, which include home equity loans, decreased .8% to $303.4 million. Personal loans, which include both direct and indirect automobile loans, also decreased .8%, to $107.0 million and were hampered by the amount of below-market financing offered by automakers.

Management's Discussion, Continued

The allowance for loan losses increased $330,000 or 2.7% from year-end 2001 to March 31, 2002. Total non-performing loans approximated $9.1 million and $11.1 million, as of March 31, 2002 and December 31, 2001, respectively. Contributing to the decrease in non-performing loans in 2002 was a decrease of $2.4 million in non-performing mortgage loans. The ratio of nonaccrual loans, restructured loans, and accruing loans contractually past due 90 days or more to total assets approximated .66% and .84% at March 31, 2002 and December 31, 2001, respectively. The allowance for loan losses to loans net of unearned income approximated 1.42% at March 31, 2002 and December 31, 2001.

The decrease in the balance of loans held for sale at March 31, 2002 reflects a decrease in demand for fixed rate mortgage loans.

Deposit balances remain the primary source of funding for financial institutions and Community recognized notable growth of $92.8 million, or 9.2%, in this important core-funding source from December 31, 2001, to March 31, 2002. Community has been proactive in accommodating customer needs by providing access to many types of investment products while continuing to provide competitively priced deposit vehicles. Community intends to continue to provide competitive deposit products designed to meet the needs of customers interested in the stability and liquidity of bank deposits.

Community makes tactical use of Federal Home Loan Bank (FHLB) advances and other borrowed funds to augment its funding needs. Strategic capital leverage efforts, including share repurchase and various investment initiatives, have affected the volume and composition of non-deposit funding. The largest component of borrowed funds comes from FHLB advances. FHLB borrowings, which are collateralized by residential mortgages or other qualified securities, include a variety of credit products available to Community through its membership in the FHLB. At March 31, 2002 long-term debt totaling $300.8 million included borrowings from the FHLB of Pittsburgh at a weighted average interest rate of 5.50%.

Stockholders' Equity:

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

The primary source of capital for Community is through earnings retention. The Corporation's capital management and planning process is reviewed by its Board of Directors and seeks to provide its shareholders with a sustainable level of dividends that is considerate of a variety of factors, including the prospects for sustainable core profit performance. Management of overall capital levels requires the use of various techniques designed to meet or exceed regulatory guidelines, to ensure suitable levels of capital for a given asset base, and to provide an appropriate rate of return to shareholders. Community uses a number of these techniques, including share repurchase, issuance of cash dividends and regular stock dividends, to manage the level of capital to optimum levels.

Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. All regulatory capital guidelines are now based upon a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk.

The following table provides Community's risk-based capital position at March 31, 2002 along with a comparison to the various regulatory capital requirements.

                                                     March 31,                    "Well                Regulatory
                                                       2002                   Capitalized"              Minimums
                                                       ----                   ------------              --------
     Leverage ratio                                     7.6%                       5%                     4%
     Tier 1 capital ratio                               9.7%                       6%                     4%
     Total risk-based capital ratio                    10.9%                      10%                     8%

Management's Discussion, Continued

Stockholders' equity decreased $298,000 or 0.3% from December 31, 2001 to March 31, 2002. This decrease can be attributed to the change in the net unrealized gain (loss) on investment securities available for sale, net of taxes. The accumulated other comprehensive loss reflected in stockholder's equity changed from $4.0 million at year-end 2001 to $5.9 million at March 31, 2002. Much of this change was a function of declines in interest rates and corresponding decreases in fair values of debt securities. The Corporation reissued approximately 32,000 shares and purchased approximately 70,000 shares of treasury stock during the first quarter of 2002. At March 31, 2002 and December 31, 2001 treasury shares totaled 164,000 and 125,000, respectively.

Asset/Liability Management and Liquidity:

The process by which financial institutions manage earning assets and funding sources under different interest rate environments is called asset/liability management. The primary goal of asset/liability management is to increase net interest income through the prudent control of market risk, liquidity, interest rate risk and capital. Two important barometers of performance are net interest margin and liquidity. Widening interest spread while controlling interest rate sensitivity increases net interest margin. The adequacy of liquidity is determined by the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. The Board of Directors governs and monitors asset/liability management processes and delegates the responsibility for management of these processes to the corporate Asset/Liability Management Committee (ALCO).

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

Inflation:

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

Forward-Looking Statements:

Periodically, Community has made and will continue to make statements that may include forward-looking information. The Corporation cautions that forward-looking information disseminated through financial presentations should not be construed as guarantees of future performance. Furthermore, actual results may differ from expectations contained in such forward-looking information as a result of factors that are not predictable. Financial performance can be affected by any number of factors that are not predictable or are out of management's control. Examples include: the effect of prevailing economic conditions; unforeseen or dramatic changes in the general interest rate environment; actions or changes in policies of the Federal Reserve Board and other government agencies; and business risk associated with the management of the credit extension function and fiduciary activities. Each of these factors could affect estimates, assumptions, uncertainties and risk used to develop forward-looking information, and could cause actual results to differ materially from management's expectations regarding future performance.

                                                Community Banks, Inc. and Subsidiaries
                                                       Supplemental Information

                                 Average Balances, Effective Interest Differential and Interest Yields

                    Income and Rates on a Tax Equivalent Basis (b) for the Three Months Ended March 31, 2002 and 2001
                                                         (dollars in thousands)

                                                        March  31,                            March 31,
                                        ---------------------------------------------------------------------------------
                                                           2002                                 2001
                                        ---------------------------------------------------------------------------------
                                                                  Average                                       Average
                                                     Interest      Rates                        Interest         Rates
                                         Average      Income/     Earned/          Average       Income/        Earned/
                                        Balance(c)   Expense(a)   Paid (a)       Balance(c)     Expense(a)      Paid (a)
                                        ---------------------------------------------------------------------------------
Assets:
   Cash and due from banks             $   34,470                                $  33,646
                                       ----------                                ---------
   Earning assets:
      Interest-bearing deposits
       in other banks                       2,513     $     11     1.78%            2,427      $     32         5.35%
                                       ----------                               ----------
      Investment securities:
         Taxable                          357,584        4,955     5.62            276,440         4,857         7.13
         Tax-exempt (b)                   200,210        3,857     7.81            117,010         2,269         7.86
                                       ----------                               ----------
      Total investment
       securities                         557,794                                  393,450
                                       ----------                               ----------
      Federal funds sold                    5,625           26     1.87             24,713           305         5.01
                                       ----------                               ----------
      Loans, net of unearned
       income (b)                         862,532       16,735     7.87            813,122        17,814         8.88
                                       ----------     --------    -----         ----------      --------        -----
       Total earning assets             1,428,464     $ 25,584     7.26          1,233,712      $ 25,277         8.31
                                       ----------     --------    -----         ----------      --------        -----
      Allowance for loan losses           (12,399)                                 (10,718)
      Premises, equipment, and
         other assets                      69,225                                   60,134
                                       ----------                               ----------
         Total assets                  $1,519,760                               $1,316,774
                                       ----------                               ----------
Liabilities:
   Demand deposits                        157,220                                  142,915
                                       ----------                               ----------
   Interest-bearing liabilities:
      Savings deposits                    308,006        1,124     1.48            267,765         1,898         2.87
                                       ----------                               ----------
      Time deposits:
         $100,000 or greater               98,582                                   77,131
         Other                            474,328                                  442,303
                                       ----------                               ----------
      Total time deposits                 572,910        6,166     4.36            519,434         7,596         5.93
                                       ----------                               ----------
      Total time and savings
         deposits                         880,916                                  787,199
      Short-term borrowings                56,594          244     1.75              5,779            46         3.23
      Long-term debt                      297,500        4,104     5.59            264,771         3,861         5.91
                                       ----------     --------    -----         ----------      --------        -----
         Total interest-bearing
            liabilities                 1,235,010     $ 11,638     3.82          1,057,749      $ 13,401         5.14
                                       ----------     --------    -----         ----------      --------        -----
      Accrued interest, taxes and
         other liabilities                  9,571                                    9,294
                                       ----------                               ----------
         Total liabilities              1,401,801                                1,209,958
      Stockholders' equity                117,959                                  106,816
                                       ----------                               ----------
         Total liabilities and
            stockholders' equity       $1,519,760                               $1,316,774
                                       ==========                               ==========
Interest income to earning
   assets                                                          7.26%                                         8.31%
Interest expense to earning
   assets                                                          3.30                                          4.41
                                                                  -----                                         -----

      Effective interest..................
         differential                                 $ 13,946     3.96%                         $11,876         3.90%
                                                      ========    =====                         ========        =====

(a) Amortization of net deferred fees included in interest income and rate calculations. (b) Interest income on all tax-exempt securities and loans have been adjusted to a tax equivalent basis utilizing a Federal tax rate of 35%. (c) Averages are a combination of monthly and daily averages.

Supplemental Information, Continued

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

                                                                                                        Increase (Decrease)
                                                                              Balance                          Since
                                                                           March 31, 2002               December 31, 2001
                                                                                            (dollars in thousands)

                                                                                                    Amount                  %

Funding Sources:

   Deposits and borrowed funds:

       Non-interest bearing....................................         $     169,370           $      8,893                5.6%
       Interest-bearing........................................               926,637                 83,799                9.9
                                                                         ------------           ------------            -------
           Total deposits......................................             1,096,007                 92,782                9.2

   Borrowed funds..............................................               343,362                (38,795)             (10.2)
   Other liabilities...........................................                12,946                   (157)              (1.2)
   Shareholders' equity........................................               110,951                   (298)              (0.3)
                                                                        -------------           ------------            -------
           Total sources.......................................         $   1,563,266           $     53,532                3.5%
                                                                        =============           ============            =======

Funding uses:

   Interest-earning assets:

       Short-term investments..................................         $       4,447           $      3,075              224.1%
       Investment securities...................................               577,652                 33,751                6.2
       Loans, net of unearned income...........................               881,896                 22,294                2.6
                                                                        -------------           ------------            -------

           Total interest-earning assets.......................             1,463,995                 59,120                4.2

   Cash and due from banks.....................................                37,587                 (7,177)             (16.0)
   Other assets................................................                61,684                  1,589                2.6
                                                                        -------------           ------------            -------

           Total uses..........................................         $   1,563,266            $    53,532                3.5%
                                                                        =============           ============            =======

COMMUNITY BANKS, INC. and SUBSIDIARIES

PART II - OTHER INFORMATION AND SIGNATURES

Item 6.	Exhibits and Reports on Form 8-K/A1

(a) Exhibits - none

(b) Registrant filed the following reports on Form 8-K during the quarter ending March 31, 2002.

Report Dated December 31, 2001

Registrant announced the merger of Community Banks, N.A. and Peoples State Bank into one state chartered bank named Community Banks.

Report Dated February 27, 2002

Registrant announced the Board of Directors approval of the 2002 Shareholder Rights Agreement, effective February 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COMMUNITY BANKS, INC.
(Registrant)

Date          May 14, 2002                                                                        /S/ Eddie L. Dunklebarger
    -------------------------------                                                               ----------------------------
                                                                                                      Eddie L. Dunklebarger
                                                                                                      Chairman and President
                                                                                                      (Chief Executive Officer)

Date          May 14, 2002                                                                        /S/ Donald F. Holt
    -------------------------------                                                               ----------------------------
                                                                                                      Donald F. Holt
                                                                                                      Executive Vice President
                                                                                                      (Chief Financial Officer)