Form 10-Q
period 2002-06-30
COMMUNITY BANKS INC /PA/
filed 2002-08-14
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                       For the Quarter Ended June 30, 2002

                                   No. 0-15786
                                   -----------
                            (Commission File Number)

                              COMMUNITY BANKS, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


       PENNSYLVANIA                                           23-2251762
   ------------------                                  ------------------------
(State of Incorporation)                               (IRS Employer ID Number)

750 East Park Dr., Harrisburg, PA                               17111
-------------------------------------------                 --------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (717) 920-1698
                                 ---------------
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                     YES     X     NO
                                   ------------   ------------




                Number of shares outstanding as of June 30, 2002


CAPITAL STOCK-COMMON                                            9,239,000
--------------------                                    ----------------------
(Title of Class)                                         (Outstanding Shares)

                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                                   INDEX 10-Q


PART I

Financial Information........................................................3

Consolidated Interim Balance Sheets......................................... 4

Consolidated Interim Statements of Income................................... 5

Consolidated Interim Statements of Changes in Stockholders' Equity.......... 6

Consolidated Interim Statements of Cash Flows............................... 7

Notes to Consolidated Interim Financial Statements....................... 8-13

Management's Discussion and Analysis of Financial
   Condition and Results of Operation................................... 14-18

Financial Condition........................................................ 19



PART II

Other Information and Signatures........................................ 20-21

Exhibits................................................................ 22-23

                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month and six month periods ending June 30, 2002 and 2001.

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



COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Balance Sheets
(Unaudited)
(Dollars in thousands except per share data)

                                                                              June 30,                 December 31,
                                                                               2002                       2001
                                                                               ----                       ----

ASSETS

Cash and due from banks.....................................              $       46,087              $     44,764
Interest-bearing time deposits in other banks...............                         618                     1,372
Investment securities, available for sale...................                     569,157                   543,901
Federal funds sold..........................................                      36,331                       ---
Total loans.................................................                     883,026                   857,278
   Less:  Allowance for loan losses.........................                     (12,626)                  (12,132)
                                                                          --------------              ------------
              Net loans.....................................                     870,400                   845,146
Premises and equipment, net.................................                      22,883                    22,640
Goodwill....................................................                         294                       151
Identifiable intangible assets..............................                         766                       817
Other real estate owned.....................................                         411                       631
Loans held for sale.........................................                       5,009                    10,479
Accrued interest receivable and other assets................                      39,453                    39,833
                                                                          --------------              ------------

     Total assets...........................................              $    1,591,409              $  1,509,734
                                                                          ==============              ============

LIABILITIES

Deposits:
   Demand (non-interest bearing)............................              $      173,998              $    160,387
   Savings..................................................                     322,168                   309,913
   Time.....................................................                     507,892                   453,533
   Time in denominations of $100,000 or more................                     109,618                    79,392
                                                                          --------------              ------------
   Total deposits..........................................                    1,113,676                 1,003,225
Short-term borrowings.......................................                      42,922                    60,002
Long-term debt..............................................                     300,778                   322,155
Accrued interest payable and other liabilities..............                      12,171                    13,103
                                                                          --------------              ------------

   Total liabilities........................................                   1,469,547                 1,398,485
                                                                          --------------              ------------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000 shares
   authorized; no shares issued and outstanding.............                         ---                       ---
Common stock-$5.00 par value; 20,000,000
   shares authorized; 9,412,000 shares
   issued in 2002 and 2001..................................                      47,064                    44,839
Surplus.....................................................                      46,083                    35,906
Retained earnings...........................................                      30,025                    36,923
Accumulated other comprehensive income (loss),
   net of tax (benefit) of $1,347 and $(2,167),
     respectively...........................................                       2,502                    (4,024)
Less: Treasury stock of 173,000 and 125,000
   shares at cost, respectively.............................                      (3,812)                   (2,395)
                                                                          --------------              ------------
  Total stockholders' equity................................                     121,862                   111,249
                                                                          --------------              ------------

  Total liabilities and stockholders' equity................              $    1,591,409              $  1,509,734
                                                                          ==============              ============

The accompanying notes are an integral part of the consolidated interim financial statements.



COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income
(Unaudited)
(Dollars in thousands except per share data)

                                                                           Three Months Ended                Six Months Ended
                                                                                June 30,                          June 30,
                                                                                --------                          --------



                                                                          2002              2001              2002           2001
                                                                      ---------------------------        -------------------------
Interest income:
   Interest and fees on loans.....................................    $   16,897      $   17,673         $   33,505     $   35,380
   Interest and dividends on investment securities:
      Taxable.....................................................         4,818           4,903              9,773          9,760
      Exempt from federal income tax..............................         2,363           1,723              4,870          3,198
   Federal funds interest........................................            129             205                155            510
   Other interest income..........................................             8              19                 19             51
                                                                      ----------      ----------         ----------     ----------
      Total interest income.......................................        24,215          24,523             48,322         48,899
                                                                      ----------      ----------         ----------     ----------

Interest expense:
   Interest on deposits:
      Savings.....................................................         1,121           1,817              2,245          3,715
      Time........................................................         5,412           6,499             10,611         12,969
      Time in denominations of $100,000 or more...................           970             926              1,937          2,052
   Interest on short-term borrowings and long-term debt...........         4,192           3,824              8,372          7,522
   Federal funds purchased and repo interest......................           181             214                349            423
                                                                      ----------      ----------         ----------     ----------
      Total interest expense.....................................         11,876          13,280             23,514         26,681
                                                                      ----------      ----------         ----------     ----------
      Net interest income.........................................        12,339          11,243             24,808         22,218
Provision for loan losses.........................................           650             871              2,250          2,444
                                                                      ----------      ----------         ----------     ----------
      Net interest income after provision for loan losses........         11,689          10,372             22,558         19,774
                                                                      ----------      ----------         ----------     ----------
Other income:
   Investment management and trust services.......................           304             193                505            300
   Service charges on deposit accounts...........................            816             728              1,576          1,402
   Other service charges, commissions and fees....................           636             464              1,287            895
   Investment security gains (losses).............................            18             366                536            238
   Insurance premium income and commissions.......................           652             425              1,182            702
   Gains on loan sales............................................           101             378                486            541
   Other income...................................................         1,136             354              1,773            813
                                                                      ----------      ----------         ----------     ----------
      Total other income..........................................         3,663           2,908              7,345          4,891
                                                                      ----------      ----------         ----------     ----------
Other expenses:...................................................
   Salaries and employee benefits.................................         5,178           4,678             10,330          9,232
   Net occupancy expense..........................................         1,609           1,360              2,805          2,735
   Operating expense of insurance subsidiary......................           194             198                352            337
   Merger and restructuring related expenses......................           ---            (101)               ---          1,798
   Other operating expense........................................         3,046           2,037              5,963          4,682
                                                                      ----------      ----------         ----------     ----------
      Total other expenses........................................        10,027           8,172             19,450         18,784
                                                                      ----------      ----------         ----------     ----------
      Income before income taxes..................................         5,325           5,108             10,453          5,881
Income taxes .....................................................           706           1,077              1,383          1,042
                                                                      ----------      ----------         ----------     ----------

      Net income..................................................    $    4,619      $    4,031         $    9,070     $    4,839
                                                                      ==========      ==========         ==========     ==========

Consolidated per share data:
   Basic earnings per share.......................................    $      .50      $      .44         $      .98     $      .52
   Diluted earnings per share.....................................    $      .49      $      .43         $      .96     $      .51
  Dividends declared..............................................    $      .18      $      .16         $      .34     $      .32

Per share data has been restated to reflect stock dividends.
The accompanying notes are an integral part of the consolidated interim financial statements.
Certain amounts reported in the periods ending June 30, 2001 have been reclassified to conform with the 2002 presentation. These reclassifications did not impact the Corporation's financial condition or results of operations.


COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Changes in Stockholders' Equity
(Dollars in thousands except per share data)

                                                                 Six Month Periods Ended June 30


                                                                                      Accumulated
                                                                                         Other
                                              Common                  Retained       Comprehensive         Treasury         Total
                                               Stock      Surplus     Earnings           Income              Stock         Equity
                                               -----      -------     --------           ------              -----         ------

Balance, January 1, 2001.................     $42,726     $29,155      $38,723          $     (694)      $   (5,932)      $103,978
   Comprehensive income:
      Net income.........................                                4,839                                               4,839
      Change in unrealized gain (loss)
      on securities, net of tax of $1,312
        and reclassification adjustment
         of $238 ........................                                                    2,436                           2,436
                                                                                                                          --------
     Total comprehensive income..........                                                                                    7,275
Cash dividends ($.32 per share)..........                               (2,869)                                             (2,869)
5% stock dividend (426,000 shares).......       2,130       6,773       (8,903)
Issuance of additional shares
   (2,000 shares of common stock
    canceled and 140,000 shares, net,
   of treasury stock reissued............         (13)        (35)        (347)                               2,939          2,544
                                              -------     -------      -------          ----------       ----------       --------

Balance, June 30, 2001...................     $44,843     $35,893      $31,443          $    1,742       $   (2,993)      $110,928
                                              =======     =======      =======          ==========       ==========       ========

Balance, January 1, 2002.................     $44,839     $35,906      $36,923          $   (4,024)      $   (2,395)      $111,249
   Comprehensive income:
     Net income..........................                                9,070                                               9,070
    Change in unrealized gain (loss)
    on securities, net of tax of $3,514
     and reclassification adjustment
      of $536............................                                                    6,526                           6,526
                                                                                                                          --------
     Total comprehensive income..........                                                                                   15,596
Cash dividends ($.34 per share)..........                               (3,161)                                             (3,161)
5% stock dividend (440,000 shares).......       2,241      10,177      (12,418)
Purchases of treasury stock
   (98,000 shares).......................                                                                    (2,493)        (2,493)
Issuance of additional shares
    (51,000 net shares of treasury
    stock reissued and 3,000 shares
    of common stock canceled)............         (16)                    (389)                               1,076            671
                                              -------  ----------      -------          ----------       ----------       --------

Balance, June 30, 2002...................     $47,064     $46,083      $30,025          $    2,502       $   (3,812)      $121,862
                                              =======     =======      =======          ==========       ==========       ========

Per share data for all periods has been restated to reflect stock dividends. The accompanying notes are an integral part of the consolidated interim financial statements.



COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                     ---------------------------------------
                                                                                          2002                       2001
                                                                                     ---------------------------------------
Operating Activities:
   Net income.....................................................                   $     9,070                  $   4,839
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses....................................                         2,250                      2,444
     Depreciation and amortization................................                         1,324                      2,270
     Investment security gains....................................                          (536)                      (238)
     Loans originated for sale....................................                       (28,027)                   (34,496)
     Proceeds from sales of loans.................................                        33,983                     33,607
     Gains on loan sales..........................................                          (486)                      (541)
     Change in other assets, net..................................                          (667)                    (4,560)
     Increase (decrease) in accrued interest payable and
      other liabilities, net......................................                          (932)                     1,430
                                                                                     -----------                  ---------
     Net cash provided by operating activities....................                        15,979                      4,755
                                                                                     -----------                  ---------

Investing Activities:
   Net decrease in interest-bearing time
    deposits in other banks.......................................                           754                      1,418
   Proceeds from sales of investment securities...................                       134,510                     52,299
   Proceeds from maturities of investment securities..............                         3,127                     30,932
   Purchases of investment securities.............................                      (152,434)                  (135,024)
   Net increase in total loans....................................                       (29,880)                   (25,910)
   Net increase in premises and equipment.........................                        (1,413)                    (1,182)
                                                                                     -----------                  ---------
      Net cash used by investing activities.......................                       (45,336)                   (77,467)
                                                                                     -----------                  ---------

Financing Activities:
   Net increase in total deposits.................................                       110,451                     69,981
   Net decrease in short-term borrowings..........................                       (17,080)                   (29,084)
   Proceeds from issuance of long-term debt.......................                          ---                      33,048
   Repayment of long-term debt....................................                       (21,377)                      (664)
   Cash dividends.................................................                        (3,161)                    (2,869)
   Purchases of treasury stock....................................                        (2,493)                       ---
   Proceeds from issuance of common stock.........................                           671                      2,544
                                                                                     -----------                  ---------
      Net cash provided by financing activities...................                        67,011                     72,956
                                                                                     -----------                  ---------

     Increase in cash and cash equivalents........................                        37,654                        244

   Cash and cash equivalents at beginning of period...............                        44,764                     48,446
                                                                                     -----------                  ---------
   Cash and cash equivalents at end of period.....................                   $    82,418                  $  48,690
                                                                                     ===========                  =========

The accompanying notes are an integral part of the consolidated interim financial statements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
(Unaudited)
(Dollars in thousands)


1.  Accounting Policies
    -------------------


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

2.  Investment Securities
    ---------------------


     The amortized cost and fair values of investment securities at June 30, 2002 and December 31, 2001 were as follows:


                                                                                                 June 30, 2002
                                                                                                 -------------


                                                                                       Amortized                   Fair
                                                                                          Cost                     Value
                                                                                          ----                     -----

U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies..............................................................             $  145,755               $   146,661
Mortgage-backed U.S. government agencies.................................                111,670                   113,537
Obligations of states and political subdivisions.........................                167,601                   170,882
Corporate securities.....................................................                 93,417                    91,405
Equity securities........................................................                 45,446                    46,672
                                                                                      ----------               -----------

     Total...............................................................             $  563,889               $   569,157
                                                                                      ==========               ===========


                                                                                                December 31, 2001
                                                                                                -----------------


                                                                                       Amortized                    Fair
                                                                                         Cost                       Value
                                                                                         ----                       -----
U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies..............................................................             $  144,640               $   142,544
Mortgage-backed U.S. government agencies.................................                 74,403                    74,370
Obligations of states and political subdivisions.........................                172,223                   169,993
Corporate securities.....................................................                 99,561                    98,405
Equity securities........................................................                 57,846                    58,589
                                                                                      ----------               -----------

     Total...............................................................             $  548,673               $   543,901
                                                                                      ==========               ===========



3.  Allowance for loan losses
    -------------------------

     Changes in the allowance for loan losses are as follows:


                                                                   Six Months Ended          Year Ended         Six Months Ended
                                                                        June 30,             December 31,            June 30,
                                                                         2002                   2001                   2001
                                                                         ----                   ----                   ----

Balance, January 1...................................                $  12,132                $10,328                 $10,328
Provision for loan losses............................                    2,250                  5,080                   2,444
Loan charge-offs.....................................                   (2,046)                (3,776)                   (733)
Recoveries...........................................                      290                    500                     219
                                                                     ---------                -------                 -------
Balance, June 30, 2002, December 31,
 2001, and June 30, 2001.............................                $  12,626                $12,132                 $12,258
                                                                     =========                =======                 =======



                                                           RISK ELEMENTS (a)


                                                                       June 30,             December 31,             June 30,
                                                                         2002                   2001                   2001
                                                                         ----                   ----                   ----
Loans on which accrual of interest has been
 discontinued:
     Commercial, financial and agricultural....................      $   4,643                $ 3,783                 $ 3,299
     Mortgages.................................................          4,237                  6,952                   5,516
     Other.....................................................            214                    355                     692
                                                                     ---------                -------                 -------
                                                                         9,094                 11,090                   9,507

Other real estate..............................................            411                    631                     550
                                                                     ---------                -------                 -------

       Total non-performing assets.............................          9,505                 11,721                  10,057

Loans past due 90 days or more and still accruing interest:
     Commercial, financial and agricultural....................            495                  1,002                     317
     Mortgages.................................................            440                    405                     932
     Personal installment......................................             33                    239                     105
     Other.....................................................             13                     13                     ---
                                                                     ---------                -------                 -------
                                                                           981                  1,659                   1,354
                                                                     ---------                -------                 -------

       Total risk elements.....................................      $  10,486                $13,380                 $11,411
                                                                     =========                =======                 =======

(a) The determination to discontinue the accrual of interest on non-performing loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

Impaired Loans

     At June 30, 2002 and December 31, 2001, the recorded investment in loans for which impairment has been recognized totaled $6,671,000 and $8,558,000, respectively. The valuation allowance for impaired loans totaled $1,878,000 and $1,835,000 at June 30, 2002 and December 31, 2001, respectively. For the six months ended June 30, 2002, the average recorded investment in impaired loans approximated $6,765,000. The average balance for the six months ended June 30, 2001, approximated $6,138,000. Interest recognized on impaired loans on the cash basis for the six month periods ending June 30, 2002 and 2001 was not significant.

4.  Statement of Cash Flows
    -----------------------

     Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $1,754,000 and $1,677,000 and $23,728,000 and $26,611,000 for income taxes and interest, respectively, for each of the six month periods ended June 30, 2002 and 2001.

     Excluded from the consolidated statements of cash flows for the periods ended June 30, 2002 and 2001 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totaling $2,376,000 and $297,000, respectively. The company also recorded a decrease in deferred tax assets of $2,167,000 and an increase of $1,347,000 in deferred tax liabilities in 2002. A decrease in deferred tax assets of $374,000 and an increase in deferred tax liabilities of $938,000 was recognized in 2001. These are variations related to the effects of changes in net unrealized gain (loss) on investment securities available for sale.

5.  Earnings Per Share:
    -------------------

          The following table sets forth the calculations of Basic and Diluted Earnings Per Share for the periods indicated:

                                                                                       Three Months Ended June 30,
                                                                   ----------------------------------------------------------------
                                                                                2002                                2001
                                                                   ----------------------------------------------------------------
                                                                                        Per-Share                         Per-Share
                                                                   Income      Shares     Amount        Income     Shares    Amount
                                                                   ----------------------------------------------------------------
(In thousands except per share data) Basic EPS:
Income available to common stockholders.......................     $ 4,619      9,252      $.50         $4,031      9,237      $.44
                                                                   =======                 ====         ======                 ====
Effect of Dilutive Securities:
Incentive stock options outstanding...........................                    226                                200
                                                                                -----                               -----
Diluted EPS:
Income available to common stockholders &
   assumed conversion.........................................     $ 4,619      9,478      $.49         $4,031      9,437      $.43
                                                                   =======                 ====         ======                 ====





                                                                                        Six Months Ended June 30,
                                                                   ----------------------------------------------------------------
                                                                                2002                                2001
                                                                   ----------------------------------------------------------------
                                                                                        Per-Share                         Per-Share
                                                                   Income      Shares     Amount        Income     Shares    Amount
                                                                   ----------------------------------------------------------------

(In thousands except per share data) Basic EPS:
Income available to common stockholders.......................     $ 9,070      9,260      $.98         $4,839      9,177      $.52
                                                                   =======                 ====         ======                 ====
Effect of Dilutive Securities:
Incentive stock options outstanding...........................                    220                                 169
                                                                                -----                               -----
Diluted EPS:
Income available to common stockholders &
   assumed conversion......................................        $ 9,070      9,480      $.96         $4,839      9,346      $.51
                                                                   =======                 ====         ======                 ====

Per share and share data has been adjusted to reflect stock dividends.

 6.  Goodwill and Identifiable Intangible Assets
     -------------------------------------------

       In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142, which the Corporation adopted on January 1, 2002, addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill is no longer amortized but, instead, is tested at least annually for impairment. Other intangible assets continue to be amortized over their useful lives. During the second quarter of 2002, the Corporation assessed its goodwill and determined that there was no impairment of the recorded amount, which is not considered material.


       Goodwill

       The costs of acquired companies in excess of the fair value of net assets at acquisition date is recorded as goodwill. As of June 30, 2002, goodwill of $294,000 was included on the consolidated interim balance sheets. Through December 31, 2001, goodwill was amortized on a straight-line basis over 15 years. The following table sets forth reported net earnings and EPS, as adjusted to exclude goodwill amortization expense:


                                                   Six Months Ended
                                                       June 30,
                                                        2001
                                        ---------------------------------------
                                        (in thousands, except per share amounts)

       Net earnings, as reported                    $   4,839

       Net earnings, as adjusted............            4,959

       EPS, as reported:
          Basic.............................        $     .52
          Diluted...........................              .51

       EPS, as adjusted:
          Basic.............................        $     .54
          Diluted...............................          .53


       Per share data has been restated to reflect the 5% stock dividend paid April 30, 2002.

       Identifiable Intangible Assets

       The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

                                                                     As of
                                                    June 30, 2002             December 31, 2001
                                                    -------------             -----------------
                                                                (in thousands)

       Gross carrying amount................         $   1,101                    $  1,116

       Accumulated amortization.............              (335)                       (299)
                                                     ---------                    --------

       Net carrying amount..................         $     766                    $    817
                                                     =========                    ========


       Identifiable intangible assets relate to acquisition of branch offices from other banks and are amortized over their assumed useful lives.

       Amortization expense associated with identifiable intangible assets was $18,000 for each of the three months ended June 30, 2002 and 2001. Estimated amortization expense for existing identifiable intangible assets is $73,000 for each of the fiscal years ending December 31, 2002 through December 31, 2010 and thereafter decreasing through December 31, 2014.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Management's Discussion of Financial Condition and Results of Operation
-----------------------------------------------------------------------



Overview

     Community Banks, Inc. (Community) is a financial holding company whose wholly-owned subsidiaries include Community Banks, Community Bank Investments, Inc. (CBII) and Community Banks Life Insurance Co. (CBLIC). Community Banks provides a wide range of services through its network of offices in Adams, Cumberland, Dauphin, Luzerne, Northumberland, Schuylkill, Snyder, and York counties in Pennsylvania.

     The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Community. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise indicated. In addition, income statement comparisons are based on the first six months of 2002 compared to the same period of 2001 unless otherwise indicated.

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

Summary of Financial Results

     Community Banks, Inc. reported record profit performance for both the second quarter and the first half of 2002. Fully diluted earnings per share for the second quarter reached $0.49 compared to $0.43 in same period of 2001, an increase of nearly 14%. Net income also grew 14% to $4.6 million versus $4.0 million in the year earlier period. This performance resulted in a return on average assets (ROA) of 1.19% and a return on average equity (ROE) of 16.25% for the quarter, an increase over the ROA of 1.18% and ROE of 14.90% that were reported in the second quarter of 2001.

     Comparisons for the six months ended June 30 reflected more dramatic increases over the first half of 2001, which had been reduced by merger and restructuring expenses incurred in connection with the March, 2001 merger with Glen Rock State Bank. Earnings per share for the first half of 2002 reached $0.96 compared to $0.51 in 2001, an increase of 88%. Net income reached $9.1 million for the six-month period and ROA and ROE were 1.19% and 15.86%, respectively.

     For the quarter, Community reflected substantial improvement in revenue, including increases in both net interest income and income from fee-based services. Net interest income, the difference between interest received from earning assets and interest paid on deposits, reflected an increase of 9.7% from the same quarter of the prior year. Likewise, fee-based services continue to exhibit improvement from the expansion of financial services now available through Community's office network, many of which are due to expanded relationships with strategic partners. Community also was able to reflect a lower loan loss provision attributable to improvements in past due loan volumes and reductions in problem credits since the first quarter. Nonperforming loans declined by 15% and past due loans dropped 52% since the end of the first quarter. These improvements marked a return to levels that are more consistent with Community's historical trends. The allowance for loan losses as a percent of total loans reached 1.43% and the coverage of the allowance to nonperforming loans grew to 139%, compared to 109% at the end of December 2001.

----------------------------------

     Balance sheet growth trends were also positive as average loans for the six months ended June 30, 2002 grew 6% to $873 million. Earning assets and average deposits also reflected even higher growth of 15% and 12%, respectively, as average earning assets rose to nearly $1.5 billion and deposits reached $1.1 billion.

     While increases in net interest income reflected substantial growth from the prior year, improvement from the first quarter of 2002 was constrained by the impact of a lower interest rate environment since March 31. Such rate trends, combined with competitive pricing pressure on both loans and deposits, resulted in a compression of net interest margin from 3.96% to 3.76%, offsetting the favorable effect of earning asset growth during the period. Community's current balance sheet posture has been restructured in anticipation of higher interest rates later in 2002 and into 2003. Prospects for more substantial margin improvement may be constrained if rates were to decline substantially from their current levels. Management is confident that extended periods of additional rate declines are unlikely, and believes that it is properly positioned to take advantage of a gradual increase in the overall level of interest rates.



Average Statement of Condition

The average balance sheets for the six months ended June 30, 2002 and 2001 were as follows (in thousands):

                                                                                                          Change
                                                               2002               2001               Volume         %
----------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                    $   36,818         $   33,719            $  3,099       9%
Federal funds sold and other                                   20,207             20,055                 152       1%
Investments                                                   551,028            412,334             138,694      34%
Loans                                                         873,771            823,121              50,650       6%
Allowance for loan losses                                      12,610             11,309               1,301      12%
----------------------------------------------------------------------------------------------------------------------
Net loans                                                     861,161            811,812              49,349       6%
Goodwill and other identifiable intangibles                       992                968                  24       2%
Loans held for resale                                           6,887              3,688               3,199      87%
Other assets                                                   64,956             60,726               4,230       7%
----------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                             $1,542,049         $1,343,302            $198,747      15%
----------------------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits                               $  160,092         $  146,053            $ 14,039      10%
Interest-bearing deposits                                     906,393            805,196             101,197      13%
Short-term borrowings                                          48,305              5,676              42,629     751%
Long-term debt                                                300,270            268,759              31,511      12%
Other liabilities                                              11,687              9,806               1,881      19%
----------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                         1,426,747          1,235,490             191,257      15%
----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY                                          115,302            107,812               7,490       7%
----------------------------------------------------------------------------------------------------------------------

  TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                  $1,542,049         $1,343,302            $198,747      15%
----------------------------------------------------------------------------------------------------------------------


     Balance sheet trends for the first six months of 2002 reflect continued growth in the deposit base accompanied by less robust trends for loan growth. Deposit growth, which was particularly strong during the first quarter of 2002, continued at a more sustainable pace during the second quarter as Community successfully improved its share of deposit market share through its competitive product mix. Growth was particularly evident in its "no penalty CD" product as well as some longer-term certificate of deposit categories. The pace of loan growth, which remained steady during the quarter, slowed somewhat as measured against the first quarter 2002 and full year 2001 pace. Community also engaged in limited use of low cost borrowings and increased its investment holdings to increase net interest income during the period.

----------------------------------

Net Interest Income

     The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the six months ended June 30, 2002 and 2001 (in thousands):



-----------------------------------------------------------------------------------------------------------------
                                                  2002                      2001              Increase (Decrease)
                                           Amount     Yield/rate     Amount     Yield/rate    Amount   Yield/rate
-----------------------------------------------------------------------------------------------------------------
Interest income                          $ 51,217        7.13%    $  50,801        8.13%    $    416       (1.00)
Interest expense                           23,514        3.78%       26,681        4.98%      (3,167)      (1.20)
-----------------------------------------------------------------------------------------------------------------
Net interest income                      $ 27,703                 $  24,120                 $  3,583
Interest spread                                          3.35%                     3.15%                    0.20
Impact of noninterest funds                              0.51%                     0.71%                   (0.20)
-----------------------------------------------------------------------------------------------------------------
Net interest margin                                      3.86%                     3.86%                    0.00
-----------------------------------------------------------------------------------------------------------------

     Community's major source of revenue is derived from intermediation activities and is reflected as net interest income. Net interest income represents the difference between interest income on earning assets and interest expense on deposits and borrowed funds, and is heavily dependent on the volume and composition of earning assets and interest bearing liabilities as well as the yield or rate earned or paid on these earning assets or funding sources.

     Net interest income increased $3.6 million or 14.9% in 2002 compared to 2001. Both earning asset and interest-bearing liability levels increased and a decline in funding costs outpaced a decline in asset yields. As such, the net interest spread increased 20 basis points.

     Interest income increased $416,000 or less than 1% during 2002 and was influenced by an increase in earning assets of approximately $190 million while the yield on loans and investments decreased in line with a general decline in overall rates.

     Interest expense declined $3.2 million or 11.9%, as interest bearing liabilities increased approximately $180 million while the benefit of a lower interest rate environment resulted in a decrease in the total rate paid on funding sources of 120 basis points.

     In isolating second quarter 2002 performance, net interest margin exhibited a decline from the levels achieved in the first quarter of 2002. Second quarter net interest margin reached 3.76% compared to 3.96% in the first quarter. Within the scope of its asset/liability management policy, Community has repositioned its balance sheet posture in anticipation of a gradual rise in interest rates from the levels in effect in the first quarter. The lower rate environment actually experienced during the second quarter compressed the margin between the two periods, though net interest income remained relatively constant. Expectations are such that further substantial declines in overall interest rates are considered to be unlikely and that Community is well positioned to benefit from a measured increase in the rate environment in late 2002 and 2003.


Provision for Loan Losses

     Community remains attuned to the influence of unfolding economic conditions and their potential impact on credit conditions and the adequacy of the reserve for loan losses. The provision for loan losses charged to income in 2002 was $2.3 million compared to $2.4 million in 2001. Net loan charge-offs in 2002 were $1.8 million compared to $514,000 in 2001. Net loan charge-offs as a percentage of average net loans approximated .20% and .06% during 2002 and 2001, respectively. Total risk elements decreased from $13.4 million at December 31, 2001, to $10.5 million at June 30, 2002.

----------------------------------

Non-Interest Income

     The strategic initiatives Community has undertaken to meet customer needs and provide access to expanded financial services through their distribution network continues to be a critical driver of Community's performance. Non-interest income exclusive of security gains increased $2.2 million or 46.3% in 2002 compared to 2001.

     After the first quarter of 2001, Community acquired ownership interest in two title insurance companies that operate within the Corporation's geographic footprint. These important acquisitions provided a tangible sign of Community's strategic commitment to expand its product base and to anticipate the financial needs of its growing customer base. Increases in insurance premium income and commissions of $480,000 or 68.4% for 2002 compared to 2001 are a reflection of the increase in title insurance activities as well as an increase in consumer loan demand and additional credit life and accident and health insurance premiums realized at CBLIC.

     Community derives revenue from the origination and sale of mortgage loans into the secondary market. Gains on loan sales decreased $55,000 or 10.2% in 2002 as a result of decreased demand for fixed-rate real estate loans.
     Other income increased in 2002 by $960,000 or 118.1% compared to 2001. More that half of this increase was attributed to the gains realized from the sale of two office locations and the effected deposit base. This sale was executed pursuant to Community's ongoing analysis and rationalization of its current office structure. Community is constantly monitoring the performance of its office locations and will continue to consider expansion into markets with more vibrant growth characteristics. Other income was also impacted by increases in the cash surrender value of bank-owned life insurance policies.

       Investment security gains of $536,000 were recognized during 2002 compared to $238,000 in 2001. Such gains were realized in the first quarter pursuant to management's ongoing effort to review investment holdings and portfolio strategy.


Non-Interest Expenses

     The increase in salaries and employee benefits of $1.1 million or 11.9% for 2002 compared to 2001 was affected by a number of factors including the annual merit increase, employees added through the expansion of Community's distribution network and by expenses related to employees added in fee-based activities such as title insurance and investment management services.

     Other operating expense increased $1.3 million or 27.4% in 2002 compared to 2001. Affecting these changes were increases in banking facilities and additional marketing and business development initiatives.


Income Taxes

     Income tax expense for 2002 was $1.4 million, resulting in an effective tax rate of 13.2%. The Corporation increased its level of tax-exempt investment during calendar 2001 and these investments will continue to favorably influence the effective tax rate through their maturity dates.


Stockholders' Equity

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

----------------------------------

or exceed regulatory guidelines, to ensure suitable levels of capital for a given asset base, and to provide an appropriate rate of return to shareholders. Community uses a number of these techniques, including share repurchase, issuance of cash dividends and regular stock dividends, to manage the level of capital to optimum levels.

     Community's regulatory capital measures, which include the leverage ratio, "Tier 1" capital, and "Total capital" ratios, continued to be well in excess of both regulatory minimums and the thresholds established for "well capitalized" institutions. The following presentation of these ratios at June 30, 2002 and regulatory standards is provided:

                                                     June 30,                   "Well                Regulatory
                                                      2002                   Capitalized"              Minimums
                                                      ----                   ------------              --------
     Leverage ratio                                    7.52%                       5%                     4%
     Tier 1 capital ratio                             10.00%                       6%                     4%
     Total risk-based capital ratio                   11.12%                      10%                     8%

     At June 30, 2002, total stockholders' equity reflected accumulated other comprehensive income of $2.5 million compared to the accumulated other comprehensive loss of $4.0 million reflected in total stockholder's equity at year-end 2001. This increase can be attributed to the change in the net unrealized gain (loss) on investment securities available for sale, net of taxes. Much of this change was a function of declines in interest rates and corresponding increases in fair values of debt securities. Community reissued approximately 51,000 shares and purchased approximately 98,000 shares of treasury stock during the first half of 2002. At June 30, 2002 treasury shares totaled 173,000. Community currently has board approval to purchase an additional 154,000 shares.


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

COMMUNITY BANKS, INC. AND SUBSIDIARIES
FINANCIAL CONDITION
-------------------

     Community's financial condition can be examined in terms of developing trends in its sources and uses of funds. These trends are the result of both external environmental factors, such as changing economic conditions, regulatory changes and competition, and internal environmental factors such as management's evaluation as to the best use of funds under these changing conditions.


                                                                                                       Increase (Decrease)
                                                                            Balance                          Since
                                                                          June 30, 2002                December 31, 2001
                                                                          -------------                -----------------
                                                                                     (dollars in thousands)

                                                                                                    Amount                 %
                                                                                                    ------                 -

Funding Sources:

   Deposits and borrowed funds:

       Non-interest bearing....................................         $     173,998            $    13,611                8.5 %
       Interest-bearing........................................               939,678                 96,840               11.5
                                                                         ------------            -----------             ------
           Total deposits......................................             1,113,676                110,451               11.0

   Borrowed funds..............................................               343,700                (38,457)             (10.1)
   Other liabilities...........................................                12,171                   (932)              (7.1)
   Shareholders' equity........................................               121,862                 10,613                9.5
                                                                        -------------            -----------             ------
           Total sources.......................................         $   1,591,409            $    81,675                5.4 %
                                                                        =============            ===========             ======

Funding uses:

   Interest-earning assets:

       Short-term investments..................................         $      36,949            $    35,577                N/M %
       Investment securities...................................               569,157                 25,256                4.7
       Loans, net of unearned income...........................               886,288                 26,686                3.1
                                                                        -------------            -----------             ------

           Total interest-earning assets.......................             1,492,394                 87,519                6.2

   Cash and due from banks.....................................                46,087                  1,323                3.0
   Other assets................................................                52,928                 (7,167)             (11.9)
                                                                        -------------            -----------             ------

           Total uses..........................................         $   1,591,409            $    81,675                5.4%
                                                                        =============            ===========             =======


                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                   PART II - OTHER INFORMATION AND SIGNATURES



Items 1,2,3 and 5 have been omitted since they are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The annual meeting of shareholders of Community Banks, Inc. was held on May 7, 2002 for the purpose of considering and voting upon the following matter:

     1. To elect four (4) directors: Kenneth L. Deibler, Allen Shaffer, and Earl
L. Mummert, to serve until the 2006 annual meeting of shareholders. Each director received affirmative votes representing at least 73.69% of the shares outstanding.


Item 6(a).  Exhibits
            --------
Exhibit #      Description
---------      -----------
99.1     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
99.2     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)


Item 6(b).  Reports on Form 8-K
            -------------------

       Registrant filed the following report on Form 8-K during the quarter ending June 30, 2002:

       Report Dated May 7, 2002
       ------------------------
       Registrant announced that its stock would begin trading on the NASDAQ National Market on Tuesday, May 14, 2002 under the symbol "CMTY" and that its holding company executive offices will be formally designated as Harrisburg, PA.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              COMMUNITY BANKS, INC.
                                  (Registrant)

Date  August 14, 2002                        /s/ Eddie L. Dunklebarger
----  ---------------                        -------------------------
                                                 Eddie L. Dunklebarger
                                                 Chairman and President
                                               (Chief Executive Officer)

Date  August 14, 2002                        /s/ Donald F. Holt
----  ---------------                        ------------------
                                                 Donald F. Holt
                                             Executive Vice President
                                            (Chief Financial Officer)

                                                                   Exhibit 99.1


                              COMMUNITY BANKS, INC.


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Community Banks, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Eddie L.
Dunklebarger, Chief Executive Officer, Chairman, and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a) or 15
        (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/  Eddie L. Dunklebarger
--------------------------------------------------
Chief Executive Officer, Chairman, and President
August 14, 2002

                                                                   Exhibit 99.2


                              COMMUNITY BANKS, INC.


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Community Banks, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald F. Holt, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a) or 15
        (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/  Donald F. Holt
--------------------------------------------------
Chief Financial Officer
August 14, 2002