Form 10-Q
period 2002-09-30
COMMUNITY BANKS INC /PA/
filed 2002-11-14
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934


                    For the Quarter Ended September 30, 2002

                                   No. 0-15786
                                   -----------
                            (Commission File Number)

                              COMMUNITY BANKS, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


      PENNSYLVANIA                                              23-2251762
------------------------                                ------------------------
(State of Incorporation)                                (IRS Employer ID Number)


750 East Park Dr., Harrisburg, PA                                 17111
----------------------------------------                      -------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (717) 920-1698
                         -------------------------------
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES   X      NO
                                                      ------       ------



              Number of shares outstanding as of September 30, 2002


CAPITAL STOCK-COMMON                                            9,167,000
--------------------                                      --------------------
 (Title of Class)                                         (Outstanding Shares)

                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                                   INDEX 10-Q


PART I

Financial Information......................................................... 3

Consolidated Interim Balance Sheets........................................... 4

Consolidated Interim Statements of Income..................................... 5

Consolidated Interim Statements of Changes in Stockholders' Equity............ 6

Consolidated Interim Statements of Cash Flows................................. 7

Notes to Consolidated Interim Financial Statements......................... 8-13

Management's Discussion and Analysis of Financial
   Condition and Results of Operation..................................... 14-19

Quantitative and Qualitative Disclosures About Market Risk.................20-21

Controls and Procedures ..................................................... 22



PART II

Other Information and Signatures.......................................... 23-26

Exhibits.................................................................. 27-28

                         PART I - FINANCIAL INFORMATION

                     COMMUNITY BANKS, INC. and SUBSIDIARIES


     The following financial information sets forth the operations of Community Banks, Inc. and Subsidiaries for the three month and nine month periods ending September 30, 2002 and 2001.

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



COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Balance Sheets
(Unaudited)
(Dollars in thousands except per share data)

                                                                           September 30,               December 31,
                                                                               2001                       2002
                                                                               ----                       ----

ASSETS

Cash and due from banks.....................................              $       41,241              $     44,764
Interest-bearing time deposits in other banks...............                       1,565                     1,372
Investment securities, available for sale...................                     620,680                   543,901
Total loans.................................................                     904,614                   857,278
   Less:  Allowance for loan losses.........................                     (12,769)                  (12,132)
                                                                          --------------              ------------
              Net loans.....................................                     891,845                   845,146
Premises and equipment, net.................................                      23,257                    22,640
Goodwill....................................................                       1,031                       151
Identifiable intangible assets..............................                         747                       817
Other real estate owned.....................................                         684                       631
Loans held for sale.........................................                       7,161                    10,479
Accrued interest receivable and other assets................                      38,617                    39,833
                                                                          --------------              ------------

     Total assets...........................................              $    1,626,828              $  1,509,734
                                                                          ==============              ============

LIABILITIES

Deposits:
   Demand (non-interest bearing)............................              $      165,649              $    160,387
   Savings..................................................                     332,153                   309,913
   Time.....................................................                     503,991                   453,533
   Time in denominations of $100,000 or more................                     113,602                    79,392
                                                                          --------------              ------------
   Total deposits..........................................                    1,115,395                 1,003,225
Short-term borrowings.......................................                      73,729                    60,002
Long-term debt..............................................                     295,771                   322,155
Accrued interest payable and other liabilities..............                      13,883                    13,103
                                                                          --------------              ------------

   Total liabilities........................................                   1,498,778                 1,398,485
                                                                          --------------              ------------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000 shares
   authorized; no shares issued and outstanding.............                         ---                       ---
Common stock-$5.00 par value; 20,000,000
   shares authorized; 9,411,000 and 9,412,000 shares
   issued in 2002 and 2001, respectively....................                      47,059                    44,839
Surplus.....................................................                      46,083                    35,906
Retained earnings...........................................                      33,005                    36,923
Accumulated other comprehensive income (loss),
   net of tax (benefit) of $4,135 and $(2,167),
     respectively...........................................                       7,680                    (4,024)
Less: Treasury stock of 244,000 and 125,000
   shares at cost, respectively.............................                      (5,777)                   (2,395)
                                                                          --------------              ------------
  Total stockholders' equity................................                     128,050                   111,249
                                                                          --------------              ------------

  Total liabilities and stockholders' equity................              $    1,626,828              $  1,509,734
                                                                          ==============              ============

The accompanying notes are an integral part of the consolidated interim financial statements.



COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income
(Unaudited)
(Dollars in thousands except per share data)

                                                                           Three Months Ended                 Nine Months Ended
                                                                              September 30,                     September 30,
                                                                              -------------                     -------------

                                                                         2002             2001                2002           2001
                                                                      ---------------------------         -------------------------
Interest income:
   Interest and fees on loans.....................................    $   16,958      $   17,520          $   50,463     $   52,900
   Interest and dividends on investment securities:
      Taxable.....................................................         5,000           4,884              14,773         14,644
      Exempt from federal income tax..............................         2,414           1,862               7,284          5,060
   Federal funds interest.........................................            37             261                 192            771
   Other interest income..........................................             4              40                  23             91
                                                                      ----------      ----------          ----------      ----------
      Total interest income.......................................        24,413          24,567              72,735         73,466
                                                                      ----------      ----------          ----------    -----------

Interest expense:
   Interest on deposits:
      Savings.....................................................         1,012           1,786               3,257          5,501
      Time........................................................         5,213           6,204              15,824         19,173
      Time in denominations of $100,000 or more...................           911           1,057               2,848          3,109
   Interest on short-term borrowings and long-term debt...........         4,234           3,900              12,606         11,422
   Federal funds purchased and repo interest......................            95             201                 444            624
                                                                      ----------      ----------          ----------    -----------
      Total interest expense......................................        11,465          13,148              34,979         39,829
                                                                      ----------      ----------          ----------     ----------
      Net interest income.........................................        12,948          11,419              37,756         33,637
Provision for loan losses.........................................           500           1,306               2,750          3,750
                                                                      ----------      ----------          ----------     ----------
      Net interest income after provision for loan losses.........        12,448          10,113              35,006         29,887
                                                                      ----------      ----------          ----------     ----------
Other income:
   Investment management and trust services.......................           260             180                 765            480
   Service charges on deposit accounts............................           932             763               2,508          2,165
   Other service charges, commissions and fees....................           568             450               1,855          1,345
   Investment security gains (losses).............................            64           1,018                 600          1,256
   Insurance premium income and commissions.......................           331             349               1,513          1,051
   Gains on loan sales............................................           310             326                 796            867
   Other income...................................................           511             583               2,284          1,396
                                                                      ----------      ----------          ----------    -----------
      Total other income..........................................         2,976           3,669              10,321          8,560
                                                                      ----------      ----------          ----------    -----------
Other expenses:
   Salaries and employee benefits.................................         5,638           4,497              15,968         13,729
   Net occupancy expense..........................................         1,528           1,259               4,333          3,994
   Operating expense of insurance subsidiary......................           222             178                 574            515
   Merger and restructuring related expenses......................           ---            (115)                ---          1,683
   Other operating expense........................................         2,175           2,468               8,138          7,150
                                                                      ----------      ----------          ----------    -----------
      Total other expenses........................................         9,563           8,287              29,013         27,071
                                                                      ----------      ----------          ----------    -----------
      Income before income taxes..................................         5,861           5,495              16,314         11,376
Income taxes .....................................................         1,121           1,176               2,504          2,218
                                                                      ----------      ----------          ----------    -----------

      Net income..................................................    $    4,740      $    4,319          $   13,810     $    9,158
                                                                      ==========      ==========          ==========     ==========

Consolidated per share data:
   Basic earnings per share.......................................    $      .51      $      .47          $     1.49     $      .99
   Diluted earnings per share.....................................    $      .50      $      .46          $     1.46     $      .98
   Dividends declared.............................................    $      .18      $      .16          $      .52     $      .48

Per share data has been restated to reflect stock dividends.
The accompanying notes are an integral part of the consolidated interim financial statements.
Certain amounts reported in the periods ending September 30, 2001 have been reclassified to conform with the 2002 presentation. These reclassifications did not impact the Corporation's financial condition or results of operations.



COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Changes in Stockholders' Equity
(Dollars in thousands except per share data)
                                                                           Nine Month Periods Ended
                                                                                September 30

                                                                                         Accumulated
                                                                                            Other
                                              Common                   Retained         Comprehensive      Treasury         Total
                                               Stock      Surplus      Earnings             Income           Stock         Equity

Balance, January 1, 2001.................     $42,726     $29,155      $38,723            $  (694)        $ (5,932)       $103,978
   Comprehensive income:
      Net income.........................                                9,158                                               9,158
      Change in unrealized gain (loss)
      on securities, net of tax of $1,578
        and reclassification adjustment
         of $1,256 ......................                                                    2,930                           2,930
                                                                                                                          --------
     Total comprehensive income..........                                                                                   12,088
Cash dividends ($.47 per share)..........                               (4,376)                                             (4,376)
5% stock dividend (426,000 shares).......       2,130       6,773       (8,903)
Issuance of additional shares
   (2,000 shares of common stock
    canceled and 202,000 shares, net,
   of treasury stock reissued............         (11)        (22)        (730)                               4,091          3,328
                                              -------     -------      -------            --------         --------       --------

Balance, September 30, 2001..............     $44,845     $35,906      $33,872            $  2,236         $ (1,841)      $115,018
                                              =======     =======      =======            ========         ========       ========

Balance, January 1, 2002.................     $44,839     $35,906      $36,923            $ (4,024)        $ (2,395)      $111,249
   Comprehensive income:
     Net income..........................                               13,810                                              13,810
    Change in unrealized gain (loss)
    on securities, net of tax of $6,302
     and reclassification adjustment
      of $600............................                                                   11,704                          11,704
                                                                                                                          --------
     Total comprehensive income..........                                                                                   25,514
Cash dividends ($.52 per share)..........                               (4,824)                                             (4,824)
5% stock dividend (440,000 shares).......       2,241      10,177      (12,418)
Purchases of treasury stock
   (198,000 shares)......................                                                                    (5,142)       (5,142)
Issuance of additional shares
    ( 81,000 net shares of treasury
   stock reissued and 4,000 shares
    of common stock canceled)............         (21)                    (486)                               1,760          1,253
                                              -------     -------      -------            --------         --------       --------

Balance, September 30, 2002..............     $47,059     $46,083      $33,005            $  7,680         $ (5,777)      $128,050
                                              =======     =======      =======            ========         ========       ========


Per share data for all periods has been restated to reflect stock dividends. The accompanying notes are an integral part of the consolidated interim financial statements.



COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                     ---------------------------------------
                                                                                          2002                       2001
                                                                                     ---------------------------------------
Operating Activities:
   Net income.....................................................                    $   13,810                $     9,158
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses....................................                         2,750                      3,750
     Depreciation and amortization................................                         2,040                      3,410
     Investment security gains....................................                          (600)                    (1,256)
     Loans originated for sale....................................                       (39,811)                   (54,665)
     Proceeds from sales of loans.................................                        43,925                     54,533
     Gains on loan sales..........................................                          (796)                      (867)
     Change in other assets, net..................................                        (2,408)                    (4,589)
     Increase (decrease) in accrued interest payable and
      other liabilities, net......................................                           780                      2,100
                                                                                      ----------                -----------
     Net cash provided by operating activities....................                        19,690                     11,574
                                                                                      ----------                -----------

Investing Activities:
   Net (increase) decrease in interest-bearing time
    deposits in other banks.......................................                          (193)                       440
   Proceeds from sales of investment securities...................                       117,267                     59,142
   Proceeds from maturities of investment securities..............                        57,081                     84,744
   Purchases of investment securities.............................                      (232,590)                  (232,918)
   Net increase in total loans....................................                       (52,165)                   (40,860)
   Net increase in premises and equipment.........................                        (2,533)                    (2,498)
                                                                                      ----------                -----------
   Cash paid for acquisitions.....................................                          (880)                      (165)
                                                                                      ----------                -----------
      Net cash used by investing activities.......................                      (114,013)                  (132,115)
                                                                                      ----------                -----------

Financing Activities:
   Net increase in total deposits.................................                       112,170                     93,790
   Net increase (decrease) in short-term borrowings...............                        13,727                    (27,790)
   Proceeds from issuance of long-term debt.......................                          ---                      57,831
   Repayment of long-term debt....................................                       (26,384)                      (694)
   Cash dividends.................................................                        (4,824)                    (4,376)
   Purchases of treasury stock....................................                        (5,142)                       ---
   Proceeds from issuance of common stock.........................                         1,253                      3,328
                                                                                      ----------                -----------
      Net cash provided by financing activities...................                        90,800                    122,089
                                                                                      ----------                -----------

     Increase (decrease) in cash and cash equivalents.............                        (3,523)                     1,548

   Cash and cash equivalents at beginning of period...............                        44,764                     48,446
                                                                                      ----------                -----------
   Cash and cash equivalents at end of period.....................                    $   41,241                $    49,994
                                                                                      ==========                ===========

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

2.  Investment Securities
    ---------------------

     The amortized cost and fair values of investment securities at September 30, 2002 and December 31, 2001 were as follows:


                                                                                               September 30, 2002
                                                                                               ------------------


                                                                                       Amortized                    Fair
                                                                                         Cost                       Value
                                                                                         ----                       -----
U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies..............................................................             $  129,189                $   132,166
Mortgage-backed U.S. government agencies.................................                163,486                    167,025
Obligations of states and political subdivisions.........................                171,884                    178,628
Corporate securities.....................................................                 95,520                     93,783
Equity securities........................................................                 47,368                     49,078
                                                                                      ----------                -----------

     Total...............................................................             $  607,447                $   620,680
                                                                                      ==========                ===========




                                                                                               December 30, 2001
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
                                                                                      ==========                ===========



3.  Allowance for loan losses
    -------------------------

     Changes in the allowance for loan losses are as follows:

                                                                  Nine Months Ended         Year Ended         Nine Months Ended
                                                                     September 30,          December 31,          September 30,
                                                                         2002                  2001                   2001
                                                                         ----                  ----                   ----

Balance, January 1...................................                $  12,132              $  10,328               $  10,328
Provision for loan losses............................                    2,750                  5,080                   3,750
Loan charge-offs.....................................                   (2,623)                (3,776)                 (2,664)
Recoveries...........................................                      510                    500                     375
                                                                     ---------              ---------               ---------
Balance, September 30, 2002, December 31,
 2001, and September 30, 2001........................                $  12,769              $  12,132               $  11,789
                                                                     =========              =========               =========

                                                           RISK ELEMENTS (a)


                                                                    September 30,           December 31,           September 30,
                                                                        2002                   2001                   2001
                                                                        ----                   ----                   ----

Loans on which accrual of interest has been
 discontinued:
     Commercial, financial and agricultural....................      $   3,636              $   3,783              $    3,347
     Mortgages.................................................          4,667                  6,952                   6,860
     Other.....................................................            337                    355                     463
                                                                     ---------              ---------               ---------
                                                                         8,640                 11,090                  10,670

Other real estate..............................................            684                    631                     534
                                                                     ---------              ---------              ----------

       Total non-performing assets.............................          9,324                 11,721                  11,204

Loans past due 90 days or more and still accruing interest:
     Commercial, financial and agricultural....................            278                  1,002                     563
     Mortgages................................................             381                    405                     113
     Personal installment......................................             12                    239                      29
     Other.....................................................             20                     13                       3
                                                                     ---------              ---------              ----------
                                                                           691                  1,659                     708
                                                                     ---------              ---------               ---------

       Total risk elements.....................................      $  10,015              $  13,380               $  11,912
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

Impaired Loans
--------------

     At September 30, 2002 and December 31, 2001, the recorded investment in loans for which impairment has been recognized totaled $5,965,000 and $8,558,000, respectively. The valuation allowance for impaired loans totaled $1,278,000 and $1,835,000 at September 30, 2002 and December 31, 2001,
respectively. For the nine months ended September 30, 2002, the average recorded investment in impaired loans approximated $6,498,000. The average balance for the nine months ended September 30, 2001, approximated $6,884,000. Interest recognized on impaired loans on the cash basis for the nine month periods ending September 30, 2002 and 2001 was not significant.

4.  Statement of Cash Flows
    -----------------------

     Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $2,854,000 and $1,697,000 and
$35,560,000 and $39,625,000 for income taxes and interest, respectively, for each of the nine month periods ended September 30, 2002 and 2001.

     Excluded from the consolidated statements of cash flows for the periods ended September 30, 2002 and 2001 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totaling $2,716,000 and $396,000, respectively.

5.  Earnings Per Share:
    -------------------

          The following table sets forth the calculations of Basic and Diluted Earnings Per Share for the periods indicated:

                                                                                Three Months Ended September 30,
                                                           --------------------------------------------------------------------
                                                                          2002                                2001
                                                           --------------------------------------------------------------------
                                                                                 Per-Share                            Per-Share
                                                             Income      Shares   Amount         Income     Shares     Amount
                                                           --------------------------------------------------------------------
(In thousands except per share data) Basic EPS:
Income available to common stockholders................     $ 4,740      9,228     $ .51         $4,319      9,279      $.47
                                                            =======                =====         ======                 ====
Effect of Dilutive Securities: ........................
Incentive stock options outstanding....................                    213                                 176
                                                                         -----                               -----
Diluted EPS:
Income available to common stockholders &
   assumed conversion..................................     $ 4,740      9,441     $. 50         $4,319      9,455      $.46
                                                            =======                =====         ======                 ====



                                                                                Nine Months Ended September 30,
                                                           --------------------------------------------------------------------
                                                                         2002                                 2001
                                                           --------------------------------------------------------------------
                                                                                 Per-Share                            Per-Share
                                                            Income       Shares   Amount         Income     Shares     Amount
                                                           --------------------------------------------------------------------

(In thousands except per share data) Basic EPS:
Income available to common stockholders................     $13,810      9,249     $1.49         $9,158      9,212      $.99
                                                            =======                =====         ======                 ====
Effect of Dilutive Securities: .......................
Incentive stock options outstanding....................                    211                                 155
                                                                         -----                               -----
Diluted EPS:
Income available to common stockholders &
   assumed conversion.................................      $13,810      9,460     $1.46         $9,158      9,367      $.98
                                                            =======                =====         ======                 ====

Per share and share data has been adjusted to reflect stock dividends.

6. Goodwill and Identifiable Intangible Assets
   -------------------------------------------

     In September 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142, which the Corporation adopted on January 1, 2002, addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill is no longer amortized but, instead, is tested at least annually for impairment. Other intangible assets continue to be amortized over their useful lives. During the second quarter of 2002, the Corporation assessed its goodwill and determined that there was no impairment of the recorded amount, which is not considered material.

Goodwill
--------

     The costs of acquired companies in excess of the fair value of net assets at acquisition date is recorded as goodwill. As of September 30, 2002, goodwill of $1,031,000 was included on the consolidated interim balance sheets. Through December 31, 2001, goodwill was amortized on a straight-line basis over 15 years. The following table sets forth reported net earnings and EPS, as adjusted to exclude goodwill amortization expense:


                       Nine Months Ended September 30, 2001
                       ------------------------------------
                     (in thousands, except per share amounts)

       Net earnings, as reported                          $   9,158
       Net earnings, as adjusted............                  9,339
       EPS, as reported:
          Basic.............................              $     .99
          Diluted...........................                    .98
       EPS, as adjusted:
          Basic.............................              $    1.01
          Diluted.....................................         1.00

     Per share data has been restated to reflect the 5% stock dividend paid April 30, 2002.

Identifiable Intangible Assets
------------------------------

       The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets as of:

                                                 September 30, 2002          December 31, 2001
                                                 ------------------          -----------------
                                                                (in thousands)

       Gross carrying amount................         $   1,101                    $  1,116
       Accumulated amortization.............              (354)                       (299)
                                                     ---------                    --------
       Net carrying amount..................         $     747                    $    817
                                                     =========                    ========

     Identifiable intangible assets relate to acquisition of branch offices from other banks and are amortized over their assumed useful lives.

     Amortization expense associated with identifiable intangible assets was $18,000 for each of the three months ended September 30, 2002 and 2001. Estimated amortization expense for existing identifiable intangible assets is $73,000 for each of the fiscal years ending December 31, 2002 through December 31, 2010 and thereafter decreasing through December 31, 2014.

7.  Recent Accounting Developments
    ------------------------------

     Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions" (FASB "147") provides guidance on accounting for the acquisition of certain financial institutions. FASB 147 addresses and resolves inconsistencies bewtween FASB Statements No. 72 and 142. The provisions of FASB 147 are effective after September 30, 2002. Management does not anticipate the implementation of this statement to have a material impact on the Corporation's consolidated financial position or consolidated results of operations.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Management's Discussion of Financial Condition and Results of Operations
------------------------------------------------------------------------



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

     The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Community. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise indicated. In addition, income statement comparisons are based on the first nine months of 2002 compared to the same period of 2001 unless otherwise indicated.

Forward-Looking Statements

     Periodically, Community has made and will continue to make statements that may include forward-looking information. The Corporation cautions that forward-looking information disseminated through financial presentations should not be construed as guarantees of future performance. Furthermore, actual results may differ from expectations contained in such forward-looking information as a result of factors that are not predictable. Examples of factors that may not be predictable or may be out of management's control include: the effect of prevailing economic conditions; unforeseen or dramatic changes in the general interest rate environment; actions or changes in policies of the Federal Reserve Board and other government agencies; and business risk associated with the management of the credit extension function and fiduciary activities. Each of these factors could affect estimates, assumptions, uncertainties and risk used to develop forward-looking information, and could cause actual results to differ materially from management's expectations regarding future performance.

Critical Accounting Policies

     The following is a summary of those accounting policies that the Corporation considers to be most important to the portrayal of its financial condition and results of operations as they require management's most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

     Provision and Allowance for Loan Losses - The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available.

     Impairment is measured on a loan by loan basis for commercial and construction loans over $250,000 by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

----------------------------------

Summary of Financial Results

     Community Banks, Inc., the parent company of CommunityBanks, reported record profit performance for both the third quarter and the nine months ended September 30, 2002. Earnings per share for the third quarter reached $0.50 compared to $0.46 in same period of 2001, an increase of nearly 9%. Net income grew almost 10% to $4.7 million versus $4.3 million in the year earlier period. This performance resulted in a return on average assets (ROA) of 1.17% and a return on average equity (ROE) of 15.09%, nearly equal to the ROA of 1.21% and ROE of 15.18% recorded in the third quarter of 2001.

     Net income reached $13.8 million for the first three quarters of 2002 and ROA and ROE performance were 1.18% and 15.63%, respectively. Earnings per share for the first nine months of 2002 reached $1.46 compared to $0.98 in 2001, an increase of 49%. Performance in 2001 had been affected by special charges associated with the acquisition of Glen Rock State Bank in March of 2001.

     Despite the sluggish national economy, Community was able to report meaningful improvements in net interest income, the single largest source of revenue for most financial institutions. Interest rates, which are a key driver of revenues from net interest income, continued to decline to levels that have not been seen for decades. Community seeks to maximize net interest income under a variety of interest rate environments, and reflected an increase of nearly 15% between the third quarter of 2001 and the same period of 2002. Community was also able to record a lower provision for loan losses between the two periods, which is consistent with the reduction in the level of problem loans and the steady improvement in overall credit quality metrics since the end of 2001. At the same time, operating expenses have remained constant with the overall level of revenue, resulting in the increase in both earnings per share and net income.

     The economies within the markets served by Community Banks have not been measurably influenced by national recessionary trends, and some sectors have been able to sustain moderate economic growth. These factors, combined with changes in the competitive landscape, have permitted continued growth in loan and deposit volumes in the third quarter, though at a pace slightly below that of the first half of 2002. This growth was fueled by continuing demand for middle market and small business lending, combined with sustained growth in consumer borrowing. Likewise, growth in deposit volumes has continued throughout the year. At the end of the quarter, loans exceeded $900 million and deposits reached over $1.1 billion. Likewise, overall asset levels topped $1.6 billion as of September 30, 2002.

     Despite the reported improvement in net interest income, management recognizes that further declines in interest rates could serve to constrain the pace of growth in revenue from net interest income. Community's balance sheet posture has been restructured in anticipation of higher future interest rates. Prospects for more significant margin improvement may be hampered if rates were to decline substantially from their current levels. However, management is confident that extended periods of additional rate declines are unlikely, and believes that it is properly positioned to take advantage of a gradual increase in the overall level of interest rates.

----------------------------------

Average Statement of Condition

The average balance sheets for the nine months ended September 30, 2002 and 2001 were as follows (in thousands):

                                                                                                           Change
                                                            2002               2001                Volume             %
-------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                $    38,386         $    35,399           $   2,987             8%
Federal funds sold and other                                16,931              23,907              (6,976)         (29)%
Investments                                                565,898             425,556             140,342            33%
Loans                                                      882,621             829,016              53,605             6%
Allowance for loan losses                                   12,706              11,573               1,133            10%
-------------------------------------------------------------------------------------------------------------------------
Net loans                                                  869,915             817,443              52,472             6%
Goodwill and identifiable intangibles                        1,087                 988                  99            10%
Loans held for resale                                        6,509               3,314               3,195            96%
Other assets                                                64,068              62,660               1,408             2%
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                           $ 1,562,794         $ 1,369,267             193,527            14%
-------------------------------------------------------------------------------------------------------------------------


Noninterest-bearing deposits                           $   164,145         $   148,056           $  16,089            11%
Interest-bearing deposits                                  918,245             821,766              96,479            12%
Short-term borrowings                                       51,641               6,117              45,524           744%
Long-term debt                                             298,789             273,229              25,560             9%
Other liabilities                                           11,876              10,588               1,288            12%
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                        1,444,696           1,259,756             184,940            15%
-------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY                                       118,098             109,511               8,587             8%
-------------------------------------------------------------------------------------------------------------------------

  TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                              $ 1,562,794         $ 1,369,267           $ 193,527            14%
-------------------------------------------------------------------------------------------------------------------------


     Balance sheet trends for the first nine months of 2002 reflect continued growth in the deposit base accompanied by less robust trends for loan growth. Deposit growth, which was particularly strong during the first quarter of 2002, continued at a more sustainable pace during the second and third quarters as Community successfully improved its deposit market share through its competitive product mix. Growth was particularly evident in its "no penalty CD" product as well as some longer-term certificate of deposit categories. The pace of loan growth, which remained steady during the second and third quarters, slowed somewhat as measured against the first quarter 2002 and full year 2001 pace. Community also engaged in limited use of low cost borrowings and increased its investment holdings to increase net interest income during the period.

----------------------------------

Net Interest Income

     The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the nine months ended September 30, 2002 and 2001 (in thousands):

                                                2002                          2001                   Increase  (Decrease)
                                         Amount     Yield/rate        Amount       Yield/rate         Amount   Yield/rate
-------------------------------------------------------------------------------------------------------------------------
Interest income                      $   77,076          7.02%    $   76,471            7.98%     $      605        (.96)
Interest expense                         34,979          3.69%        39,829            4.84%         (4,850)      (1.15)
-------------------------------------------------------------------------------------------------------------------------
Net interest income                  $   42,097                   $   36,642                      $    5,455
Interest spread                                          3.33%                          3.14%                        .19
Impact of noninterest funds                               .50%                           .68%                       (.18)
-------------------------------------------------------------------------------------------------------------------------
Net interest margin                                      3.83%                          3.82%                        .01
-------------------------------------------------------------------------------------------------------------------------

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

     Net interest income increased $5.4 million or 14.9% in 2002 compared to 2001. Both earning asset and interest-bearing liability levels increased and a decline in funding costs outpaced a decline in asset yields. As such, the net interest spread increased 19 basis points.

     Interest income increased $605,000 or less than 1% during 2002 and was influenced by an increase in earning assets of approximately $187 million while the yield on loans and investments decreased in line with a general decline in overall rates.

     Interest expense declined $4.9 million or 12.2%, as interest bearing liabilities increased approximately $168 million while the benefit of a lower interest rate environment resulted in a decrease in the total rate paid on funding sources of 115 basis points.

     Given the reduction in interest rates since last year, the contribution from noninterest funding sources declined from 68 basis points to 50 basis points and offset the improvement in interest spread.

     In isolating third quarter 2002 performance, net interest margin exhibited a decline from the levels achieved in the first quarter of 2002 and improved slightly over the level of the second quarter. Third quarter net interest margin reached 3.78% compared to 3.96% in the first quarter and 3.76% in the second quarter. Within the scope of its asset/liability management policy, Community has repositioned its balance sheet posture in anticipation of a gradual rise in interest rates.. Expectations are such that further substantial declines in overall interest rates are considered to be unlikely and that Community is well positioned to benefit from a measured increase in the rate environment in late 2002 and 2003.


Provision for Loan Losses

     Community remains attuned to the influence of unfolding economic conditions and their potential impact on credit conditions and the adequacy of the reserve for loan losses. The provision for loan losses charged to income in 2002 was $2.8 million compared to $3.8 million in 2001. Net loan charge-offs in 2002 were $2.1 million compared to $2.3 million in 2001. Net loan charge-offs as a percentage of average net loans approximated .24% and .28% during 2002 and 2001, respectively. Total risk elements decreased from $13.4 million at December 31, 2001, to $10.0 million at September 30, 2002.

----------------------------------

Non-Interest Income

     The strategic initiatives Community has undertaken to meet customer needs and provide access to expanded financial services through their distribution network continues to be a critical driver of Community's performance. Non-interest income exclusive of security gains increased $2.4 million or 33.1% in 2002 compared to 2001.

     After the first quarter of 2001, Community acquired ownership interest in two title insurance companies that operate within the Corporation's geographic footprint. Increases in insurance premium income and commissions of $462,000 or 44.0% for 2002 are a reflection of the increase in title insurance activities as well as additional credit life and accident and health insurance premiums attributable to consumer loan demand. Year to date increases for 2002 in credit insurance revenues were partially offset by the establishment of a reserve of approximately $300,000 for certain refundable credit insurance fees that was recorded during the third quarter.

     Community derives revenue from the origination and sale of mortgage loans into the secondary market. Gains on loan sales decreased $71,000 or 8.1% in 2002 as a result of decreased demand for fixed-rate real estate loans.

     Other income increased in 2002 by $888,000 or 63.6% compared to 2001. More than half of this increase was attributed to the gains realized from the sale of two office locations and the effected deposit base. This sale was executed pursuant to Community's ongoing analysis and rationalization of its current office structure. Community is constantly monitoring the performance of its office locations and will continue to consider expansion into markets with more vibrant growth characteristics. Other income was also impacted by increases in the cash surrender value of bank-owned life insurance policies.

     Investment security gains of $600,000 were recognized during 2002 compared to $1,256,000 in 2001. Such gains were realized pursuant to management's ongoing effort to review investment holdings and portfolio strategy.


Non-Interest Expenses

     The increase in salaries and employee benefits of $2.2 million or 16.3% for 2002 compared to 2001 was affected by a number of factors including the annual merit increase, employees added through the expansion of Community's distribution network and by expenses related to employees added in fee-based activities such as title insurance and investment management services.

     Other operating expense increased $988 million or 13.8% in 2002 compared to 2001. Affecting these changes were increases in banking facilities and additional marketing and business development initiatives. During the third quarter of 2002, Community reversed approximately $350,000 of previously accrued amounts for legal expenses it had expected to incur in connection with certain unasserted claims that had arisen in the ordinary course of business. In the opinion of management, the resolution of related administrative legal proceedings in this matter mitigates the potential for such claims and the probability of financial loss is deemed to be remote.


Income Taxes

     Income tax expense for 2002 was $2.5 million, resulting in an effective tax rate of 15.3%. The Corporation increased its level of tax-exempt investment during calendar 2001 and these investments will continue to favorably influence the effective tax rate through their maturity dates.

----------------------------------

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

     Community's regulatory capital measures, which include the leverage ratio, "Tier 1" capital, and "Total capital" ratios, continued to be well in excess of both regulatory minimums and the thresholds established for "well capitalized" institutions. The following presentation of these ratios at September 30, 2002 and regulatory standards is provided:

                                                  September 30,                  "Well                Regulatory
                                                      2002                   Capitalized"              Minimums
                                                      ----                   ------------              --------
     Leverage ratio                                   7.34%                       5%                     4%
     Tier 1 capital ratio                             9.99%                       6%                     4%
     Total risk-based capital ratio                  11.14%                      10%                     8%



     At September 30, 2002, total stockholders' equity reflected accumulated other comprehensive income of $7.7 million compared to the accumulated other comprehensive loss of $4.0 million reflected in total stockholder's equity at year-end 2001. This increase can be attributed to the change in the net unrealized gain (loss) on investment securities available for sale, net of taxes. Much of this change was a function of declines in interest rates and corresponding increases in fair values of debt securities. Community reissued approximately 81,000 shares and purchased approximately 198,000 shares of treasury stock during the first nine months of 2002. At September 30, 2002 treasury shares totaled 244,000. Community currently has board approval to purchase an additional 53,000 shares.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------



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


                                                                                                       Increase (Decrease)
                                                                            Balance                          Since
                                                                      September 30, 2002                December 31, 2001
                                                                      ------------------                -----------------
                                                                                      (dollars in thousands)


                                                                                                     Amount                %
                                                                                                     ------                --
Funding Sources:

   Deposits and borrowed funds:

       Non-interest bearing....................................          $    165,649            $     5,262                3.3 %
       Interest-bearing........................................               949,746                106,908               12.7
                                                                         ------------            -----------             ------
           Total deposits......................................             1,115,395                112,170               11.2

   Borrowed funds..............................................               369,500                (12,657)              (3.3)
   Other liabilities...........................................                13,883                    780                6.0
   Shareholders' equity........................................               128,050                 16,801               15.1
                                                                         ------------            -----------             ------
           Total sources.......................................          $  1,626,828            $   117,094                7.8 %
                                                                         ============            ===========             ======

Funding uses:

   Interest-earning assets:

       Short-term investments..................................          $      1,565            $       193               14.1 %
       Investment securities...................................               620,680                 76,779               14.1
       Loans, net of unearned income...........................               907,324                 47,722                5.6
                                                                        -------------           ------------            -------

           Total interest-earning assets.......................             1,529,569                124,694                8.9

   Cash and due from banks.....................................                41,241                 (3,523)              (7.9)
   Other assets................................................                56,018                 (4,077)              (6.8)
                                                                        -------------           ------------            --------

           Total uses..........................................          $  1,626,828            $   117,094                7.8 %
                                                                         ============            ===========             ======


COMMUNITY BANKS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES
-----------------------

     Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days prior to the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                   PART II - OTHER INFORMATION AND SIGNATURES



Items 1,2,3,4 and 5 have been omitted since they are not applicable.


Item 6(a).  Exhibits
            --------

Exhibit #      Description
---------      -----------

99.1     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)


Item 6(b).  Reports on Form 8-K
            -------------------

       Registrant filed the following report on Form 8-K during the quarter ending September 30, 2002:

       Report Dated July 18, 2002
       --------------------------
       Registrant announced its earnings for the period ended June 30, 2002.

       Report Dated September 24, 2002
       -------------------------------
       Registrant announced its intentions to open its first two Carroll County, Maryland banking offices, subject to regulatory approval.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              COMMUNITY BANKS, INC.
                                  (Registrant)

Date          November 14, 2002              /s/ Eddie L. Dunklebarger
----          -----------------              -------------------------
                                                 Eddie L. Dunklebarger
                                                 Chairman and President
                                               (Chief Executive Officer)

Date          November 14, 2002             /s/ Donald F. Holt
----          -----------------             ------------------
                                                Donald F. Holt
                                                Executive Vice President
                                               (Chief Financial Officer)

                     COMMUNITY BANKS, INC. and SUBSIDIARIES
                           CERTIFICATION OF DISCLOSURE

I, Eddie L. Dunklebarger, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Community Banks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    November 14, 2002                       /s/ Eddie L. Dunklebarger
----    -----------------                       -------------------------
                                                    Eddie L. Dunklebarger
                                                    Chairman and President
                                                   (Chief Executive Officer)

                     COMMUNITY BANKS, INC. and SUBSIDIARIES
                           CERTIFICATION OF DISCLOSURE

I, Donald F. Holt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Banks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    November 14, 2002                          /s/ Donald F. Holt
----    -----------------                          ------------------
                                                       Donald F. Holt
                                                  Executive Vice President
                                                 (Chief Financial Officer)

                                                                   Exhibit 99.1


                              COMMUNITY BANKS, INC.


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Community Banks, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Eddie L. Dunklebarger, Chief Executive Officer, Chairman, and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  Eddie L. Dunklebarger
--------------------------------------------------
Chief Executive Officer, Chairman, and President
November 14, 2002

                                                            Exhibit 99.2

                              COMMUNITY BANKS, INC.


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Community Banks, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald F. Holt, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  Donald F. Holt
--------------------------------------------------
Chief Financial Officer
November 14, 2002