Form 10-K
period 2002-12-31
COMMUNITY BANKS INC /PA/
filed 2003-03-28
CIK 714710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15786
                                                -------

                              COMMUNITY BANKS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-2251762
-------------------------------                    ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

  750 East Park Drive, Harrisburg, PA                      17111
----------------------------------------           ----------------------
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (717) 920-1698
                                                           --------------

        Securities registered pursuant to Section 12 (b) of the Act: None


          Securities registered pursuant to Section 12 (g) of the Act:

                      Common Stock, par value $5 per share
                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     Yes X     No
                            -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).  Yes   X    No
                                        -----     ----

Aggregate market value of the Common Stock, $5 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2002: $241,849,611.

Number of shares of the Common Stock, $5 par value, outstanding as of the close of business on March 1, 2003: 9,128,222 shares.

Documents Incorporated by Reference:


Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders of Community Banks, Inc., incorporated by reference into Part III.

Item 15 contains portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002, incorporated by reference into Parts I, II, and III.

                     COMMUNITY BANKS, INC. and SUBSIDIARIES
                                    FORM 10-K
                                      INDEX

PART I                                                                    PAGE #

Item 1       Business                                                        4-7

Item 2       Properties                                                        8

Item 3       Legal Proceedings                                                 9

Item 4       Submission of Matters to a Vote of Security Holders               9

             Appendix A                                                     9-19

PART II

Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters                                              20

Item 6       Selected Financial Data                                          20

Item 7       Management's Discussion and Analysis of Financial
             Condition and Results of Operation                               20

Item 7A      Quantitative and Qualitative Disclosures About Market Risk    21-23

Item 8       Financial Statements and Supplementary Data                      23

Item 9       Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                              24

PART III

Item 10      Directors and Executive Officers of the Registrant               25

Item 11      Executive Compensation                                           25

Item 12      Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       25

Item 13      Certain Relationships and Related Transactions                   25

Item 14      Controls and Procedures                                          25

PART IV

Item 15      Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                   26-27

SIGNATURES                                                                 28-31

                                     PART I
  Item 1.  Business:
  -----------------

     Community Banks, Inc. (the "Corporation" or "Community") is a financial holding company whose banking subsidiary is Community Banks and whose non-banking subsidiaries are Community Bank Investments, Inc. (CBII), Community Banks Life Insurance Company, Inc. (CBLIC), and CMTY Capital Trust I. The subsidiaries of Community Banks are UDNB Investments, Inc.; PSB Realty Co., Inc.; The Sentinel Agency, LLC; Community Banks Insurance Services, LLC; CB Services, LLC; and CB Financial Services, LLC.

     On January 1, 2002, Community consolidated the charters of its banking subsidiaries under the name Community Banks, pursuant to regulatory approvals. Prior to that time, Community's separate banking organizations operated as Peoples State Bank (PSB), a state chartered bank with offices throughout York and Adams Counties; and Community Banks, N.A. (CBNA), a federally chartered bank headquartered in Dauphin County with offices in central and northeastern Pennsylvania. The consolidation was designed to facilitate a regional operational focus that would ease regulatory burdens while, at the same time, continuing a philosophy of local decision-making.

     Community conducts a full service commercial banking business and provides trust services in Adams County, Cumberland County, Dauphin County, southern Luzerne County, Northumberland County, western Schuylkill County, Snyder County, and York County in Pennsylvania and Carroll County in Maryland. Community currently has 44 offices. There are almost 640 offices of commercial banks and savings and loan associations within its market area with which Community competes. Deposits of Community represent approximately 5.3% of the total deposits in the market area. Community has 3 offices in Adams County, 2 offices in Cumberland County, 9 offices in Dauphin County, 3 offices in Luzerne County, 2 offices in Northumberland County, 8 offices in Schuylkill County, 1 office in Snyder County, and 15 offices in York County, Pennsylvania and 1 office in Carroll County, Maryland.

     Like other depository institutions, Community has been subjected to competition from brokerage firms, money market funds, consumer finance and credit card companies and other companies providing financial services and credit to consumers.

     Over the years, Community has formed a number of special purpose subsidiaries. During December 2002, Community formed CMTY Capital Trust I to execute a pooled trust preferred issuance of $15 million. During 1986, Community formed CBLIC to provide credit life insurance to its consumer credit borrowers. Total premiums earned were $862,000 for the year ended December 31, 2002. During 1985, Community formed CBII to make investments primarily in equity securities of other banks. Total assets of CBII at December 31, 2002 were $5,742,000.

     Community and its subsidiaries have approximately 550 full and part-time employees and considers its employee relations to be satisfactory.

  Supervision and Regulation of Community
  ---------------------------------------

     The banking industry is subject to extensive state and federal regulation. Proposals to change laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and in various bank regulatory agencies. The likelihood and timing that any such changes may have on Community are difficult to determine with any certainty. Changes in laws or regulations, or changes in the interpretation of laws or regulations, may have a material impact on the business, operations and earnings of Community.

     Community Banks, Inc. is registered as a financial holding company with the Federal Reserve Board in accordance with the requirements of the Gramm-Leach-Bliley Act (the "GLB Act"). The GLB Act enables broad-scale consolidation among banks, securities forms and insurance companies for eligible bank holding companies that have elected and maintain "financial holding company" status. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. If a bank holding company does not become a financial holding company, it will be limited to those activities previously determined by the Federal Reserve Board to be permissible; i.e., "closely related to banking" under the standard set forth in the Bank Holding Company Act. In order to become a financial holding company, all of a bank holding company's bank subsidiaries must be well capitalized and well managed and have a rating under the Community Reinvestment Act (the "CRA") of at least "satisfactory."

     Community is subject to regulation by the Federal Reserve Board. The Federal Reserve Board requires regular reports from Community and is authorized to make regular examinations of Community and its subsidiaries. Community's bank subsidiary is subject to supervision and regulation, and is examined regularly, by the Federal Reserve Board and the state banking departments in the states in which it operates. Community and its direct non-banking subsidiaries are affiliates, within the meaning of the GLB Act, of Community's subsidiary bank and its subsidiaries. As a result, the subsidiary bank and its subsidiaries are subject to restrictions on loans or extensions of credit to, purchase of assets from, investments in, and transactions with Community and its direct non-banking subsidiaries and on certain other transactions with them or involving their securities.

  Capital Adequacy
  ----------------

     The Federal Reserve Board and the FDIC have adopted risk-based capital adequacy guidelines for financial holding companies and banks under their supervision. Under these guidelines, "Tier 1 capital" and "Total capital" as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 4% and 8%, respectively. The regulators have also imposed a leverage standard, which focuses on the institution's ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items, to supplement their risk-based ratios. This minimum leverage ratio was set at 3% and would apply only to those banking organizations receiving a regulatory composite 1 rating. Most banking organizations will be required to maintain a leverage ratio ranging from 1 to 2 percentage points above minimum standard.

     Community Banks is also subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Community's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy requires Community Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that Community Banks has met all capital adequacy requirements to which they are subject.

The following table summarizes Community's capital adequacy position:

At December 31, 2002
------------------------------------------------------------------------------------------------------------
                                  Tier 1 Capital               Total Risk-Based Capital       Leverage
                                    Ratio (A)                         Ratio(B)                Ratio (C)
------------------------------------------------------------------------------------------------------------

Required Minimum                       4.0%                              8.0%                   4.0%
Well Capitalized                       6.0                              10.0                    5.0
Community Banks, Inc.                 11.2                              12.3                    8.2

(A) Tier 1 capital divided by year-end risk-adjusted assets, as defined by the risk-based capital guidelines.
(B) Total capital divided by year-end
    risk-adjusted assets.
(C) Tier 1 capital divided by average total assets less disallowed intangible assets.


Other Information
-----------------

     Community's internet address is www.communitybanks.com. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available through Community's website as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission. Copies of such reports are also available at no charge.


Statistical Data:
----------------

The following is hereby incorporated by reference:

    Pages 28, 42, and 43 of the Community Banks, Inc. Annual Report to stockholders for the year ended December 31, 2002 contain the following information concerning:

          Financial   Highlights,    Average   Balances,    Effective   Interest
          Differential, and Interest Yields for the three years ended December 31, 2002.

          Rate/Volume Analysis for the two years ended December 31, 2002.


     Appendix A attached to Part I contains information concerning:

          Return on Equity and Assets for the five years ended December 31, 2002.

          Amortized Cost and Estimated Market Values of Investment Securities as of December 31, 2002, 2001, and 2000.

          Maturity Distribution of Securities as of December 31, 2002 (Market Value).

          Loan Account Composition as of December 31, 2002, 2001, 2000, 1999, and 1998.

          Maturities   and   Sensitivity   to  Changes  in  Interest  Rates  for
          Commercial, Financial, and Agricultural Loans as of December 31, 2002.

          Risk Elements as of December 31, 2002, 2001, 2000, 1999, and 1998.

          Loan Loss Experience for the five years ended December 31, 2002.

          Loans Charged Off and Recovered for the five years ended December 31, 2002.

          Allowance for Loan Losses as of December 31, 2002, 2001, 2000, 1999, and 1998.

          Maturity Distribution of Time Deposits over $100,000 as of December 31, 2002.

          Maturity Distribution of all Time Deposits as of December 31, 2002.

          Interest Rate Sensitivity as of December 31, 2002.

Item 2.  Properties:

     The Corporation owns no real property except through its subsidiary bank. Community Banks owns the following buildings: 150 Market Street, Millersburg, Dauphin County, Pennsylvania; 13-23 South Market Street, Elizabethville, Dauphin County, Pennsylvania; 3679 Peters Mountain Road, Halifax, Dauphin County, Pennsylvania; 906 North River Road, Halifax, Dauphin County, Pennsylvania; 800 Peters Mountain Road, Dauphin, Dauphin County, Pennsylvania; Main and Market Streets, Lykens, Dauphin County, Pennsylvania; 29 East Main Street, Tower City, Porter Township, Schuylkill County, Pennsylvania; 29 East Main Street, Tremont, Schuylkill County, Pennsylvania; 2 North Second Street, St. Clair, Schuylkill County, Pennsylvania; Port Carbon Highway, St. Clair, Schuylkill County, Pennsylvania; 300 East Independence Street, Shamokin, Northumberland County, Pennsylvania; 1251 Centre Turnpike, Orwigsburg, Schuylkill County, Pennsylvania; One South Arch Street, Milton, Northumberland County, Pennsylvania; 30 S. Church Street, Hazleton, Luzerne County, Pennsylvania; 702 West Main Street, Valley View, Schuylkill County, Pennsylvania; Route 25, East Main Street, Valley View, Schuylkill County, Pennsylvania; 735 Center Street, Ashland, Schuylkill County, Pennsylvania; 9-11 N. Centre Street, Pottsville, Schuylkill County, Pennsylvania; One Westside Drive, Shamokin Dam, Snyder County, Pennsylvania; 2796 Old Post Road, Linglestown, Dauphin County, Pennsylvania; 5060 Jonestown Road, Lower Paxton, Dauphin County, Pennsylvania; 201 St. John's Church Road, Camp Hill, Hampden Township, Cumberland County, Pennsylvania; 100 E. King Street, East Berlin, Adams County, Pennsylvania; 3421 Carlisle Road, Dover, York County, Pennsylvania; 29 N. Washington Street, Gettysburg, Adams County, Pennsylvania; 57-59 Main Street, Glen Rock, York County, Pennsylvania; 234 N. Main Street, Loganville, York County, Pennsylvania; 16576 Susquehanna Trail South, New Freedom, York County, Pennsylvania; Corner of Noss Road & Route 616, York New Salem, York County, Pennsylvania; 3093 Cape Horn Road, Red Lion, York County, Pennsylvania; 55 Wetzel Drive, Hanover, York County, Pennsylvania; 2685 South Queen St., York, York County, Pennsylvania; and 4501 Hanover Pike, Manchester, Carroll County, Maryland.

     In addition to the offices above, Community Banks leases offices at Main Street, Pillow, Dauphin County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2008; 600 Carlisle Street, Hanover, York County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2006; and 509 Greenbriar Road, York, York County, Pennsylvania, pursuant to a lease which, with renewal options, will extend to the year 2029. Also, the Bank leases offices at 390 E. Penn Drive, Enola, Cumberland County, Pennsylvania; Route 93, Conyngham, Luzerne County, Pennsylvania; 77 Airport Road, Hazleton, Luzerne County, Pennsylvania; 6700 Derry Street, Rutherford, Dauphin County, Pennsylvania; 16 N. George St., York, York County, Pennsylvania; 2146 North Second Street, Harrisburg, Dauphin County, Pennsylvania; and 750 East Park Drive, Harrisburg, Dauphin County, Pennsylvania.

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

     From time to time, the subsidiary bank also acquires real estate by virtue of foreclosure proceedings, such real estate is disposed of in the usual and ordinary course of business as expeditiously as is prudently possible.

Item 3.  Legal Proceedings:
---------------------------

     There are no material pending legal actions, other than litigation incidental to the business of the Corporation, to which the Corporation is a party.

Item 4.  Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.









APPENDIX A
----------

                           RETURN ON EQUITY AND ASSETS
        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000, 1999, AND 1998
        -----------------------------------------------------------------

                                            2002              2001             2000              1999             1998
                                            ----              ----             ----              ----             ----

Return on average equity                   15.46%            12.21%           15.08%            14.40%           12.22%

Return on average assets                    1.17%              .97%            1.12%             1.22%            1.21%

Average equity to average assets            7.55%             7.96%            7.45%             8.44%            9.88%

Dividend payout ratio                      36.07%            43.25%           37.48%            36.70%           40.09%

APPENDIX A
----------
Continued


          AMORTIZED COST AND ESTIMATED VALUES OF INVESTMENT SECURITIES
                             (dollars in thousands)

                      At December 31, 2002, 2001, and 2000
                      ------------------------------------


                                                            2002                       2001                         2000
                                                   --------------------------------------------------------------------------------

                                                                 Estimated                   Estimated                    Estimated
                                                   Amortized        Fair        Amortized       Fair         Amortized       Fair
                                                      Cost         Value          Cost         Value           Cost          Value
                                                   -------------------------------------------------------------------------------

Mortgage-backed U.S. government agencies           $ 206,450    $ 210,825      $  74,403    $  74,370       $  74,685    $  74,689
U.S. Government corporations and agencies            130,947      134,334        144,640      142,544         147,422      144,410
Obligations of states and political sub-
   divisions                                         172,391      177,135        172,223      169,993         102,741      104,173
Corporate securities                                  95,022       93,094         99,561       98,405          42,350       42,498
Equity  securities                                    50,610       52,413         57,846       58,589          23,689       24,049
                                                   ---------    ---------      ---------    ---------       ---------    ---------
   Total                                           $ 655,420    $ 667,801      $ 548,673    $ 543,901       $ 390,887    $ 389,819
                                                   =========    =========      =========    =========       =========    =========


                     COMMUNITY BANKS, INC. AND SUBSIDIARIES
                MATURITY DISTRIBUTION OF SECURITIES (Fair Value)
                             (dollars in thousands)
                             as of December 31, 2002
                             -----------------------


                                                             One          Five                                             Weighted
                                             Within        Through      Through       After                      Average    Average
                                            One Year      Five Years   Ten Years    Ten Years     Total         Maturity   Yield (a)
                                            ----------------------------------------------------------------------------------------

U.S. Government agencies                    $   9,675     $  44,159    $ 149,204    $ 142,121    $ 345,159     11yr.  7mos.    4.80%
Obligations of states and political
   subdivisions                                   544           729        6,060      169,802      177,135     17yr.  6mos.    7.09%
Other                                           4,036        15,386       25,396      100,689      145,507     12yr. 11mos.    4.99%
                                            ----------    ---------    ---------    ---------    ---------

      Total                                 $  14,255     $  60,274    $ 180,660    $ 412,612    $ 667,801     14yr.  2mos.    5.45%
                                            =========     =========    =========    =========    =========

Percentage of total                             2.13%         9.03%       27.05%       61.79%       100.0%
                                                ====          ====        =====        =====        =====

Weighted average yield (a)                      2.85%         4.94%        5.22%        5.71%        5.45%
                                                ====          ====         ====         ====         ====

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

APPENDIX A
----------
Continued





                            LOAN ACCOUNT COMPOSITION
                             (dollars in thousands)
                                as of December 31
                                -----------------




                                                2002              2001               2000               1999               1998
                                       --------------------------------------------------------------------------------------------
                                          Amount    Percent   Amount  Percent   Amount   Percent   Amount  Percent   Amount  Percent
                                          ------    -------   ------  -------   ------   -------   ------  -------   ------  -------
Commercial, financial and agricultural  $ 122,608    13.6%   $158,223  18.4%   $135,612   16.6%   $107,419   15.0%   $105,416  16.7%
Real-estate-construction                   15,693     1.7      21,225   2.5      22,403    2.7      17,003    2.4      17,643   2.8
Real estate-mortgage                      657,655    72.6     554,354  64.5     540,639   66.0     464,680   65.0     390,152  62.0
Personal-installment                       93,175    10.3     107,893  12.6     109,976   13.4     117,317   16.4     104,388  16.6
Other                                      16,252     1.8      17,209   2.0      10,228    1.3       8,583    1.2      12,169   1.9
                                        ---------   ------   -------- -----    --------  -----    --------  -----    -------- -----
                                          905,383   100.0%    858,904 100.0%    818,858  100.0%    715,002  100.0%    629,768 100.0%
                                        ---------   =====    -------- =====    --------  =====    --------  =====    -------- =====

Less:
   Unearned discount                         (815)             (1,626)           (3,984)            (6,986)           (10,018)
   Reserve for loan losses                (12,343)            (12,132)          (10,328)            (8,976)            (8,608)
                                        ---------            --------          --------           --------           --------
                                        $ 892,225            $845,146          $804,546           $699,040           $611,142
                                        =========            ========          ========           ========           ========





     The Corporation's loan activity is principally with customers located within its local market area. The Corporation continues to maintain a diversified loan portfolio and has no significant loan concentration in any economic sector. Commercial, financial, and agricultural loans consist principally of commercial lending secured by financial assets of businesses including accounts receivable, inventories and equipment, and, in most cases, include liens on real estate. Real estate construction and mortgage loans are primarily 1 to 4 family residential loans secured by residential properties within the bank's market area. Personal-installment loans consist principally of secured loans for items such as automobiles, property improvement, household and other consumer goods. The Corporation continues to sell fixed rate mortgages in the secondary market to manage interest rate risk. Historically, relative credit risk of commercial, financial and agricultural loans has generally been greater than that of other types of loans.

APPENDIX A
----------
Continued



                MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST
                RATES FOR COMMERCIAL, FINANCIAL AND AGRICULTURAL
                       AND REAL-ESTATE CONSTRUCTION LOANS
                             (dollars in thousands)
                             as of December 31, 2002
                             -----------------------


                                                                       Maturity Distribution
                                                                       ---------------------

                                                   One Year          One to          Over Five
                                                    Or Less        Five Years          Years            Total
                                                    -------        ----------          -----            -----
Commercial, financial and                        $    99,292       $   89,308       $   106,906      $  295,506
   agricultural                                        2,312               56               247           2,615
Real estate-construction                         -----------       ----------       -----------      ----------
                                                 $   101,604       $   89,364       $   107,153      $  298,121
                                                 ===========       ==========       ===========      ==========

                                                               Interest Sensitivity
                                                               --------------------

                                                   Variable           Fixed            Total
                                                   --------           -----            -----
Due in one year or less                          $    75,120       $   26,484       $   101,604
Due after one year                                   124,896           71,621           196,517
                                                 -----------       ----------       -----------
                                                 $   200,016       $   98,105       $   298,121
                                                 ===========       ==========       ===========


APPENDIX A
----------
Continued


                                RISK ELEMENTS (a)
                             (dollars in thousands)
                                as of December 31
                                -----------------

                                                      2002             2001              2000             1999             1998
                                                      ----             ----              ----             ----             ----
Loans on which accrual of interest has
been discontinued:
     Commercial, financial and agricultural        $     757         $  3,783          $  2,042         $  2,231         $  3,037
     Mortgages                                         8,250            6,952             3,445            3,203            2,419
     Other                                               386              355               356              222              282
                                                   ---------         --------          --------         --------         --------

                                                       9,393           11,090             5,843            5,656            5,738
                                                   ---------         --------          --------         --------         --------

Loans renegotiated with borrowers                        ---              ---               205              254              248
                                                   ---------         --------          --------         --------         --------

Total non-accrual loans                                9,393           11,090             6,048            5,910            5,986

Other real estate owned                                1,183              631               416              615              853
                                                   ---------         --------          --------         --------         --------

Total non-performing assets                           10,576           11,721             6,464            6,525            6,839
Loans past due 90 days or more:
   Commercial, financial and agricultural                ---            1,002                 8              146               47
   Mortgages                                             913              405               495              147              353
   Personal installment                                   26              239                98               73               36
   Other                                                  22               13                11               12                7
                                                   ---------         --------          --------         --------         --------
                                                         961            1,659               612              378              443
                                                   ---------         --------          --------         --------         --------
Total                                              $  11,537         $ 13,380          $  7,076         $  6,903         $  7,282
                                                   =========         ========          ========         ========         ========

     (a) The determination to discontinue the accrual of interest on non-performing loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

     The approximate amount that would have been accrued on those loans for which interest was discontinued in 2002 was $250,000. Interest income from these loans would have approximated $605,000 in 2001.

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

APPENDIX A
----------
Continued


                              LOAN LOSS EXPERIENCE
                             (dollars in thousands)
        For the years ended December 31, 2002, 2001, 2000, 1999, and 1998
        -----------------------------------------------------------------

                                                         2002               2001             2000             1999          1998
                                                         ----               ----             ----             ----          ----
Loans at year-end, net of unearned income              $904,568           $857,278         $814,874        $708,016       $619,750
                                                       ========           ========         ========        ========       ========
Average loans balance (a)                              $886,808           $838,178         $768,204        $665,422       $579,926
                                                       ========           ========         ========        ========       ========
Balance, allowance for loan losses,
          January 1                                    $ 12,132           $ 10,328         $  8,976        $  8,608       $  8,535

Net charge-offs (b)                                      (3,139)            (3,276)          (1,511)         (1,220)        (1,981)
Provision for loan losses,                                3,350              5,080            2,863           1,588          2,054
                                                       --------           --------         --------        --------       --------

Balance, allowance for loan losses,
          December 31                                  $ 12,343           $ 12,132         $ 10,328        $  8,976       $  8,608
                                                       ========           ========         ========        ========       ========

Net charge-offs to loans at year end                       .35%               .38%             .19%            .17%           .32%
Net charge-offs to average loans (a)                       .35%               .39%             .20%            .18%           .34%

Balance of allowance for loan losses
          to loans at year end                            1.36%              1.42%            1.27%           1.27%          1.39%

(a) Averages are a combination of monthly and daily averages.

(b) For detail, see Schedule of Loans Charged Off and Recovered.


     The allowance for loan losses is based upon management's continuing evaluation of the loan portfolio. A review as to loan quality, current macro-economic conditions and delinquency status is performed at least on a quarterly basis. The provision for loan losses is adjusted quarterly based upon current review. The table on page 16 presents an allocation by loan categories of the allowance for loan losses at December 31 for the last five years. In retrospect, the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current condition. Accordingly, the entire allowance is available to absorb losses in any category.

APPENDIX A
----------
Continued


     The amount of the allowance assigned to each component of the loan portfolio is derived from a combination of factors. Estimation methods and assumptions used in the process are reviewed periodically by both management and a committee of the board of directors. The methodology used by the Corporation in estimating the allowance has not changed during 2002.

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

     To ensure adequacy to a higher degree of confidence, a portion of the allowance for loan losses is considered unallocated. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable. The inherent unallocated allowance includes management's subjective determination of amounts necessary for such things as economic uncertainties and the possible use of imprecise estimates in determining the allocated portion of the allowance. The unallocated portion of the allowance, when added to these allocated amounts, brings the total to the amount deemed prudent and reasonable by management at that time. This unallocated portion is available to absorb losses sustained anywhere within the loan portfolios. Management believes that the allowance for loan losses at December 31, 2002 was adequate to absorb probable credit losses in the portfolio as of that date.

     The provision for loan losses totaled $3,350,000 for the year ended December 31, 2002, compared to $5,080,000, $2,863,000, $1,588,000, and
$2,054,000  for the  years  ended  December  31,  2001,  2000,  1999,  and 1998, respectively. The relationship of the allowance for loan losses to loans at year-end approximated 1.36% compared to ratios ranging from 1.27% to 1.42% for the previous four years. In reviewing the adequacy of the allowance for loan losses, management considered the relationship of non-accrual loans and accruing loans contractually past due 90 days or more to total assets. This relationship approximated .62%, .84%, .51%, .55%, and .63% at year-end 2002, 2001, 2000,
1999, and 1998, respectively.

APPENDIX A
----------
Continued


                         LOANS CHARGED OFF AND RECOVERED
                             (dollars in thousands)
        For the years ended December 31, 2002, 2001, 2000, 1999, and 1998
        -----------------------------------------------------------------

                                                         2002               2001             2000            1999           1998
                                                         ----               ----             ----            ----           ----

Loans charged off:
   Commercial, financial and agricultural              $  1,355           $  2,275         $    303        $    489       $  1,304
   Real estate-mortgage                                   1,997                484              521             190            248
   Personal installment                                      86                108              215             903            833
   Other                                                    742                909              886              81             77
                                                       --------           --------         --------        --------       --------
Total                                                     4,180              3,776            1,925           1,663          2,462
                                                       --------           --------         --------        --------       --------
Loans recovered:
   Commercial, financial and agricultural                   507                120               23             140             53
   Real estate-mortgage                                     153                108               83              43            104
   Personal installment                                     363                254              298             243            299
   Other                                                     18                 18               10              17             25
                                                       --------           --------         --------        --------       --------
Total                                                     1,041                500              414             443            481
                                                       --------           --------         --------        --------       --------
    Net charge-offs                                    $  3,139           $  3,276         $  1,511        $  1,220       $  1,981
                                                       ========           ========         ========        ========       ========



                                  ALLOCATION OF
                           ALLOWANCE FOR LOAN LOSSES*
                             (dollars in thousands)
                                as of December 31
                                -----------------

                                                         2002               2001             2000            1999           1998
                                                         ----               ----             ----            ----           ----

Loans:
    Commercial, financial and agricultural             $  6,305           $  9,285         $  5,268        $  3,030       $  3,008
    Real estate-construction                                ---                 10               14               9              7
    Real estate-mortgage                                  1,936                965            1,593           1,509          1,726
    Installment                                           1,767              1,030            1,748           1,575          1,566
    Unallocated                                           2,335                842            1,705           2,853          2,301
                                                       --------           --------         --------        --------       --------
Balance                                                $ 12,343           $ 12,132         $ 10,328        $  8,976       $  8,608
                                                       ========           ========         ========        ========       ========


*See Schedule "Loan Account Composition" for the percent of loan classification to total loans.

APPENDIX A
----------
Continued



                          MATURITY DISTRIBUTION OF TIME
                          DEPOSITS OF $100,000 OR MORE
                             (dollars in thousands)
                             as of December 31, 2002
                             -----------------------


         Remaining to Maturity:
         Less than three months                     $  20,776
         Three months to six months                    13,636
         Six months to twelve months                   32,339
         More than twelve months                       45,296
                                                    ---------
                                                    $ 112,047
                                                    =========







                          MATURITY DISTRIBUTION OF ALL
                                  TIME DEPOSITS
                             (dollars in thousands)
                             as of December 31, 2002
                             -----------------------


         Remaining Maturity:
         One year or less                           $ 312,177
         After one year through two years             160,595
         After two years through three years           63,556
         After three years through four years          17,451
         After four years through five years           60,055
         After five years                               5,204
                                                    ---------
                                                    $ 619,038
                                                    =========

APPENDIX A
----------
Continued




                            INTEREST RATE SENSITIVITY

     The excess of interest-earning assets over interest-bearing liabilities, which are expected to mature or reprice within a given period is commonly referred to as the "GAP" for that period. For an institution with a positive GAP, the amount of income earned on its assets fluctuates more than the cost of its liabilities in response to changes in the prevailing rates of interest during the period. Accordingly, in a period of decreasing interest rates, institutions with a positive GAP will experience a greater decrease in the yield on their assets than in the cost of their liabilities. Conversely, in a period of rising interest rates, institutions with a positive GAP face a greater increase in the yield on their assets than in the cost of their liabilities. An increasing interest rate environment is favorable to institutions with a positive GAP because more of their assets than their liabilities adjust during the period and, accordingly, the increase in the yield of their assets is greater than the increase in the cost of their liabilities.

     The negative GAP between the Corporation's interest-earning assets and interest-bearing liabilities maturing or repricing within one year approximated 5% of total assets at December 31, 2002.

     Significant maturity/repricing assumptions (based on internal analysis) include the presentation of all savings, Money Market, and NOW accounts as being 100% interest rate sensitive. Equity securities are reflected in the longest time interval. Assumed pay downs on mortgage-backed securities and loans have also been included in all time intervals.

     The following  table sets forth the scheduled  repricing or maturity of the
Corporation's   interest-earning  assets  and  interest-bearing  liabilities  at
December 31, 2002.

APPENDIX A
----------
Continued



Interest Rate Sensitivity
------------------------------------------------------------------------------------------------------------------------------
At December 31, 2002                            1-90             90-180          180-365            1 year
Dollars in thousands                            days              days             days             or more           Total
------------------------------------------------------------------------------------------------------------------------------

Assets
Interest-bearing deposits in
   other banks                                $     951               ---              ---               ---        $      951
Investment securities                           110,487         $  40,220       $   67,684         $ 449,410           667,801
Loans, net of unearned income*                  299,987            70,423           87,846           446,312           904,568
Loans held for sale                                  96                96              192             2,565             2,949
------------------------------------------------------------------------------------------------------------------------------
Total                                         $ 411,521         $ 110,739       $  155,722         $ 898,287        $1,576,269
------------------------------------------------------------------------------------------------------------------------------
Liabilities
Savings                                       $ 345,598         $     ---       $      ---         $     ---        $  345,598
Time                                             81,818            60,044          107,129           258,000           506,991
Time in denominations of
   $100,000 or more                              20,776            13,636           32,339            45,296           112,047
Short-term borrowings                            69,125               ---              ---               ---            69,125
Long-term debt                                      840               840            6,680           312,173           320,533
Subordinated debentures                          15,000               ---              ---               ---            15,000
------------------------------------------------------------------------------------------------------------------------------
Total                                         $ 533,157         $  74,520       $  146,148         $ 615,469        $1,369,294
------------------------------------------------------------------------------------------------------------------------------


Interest Sensitivity Gap
Periodic                                      $(121,636)        $  36,219       $    9,574         $ 282,818
Cumulative                                                        (85,417)         (75,843)          206,975
Cumulative gap as a percentage
   of earning assets                               (8)%              (5)%             (5)%               13%

*Does not include non-accrual loans.



Forward-Looking Statements:
--------------------------

     Incorporated by reference is the information appearing under the heading "Forward-Looking Statements" on page 40 of the Annual Report to Stockholders for the year ended December 31, 2002 (hereafter referred to as the "Annual Report").

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters:
-------  ----------------------------------------------------------------------

     Incorporated by reference is the information appearing under the heading "Market for the Corporation's Common Stock and Related Securities Holders Matters" on page 41 of the Annual Report.

     On December 19, 2002, the Corporation, through its subsidiary CMTY Capital Trust I, issued and sold to TPref Funding III, Ltd., 15,000 trust preferred securities for an aggregate offering price of $15 million. The trust securities were exempt from registration under the private offering exemption in Section 4(2) of the Securities Act of 1933. The proceeds of the sale were used by CMTY for general corporate purposes.

                      Equity Compensation Plan Information


Plan Category                 Number of securities          Weighted average              Number of securities
                              to be issued upon             exercise price of             remaining available
                              exercise of                   outstanding options,          for future issuance
                              outstanding options,          warrants and rights           under equity
                              warrants and rights                                         compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column
                                                                                          (a))
                              (a)                           (b)                           (c)

Equity compensation
plans approved by
security holders              786,397                       $19.74                        882,669

Equity compensation
plans not approved
by security holders           -0-                           -0-                           -0-
Total                         786,397                       $19.74                        882,669


Item 6.  Selected Financial Data:
-------  ------------------------

     Incorporated by reference is the information appearing under the heading "Financial Highlights" on page 28 of the Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operation:
         -------------

     Incorporated by reference is the information appearing under the headings "Rate/Volume Analysis"; "Average Balances, Effective Interest Differential and Interest Yields"; and "Management's Discussion of Financial Condition and Results of Operations' on pages 29 through 41 of the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

     Community Banks, Inc. has only virtually no involvement with derivative financial instruments and does not use them for trading purposes. These derivatives are embedded in their host contract and are not required to be bifurcated. The business of the Corporation and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities and investment securities), which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Other than loans, which are originated and held for sale, all of the financial instruments of the Corporation are for other than trading purposes.

     Interest rate sensitivity results when the maturity or repricing intervals of interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Corporation's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. The Corporation's exposure to interest rate sensitivity is managed primarily through the Corporation's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Corporation's primary source of interest-bearing liabilities is customer deposits, its ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which it operates. Borrowings, which include Federal Home Loan Bank (FHLB) advances and short-term loans, subordinated notes, and other short-term and long-term borrowings are generally structured with specific terms which in management's judgement, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate the Corporation's exposure to interest rate sensitivity.

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

Embedded Options
----------------

     A substantial portion of the Corporation's loans and mortgage-backed securities and residential mortgage loans contain significant embedded options, which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including the current interest rate and interest rate index (if any) of the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed and adjustable-rate loans pursuant to the current relative levels and expectations of future short and long-term interest rates.

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

     The following table reflects the estimated present value of assets, liabilities and equity using the model for Community Banks, Inc. as of December 31, 2002 at current interest rates and hypothetically, higher and lower interest rates of one and two percent.


                                                                                         Base
                                                        -2%             -1%          Present Value         +1%             +2%
                                                    ------------------------------------------------------------------------------

                   Assets                                                       (dollars in thousands)
Cash, interest-bearing time deposits,
    and federal funds sold.......................   $   37,088      $   37,088        $   37,088       $   37,088       $   37,088
Investment securities............................      678,878         661,164           643,451          625,737          608,023
Loans, net of unearned income....................      934,143         923,134           911,547          900,261          888,475
Loans held for sale..............................       11,325          11,228            11,134           11,046           10,961
Other assets.....................................       71,301          71,301            71,301           71,301           71,301
                                                    ----------      ----------        ----------       ----------       ----------

     Total assets................................   $1,732,735      $1,703,915        $1,674,521       $1,645,433       $1,615,848
                                                    ==========      ==========        ==========       ==========       ==========

               Liabilities
Deposits.........................................   $1,161,271      $1,153,431        $1,144,891       $1,136,570       $1,128,461
Short-term borrowings............................       67,234          67,234            67,234           67,234           67,234
Long-term debt...................................      404,473         371,429           344,236          321,562          302,401
Subordinated debentures                                 15,000          15,000            15,000           15,000           15,000
Other liabilities................................       15,056          15,056            15,056           15,056           15,056
                                                    ----------      ----------        ----------       ----------       ----------

     Total liabilities...........................    1,663,034       1,622,150         1,586,417        1,555,422        1,528,152
                                                    ----------      ----------        ----------       ----------       ----------

     Total stockholders' equity..................       69,701          81,765            88,104           90,011           87,696
                                                    ----------      ----------        ----------       ----------       ----------
     Total liabilities and stockholders'
        equity...................................   $1,732,735      $1,703,915        $1,674,521       $1,645,433       $1,615,848
                                                    ==========      ==========        ==========       ==========       ==========


Item 8.  Financial Statements and Supplementary Data:
-------  --------------------------------------------

Critical Accounting Policies

     The Corporation has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of its financial statements. The significant accounting policies of the Corporation are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experiences and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Corporation. The Corporation believes that the allowance for loan losses, which is discussed in the section titled "Determination of the Allowance for Loan Losses" (incorporated by reference on page 37 of the Annual Report) requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. See "Footnote 2 - Summary of Significant Accounting Policies" (incorporated by reference on pages 10 and 11 of the Annual Report) for a detailed description of the Corporation's estimation process and methodology related to the allowance for loan losses.

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 24, 2003, are incorporated by reference to pages 6 through 27 of the Annual Report.



Item 9.  Changes in and Disagreements With Accountants on Accounting and
-------  ----------------------------------------------------------------
         Financial Disclosure:
         ----------------------

         None.

                                    PART III

 Item 10.  Directors and Executive Officers of the Registrant:
---------  ---------------------------------------------------

     Incorporated by reference to the Corporation's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed on or before April 30, 2003.

Item 11.  Executive Compensation:
-------   ----------------------

     Incorporated by reference to the Corporation's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed on or before April 30, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
--------  -------------------------------------------------------------------
          Related Stockholder Matters:
          ----------------------------

     Incorporated by reference to the Corporation's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed on or before April 30, 2003.

Item 13.  Certain Relationships and Related Transactions:
--------  -----------------------------------------------

     Incorporated by reference to the Corporation's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed on or before April 30, 2003.

Item 14.  Controls and Procedures:
-------   ------------------------

     Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days prior to the filing date of this annual report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this annual report was prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K:
--------  -----------------------------------------------------------------

                                                                                     Reference (page)
                                                                                     ----------------
(a) (1)    Consolidated Financial Statements                                    Form         Annual Report to
                                                                                10-K            Shareholders
                                                                                ----            ------------
           Report of Independent Accountants                                    ---                  27

           Balance Sheets as of December 31, 2002
             and 2001                                                           ---                   6

           Statements of Income for each of the three years
             ended December 31, 2002                                            ---                   7

           Statements of Changes in Stockholders' Equity for each of the
             three years ended December 31, 2002.                               ---                   8

           Statements of Cash Flows for each of the three years ended
             December 31, 2002                                                  ---                   9


           Notes to Financial Statements                                        ---               10-26

(a) (2) All other schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission on the schedule.

(a) (3)    Exhibits

             (13) Portions of the Annual Report to Security Holders
                  incorporated by reference within this document is filed as part of this report.
             (21) Subsidiaries of the Registrant (See Item 1, page 4.)

(b) The registrant filed the following reports on Form 8-K during the fourth calendar quarter of the year ending December 31, 2002:

          Report Dated October 18, 2002
          -----------------------------
          Registrant announced its earnings for the period ended
          September 30, 2002.

          Report Dated October 30, 2002
          -----------------------------
          Registrant released information pursuant to Regulation FD with respect to presentation materials, which were made available to the investment community by Community Banks, Inc.

          Report Dated November 5, 2002
          -----------------------------
          Registrant announced a stock repurchase agreement.

          Report Dated December 17, 2002
          ------------------------------
          Registrant announced an Agreement and Plan of Reorganization between Community Banks, Inc. and the Abstracting Company of York County.


(c)   Exhibits

         (3)(i) Articles of Incorporation - Incorporated by reference to
                Exhibit 3.1, attached to Community's registration on Form 8-A, filed on May 13, 2002
         (3)(ii)By-Laws
         (4)    Instruments defining the rights of the holders of trust
                capital securities and sold by the Corporation are not
                attached, as the amount of such securities is less than 10%
                of the consolidated assets of the Corporation and its subsidiaries, and the securities have not been registered.
                The Corporation agrees to provide copies of such instruments to the SEC upon request.
         (10)   Material Contracts
         10.1  2000 Directors'  Stock Option Plan,  incorporated by reference to
               Exhibit 4 to Community's registration on Form S-8, filed on May 17, 2000
         10.2  1998  Long-Term  Incentive  Plan,  incorporated  by  reference to
               Exhibit 4 to Community's registration on Form S-8, filed on June 18, 1998
         10.3  Form of Stock Option Agreement - Directors Stock Option Plan
         10.4  Form of Stock Option Agreement - Long-Term Incentive Plan
         10.5  Employment   Agreement of  Eddie  L. Dunklebarger
         10.6  Employment Agreement of Donald F. Holt
         10.7  Employment Agreement, and amendment thereto, of Robert W. Lawley
         10.8  Employment Agreement, and amendment thereto, of Anthony N. Leo
         10.9  Employment  Agreement,  and  amendment  thereto,  of  Jeffrey  M.
               Seibert
         10.10 Salary  Continuation  Agreement,  and amendment thereto, of Eddie
               L. Dunklebarger
         10.11 Salary Continuation  Agreement,  and amendment thereto, of Robert
                W. Lawley
         10.12 Salary Continuation Agreement,  and amendment thereto, of Anthony
               N. Leo
         10.13 Salary Continuation Agreement,  and amendment thereto, of Jeffrey
               M. Seibert
         10.14 Rights Agreement between Community Banks, Inc. and Community Banks, dated February 28, 2002, incorporated by reference to
               Exhibit 1 to Community's registration on Form 8-A, filed on February 27, 2002
         10.15 Community Banks, Inc. 401(k) Plan
         23.1  Consent of Independent Accountants - PricewaterhouseCoopers LLP
         23.2  Consent of Independent Accountants - Beard Miller Company LLP
         99.1  Certification of Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.
         99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99.3  Independent Auditor's Report - Beard Miller Company LLP

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Community Banks, Inc.

                         By: /S/ (Eddie L. Dunklebarger)
                          -----------------------------
                                 (Eddie L. Dunklebarger)
                  Chairman of the Board, President and Director


Date: 3/28/03

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /S/     (Donald F. Holt)              Ex. Vice President and            3/28/03
----------------------------------     Chief Financial Officer
         (Donald F. Holt)

 /S/     (Ronald E. Boyer)             Director                          2/11/03
----------------------------------
         (Ronald E. Boyer)

 /S/     (Samuel E. Cooper)            Director                          2/11/03
----------------------------------
         (Samuel E. Cooper)

 /S/     (Kenneth L. Deibler)          Director                          2/11/03
----------------------------------
         (Kenneth L. Deibler)

                                       Director
----------------------------------
         (Peter DeSoto)

 /S/     (Thomas W. Long)              Director                          2/11/03
----------------------------------
         (Thomas W. Long)

 /S/     (Donald L. Miller)            Director                          2/11/03
----------------------------------
         (Donald L. Miller)

 /S/     (Thomas L. Miller)            Director                          2/11/03
----------------------------------
         (Thomas L. Miller)

 /S/     (Earl L. Mummert)             Director                          2/11/03
----------------------------------
         (Earl L. Mummert)

                                       Director
----------------------------------
         (Wayne H. Mummert)

 /S/     (Scott J. Newkam)             Director                          2/11/03
----------------------------------
         (Scott J. Newkam)


 /S/     (Robert W. Rissinger)         Director                          2/11/03
----------------------------------
         (Robert W. Rissinger)

 /S/     (Allen Shaffer)               Director                          2/11/03
----------------------------------
         (Allen Shaffer)

 /S/     (John W. Taylor, Jr.)         Director                          2/11/03
----------------------------------
         (John W. Taylor, Jr.)

 /S/     (James A. Ulsh)               Director                          2/11/03
----------------------------------
         (James A. Ulsh)

                                  CERTIFICATION

I, Eddie L. Dunklebarger, certify that:

1. I have reviewed this annual report on Form 10-K of Community Banks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  3/28/03                                        /s/ Eddie L. Dunklebarger
    ----------------------------                     ---------------------------
                                                         Eddie L. Dunklebarger
                                                        Chairman and President
                                                       (Chief Executive Officer)

                                  CERTIFICATION

I, Donald F. Holt, certify that:

1. I have reviewed this annual report on Form 10-K of Community Banks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  3/28/03                                          /s/ Donald F. Holt
    ----------------------------                       -------------------------
                                                           Donald F. Holt
                                                       Executive Vice President
                                                       (Chief Financial Officer)