Form 10-Q
period 2003-03-31
COMMUNITY BANKS INC /PA/
filed 2003-05-15
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 2003

                                   No. 0-15786
                                   -----------
                             (Commission File Number)

                              COMMUNITY BANKS, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


     PENNSYLVANIA                                              23-2251762
------------------------                                ------------------------
(State of Incorporation)                                (IRS Employer ID Number)

750 East Park Dr., Harrisburg, PA                                17111
----------------------------------------                      -----------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (717) 920-1698
                        -------------------------------
                        (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                       -----     -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). YES  X     NO
                                               -----     -----

                Number of shares outstanding as of March 31, 2003

CAPITAL STOCK-COMMON                                            9,590,000
--------------------                                      ---------------------
 (Title of Class)                                          (Outstanding Shares)

                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                                   INDEX 10-Q


PART I - Financial Information

Item 1.     Financial Statements

      Consolidated Interim Balance Sheets..................................    3
      Consolidated Interim Statements of Income............................    4
      Consolidated Interim Statements of Changes in Stockholders' Equity...    5
      Consolidated Interim Statements of Cash Flows........................    6
      Notes to Consolidated Interim Financial Statements................... 7-10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation.............................11-16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....   17

Item 4.     Controls and Procedures .......................................   17


PART II - Other Information

Item 1.     Legal Proceedings..............................................   18

Item 2.     Changes in Securities and Use of Proceeds......................   18

Item 3.     Defaults Upon Senior Securities................................   18

Item 4.     Submission of Matters to a Vote of Security Holders............   18

Item 5.     Other Information..............................................   18

Item 6.     Exhibits and Reports on Form 8-K...............................18-20


SIGNATURES.................................................................21-23

COMMUNITY BANKS, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

Consolidated Interim Balance Sheets
(Unaudited)
(Dollars in thousands except per share data)

                                                                             March 31,                December 31,
                                                                               2003                       2002
                                                                          --------------             -------------

ASSETS

Cash and due from banks.....................................              $       41,740             $      36,137
Interest-bearing time deposits in other banks...............                       1,106                       951
Investment securities, available for sale...................                     716,696                   667,801
Loans.......................................................                     940,730                   904,568
   Less:  Allowance for loan losses.........................                     (12,653)                  (12,343)
                                                                          --------------              ------------
              Net loans.....................................                     928,077                   892,225
Premises and equipment, net.................................                      24,012                    24,209
Goodwill....................................................                       1,031                     1,031
Identifiable intangible assets..............................                         710                       729
Other real estate owned.....................................                         729                     1,183
Loans held for sale.........................................                       8,292                    11,483
Accrued interest receivable and other assets................                      45,551                    44,149
                                                                          --------------             -------------

     Total assets...........................................              $    1,767,944             $   1,679,898
                                                                          ==============             =============

LIABILITIES

Deposits:
   Demand (non-interest bearing)............................              $      166,028             $     168,277
   Savings..................................................                     371,859                   345,598
   Time.....................................................                     501,018                   506,991
   Time in denominations of $100,000 or more................                     107,238                   112,047
                                                                          --------------             -------------
   Total deposits..........................................                    1,146,143                 1,132,913
Short-term borrowings.......................................                     141,892                    69,125
Long-term debt..............................................                     319,823                   320,533
Subordinated debentures.....................................                      15,000                    15,000
Accrued interest payable and other liabilities..............                      14,248                    13,165
                                                                          --------------             -------------

   Total liabilities........................................                   1,637,106                 1,550,736
                                                                          --------------             -------------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000 shares
   authorized; no shares issued and outstanding.............                         ---                       ---
Common stock-$5.00 par value; 20,000,000
   shares authorized; 9,880,000 and 9,881,000 shares
   issued in 2003 and 2002, respectively....................                      49,338                    47,053
Surplus.....................................................                      57,209                    46,418
Retained earnings...........................................                      25,204                    35,344
Accumulated other comprehensive income, net of
   tax of $3,216 and $3,520, respectively...................                       5,972                     6,538
Less: Treasury stock of 290,000 and 271,000
   shares at cost, respectively.............................                      (6,885)                   (6,191)
                                                                          --------------             -------------
  Total stockholders' equity................................                     130,838                   129,162
                                                                          --------------             -------------

  Total liabilities and stockholders' equity................              $    1,767,944             $   1,679,898
                                                                          ==============             =============


Issued and treasury shares have been restated to reflect the stock dividend payable April 30, 2003. The accompanying notes are an integral part of the consolidated interim financial statements.


COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income
(Unaudited)
(Dollars in thousands except per share data)

                                                                          Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                          2003            2002
                                                                      --------------------------
INTEREST INCOME:
   Interest and fees on loans.....................................    $   16,066      $   16,608
   Interest and dividends on investment securities:
      Taxable.....................................................         5,111           4,955
      Exempt from federal income tax..............................         2,592           2,507
   Federal funds interest.........................................           ---              26
   Other interest income..........................................             2              11
                                                                      ----------      ----------
      Total interest income.......................................        23,771          24,107
                                                                      ----------      ----------

INTEREST EXPENSE:
   Interest on deposits:
      Savings.....................................................           755           1,124
      Time........................................................         4,378           5,199
      Time in denominations of $100,000 or more...................           885             967
   Interest on short-term borrowings and long-term debt...........         4,441           4,180
   Interest on subordinated debentures............................           179             ---
   Federal funds purchased and repo interest......................            60             168
                                                                      ----------      ----------
      Total interest expense......................................        10,698          11,638
                                                                      ----------      ----------
      Net interest income.........................................        13,073          12,469
Provision for loan losses.........................................           400           1,600
                                                                      ----------      ----------
      Net interest income after provision for loan losses.........        12,673          10,869
                                                                      ----------      ----------

NON-INTEREST INCOME:
   Investment management and trust services.......................           317             201
   Service charges on deposit accounts............................         1,041             760
   Other service charges, commissions and fees....................           754             651
   Investment security gains .....................................         1,047             518
   Insurance premium income and commissions.......................           410             530
   Gains on loan sales............................................           426             385
   Other income...................................................           394             637
                                                                      ----------      ----------
      Total non-interest income...................................         4,389           3,682
                                                                      ----------      ----------

NON-INTEREST EXPENSES:
   Salaries and employee benefits.................................         5,900           5,152
   Net occupancy expense..........................................         1,766           1,196
   Other operating expense........................................         3,123           3,075
                                                                      ----------      ----------
      Total non-interest expenses.................................        10,789           9,423
                                                                      ----------      ----------
      Income before income taxes..................................         6,273           5,128
Income taxes .....................................................         1,172             677
                                                                      ----------      ----------

      Net income..................................................    $    5,101      $    4,451
                                                                      ==========      ==========

Consolidated per share data:
   Basic earnings per share.......................................    $      .53      $      .46
   Diluted earnings per share.....................................    $      .52      $      .45
   Dividends declared.............................................    $      .19      $      .15


Per share data has been restated to reflect the stock dividend payable April 30, 2003. The accompanying notes are an integral part of the consolidated interim financial statements.



COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands except per share data)

                                                                   Three Month Periods Ended March 31

                                                                                       Accumulated
                                                                                          Other
                                               Common                 Retained        Comprehensive        Treasury         Total
                                               Stock      Surplus     Earnings            Income             Stock         Equity
                                              ------------------------------------------------------------------------------------

Balance, January 1, 2002.................     $44,839     $35,906      $36,923          $ (4,024)          $ (2,395)      $111,249
   Comprehensive income:
      Net income.........................                                4,451                                               4,451
      Change in unrealized gain (loss)
      on securities, net of tax of $(1,035)
        and reclassification adjustment
         of $518 ........................                                                 (1,923)                           (1,923)
                                                                                                                          --------
     Total comprehensive income..........                                                                                    2,528
Cash dividends ($.15 per share)..........                               (1,498)                                             (1,498)
5% stock dividend (448,000 shares).......       2,241      10,177      (12,418)
Purchases of treasury stock
   (70,000 shares).......................                                                                    (1,763)        (1,763)
Issuance of additional shares
   (32,000 net shares of treasury
    stock reissued)......................          (2)                    (231)                                 668            435
                                              -------     -------      -------          --------           --------       --------

Balance, March 31, 2002..................     $47,078     $46,083      $27,227          $ (5,947)          $ (3,490)      $110,951
                                              =======     =======      =======          ========           ========       ========


Balance, January 1, 2003.................     $47,053     $46,418      $35,344          $  6,538           $ (6,191)      $129,162
   Comprehensive income:
     Net income..........................                                5,101                                               5,101
    Change in unrealized gain (loss)
    on securities, net of tax of $(305)
     and reclassification adjustment
      of $1,047..........................                                                   (566)                             (566)
                                                                                                                          --------
     Total comprehensive income..........                                                                                    4,535
Cash dividends ($.19 per share)..........                               (1,830)                                             (1,830)
5% stock dividend (470,000 shares).......       2,290      10,668      (12,958)
Purchases of treasury stock
....(69,000 shares).......................                                                                    (1,939)        (1,939)
Issuance of additional shares
    (51,000 net shares of treasury
....stock reissued and 1,000 shares
    of common stock canceled)............          (5)        123         (453)                               1,245            910
                                              -------     -------      -------          --------           --------       --------

Balance, March 31, 2003..................     $49,338     $57,209      $25,204          $  5,972           $ (6,885)      $130,838
                                              =======     =======      =======          ========           ========       ========


Per share data has been restated to reflect the stock dividend payable April 30, 2003. The accompanying notes are an integral part of the consolidated interim financial statements.


COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                     --------------------------------------
                                                                                        2003                       2002
                                                                                     --------------------------------------
Operating Activities:
   Net income.....................................................                   $     5,101                $     4,451
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses....................................                           400                      1,600
     Depreciation and amortization................................                         1,416                        593
     Investment security gains....................................                        (1,047)                      (518)
     Loans originated for sale....................................                       (20,197)                   (17,077)
     Proceeds from sales of loans.................................                        23,814                     21,759
     Gains on loan sales..........................................                          (426)                      (385)
     Change in other assets, net..................................                          (658)                    (3,566)
     Change in accrued interest payable and
      other liabilities, net......................................                         1,083                       (157)
                                                                                     -----------                -----------
     Net cash provided by operating activities....................                         9,486                      6,700
                                                                                     -----------                -----------

Investing Activities:
   Net (increase) in interest-bearing time
    deposits in other banks.......................................                          (155)                      (900)
   Proceeds from sales of investment securities...................                        59,688                     45,404
   Proceeds from maturities of investment securities..............                        36,661                      3,020
   Purchases of investment securities.............................                      (145,734)                   (84,693)
   Net increase in total loans....................................                       (36,259)                   (24,908)
   Net increase in premises and equipment.........................                          (512)                      (786)
                                                                                     -----------                -----------
   Net cash used by investing activities..........................                       (86,311)                   (62,863)
                                                                                     -----------                -----------

Financing Activities:
   Net increase in total deposits.................................                        13,230                     92,782
   Net increase (decrease) in short-term borrowings...............                        72,767                    (17,422)
   Proceeds from issuance of long-term debt.......................                           ---                        ---
   Repayment of long-term debt....................................                          (710)                   (21,373)
   Cash dividends.................................................                        (1,830)                    (1,498)
   Purchases of treasury stock....................................                        (1,939)                    (1,763)
   Proceeds from issuance of common stock.........................                           910                        435
                                                                                     -----------                -----------
      Net cash provided by financing activities...................                        82,428                     51,161
                                                                                     -----------                -----------

     Increase (decrease) in cash and cash equivalents.............                         5,603                     (5,002)

   Cash and cash equivalents at beginning of period...............                        36,137                     44,764
                                                                                     -----------                -----------
   Cash and cash equivalents at end of period.....................                   $    41,740                $    39,762
                                                                                     ===========                ===========


The accompanying notes are an integral part of the consolidated interim financial statements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
 (Unaudited)


1.  Summary of Significant Accounting Policies
    ------------------------------------------

     Basis of Presentation - The accompanying unaudited consolidated financial statements of Community Banks , Inc. and Subsidiaries ("Community") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

     Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10K, for the year ended December 31, 2002.

     Community Banks, Inc. (Community) is a financial holding company whose wholly-owned subsidiaries include Community Banks, Community Bank Investments, Inc. (CBII), Community Banks Life Insurance Co. (CBLIC) and CMTY Capital Trust
I. Community Banks provides a wide range of services through its network of offices in Adams, Cumberland, Dauphin, Luzerne, Northumberland, Schuylkill, Snyder, and York Counties in Pennsylvania and Carroll County in Maryland.

     Statement of Cash Flows - Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $10,000 and $50,000 and $10,624,000 and $11,668,000 for income taxes and interest, respectively, for each of the three month periods ended March 31, 2003 and 2002. Excluded from the consolidated statements of cash flows for the periods ended March 31, 2003 and 2002 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totaling $7,000 and $2,218,000, respectively.

     Stock-based Compensation - Community has a stock-based compensation plan and accounts for this plan under the recognition and measurement principle of
APB No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Community had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation", to stock-based compensation.

                                                                      Three Months Ended March 31,
                                                                  (In Thousands, Except Per Share Data)
                                                                  -------------------------------------
                                                                           2003             2002
                                                                       ----------------------------
        Net income, as reported                                           $5,101           $4,451
        Deduct:  Total stock-based
           compensation expense determined under fair
           value based method for all awards, net of
           related tax effects                                              (127)             (99)
                                                                          ------           ------

        Pro forma net income                                              $4,974           $4,352
                                                                          ======           ======

        Earnings per share:
           Basic-as reported                                                $.53             $.46
                                                                            ====             ====
           Basic-pro forma                                                  $.52             $.45
                                                                            ====             ====

           Diluted-as reported                                              $.52             $.45
                                                                            ====             ====
           Diluted-pro forma                                                $.51             $.44
                                                                            ====             ====

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements, Continued
(Unaudited)


     Recent Accounting Developments - SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivatives instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.



2.  Investment Securities
    ---------------------

     The amortized cost and fair values of investment securities at March 31, 2003 and December 31, 2002 were as follows:



                                                                                                  March 31, 2003
                                                                                                  --------------
                                                                                       Amortized                   Fair
                                                                                          Cost                     Value
                                                                                      -----------               -----------

U.S. Treasury and federal agencies ......................................             $   143,230               $   146,083
Mortgage-backed U.S. government agencies.................................                 214,923                   218,199
Obligations of states and political subdivisions.........................                 185,359                   190,220
Corporate securities.....................................................                  97,139                    95,268
Equity securities........................................................                  64,534                    66,926
                                                                                      -----------               -----------

     Total...............................................................             $   705,185               $   716,696
                                                                                      ===========               ===========



                                                                                                December 31, 2002
                                                                                                -----------------
                                                                                       Amortized                    Fair
                                                                                          Cost                      Value
                                                                                      -----------               -----------

U.S. Treasury and federal agencies ......................................             $   130,947               $   134,334
Mortgage-backed U.S. government agencies.................................                 206,450                   210,825
Obligations of states and political subdivisions.........................                 172,391                   177,135
Corporate securities.....................................................                  95,022                    93,094
Equity securities........................................................                  50,610                    52,413
                                                                                      -----------               -----------

     Total...............................................................             $   655,420               $   667,801
                                                                                      ===========               ===========


COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements, Continued
 (Unaudited)

3. Allowance for loan losses
   -------------------------

     Changes in the allowance for loan losses are as follows:

                                                                  Three Months Ended        Year Ended         Three Months Ended
                                                                       March 31,            December 31,            March 31,
                                                                         2003                   2002                   2002
                                                                  ------------------        -----------        ------------------

Balance, January 1...................................                $  12,343              $  12,132               $  12,132
Provision for loan losses............................                      400                  3,350                   1,600
Loan charge-offs.....................................                     (292)                (4,180)                 (1,462)
Recoveries...........................................                      202                  1,041                     192
                                                                     ---------              ---------               ---------
Balance, March 31, 2003, December 31,
 2002, and March 31, 2002............................                $  12,653              $  12,343               $  12,462
                                                                     =========              =========               =========

                                RISK ELEMENTS (a)


                                                                     March 31,             December 31,             March 31,
                                                                        2003                   2002                   2002
                                                                     ---------              ---------               ---------
Loans on which accrual of interest has been
 discontinued:
     Commercial................................................      $   2,784              $     757               $   5,892
     Residential and commercial mortgages......................          6,832                  8,250                   2,737
     Other.....................................................            647                    386                     510
                                                                     ---------              ---------               ---------
                                                                        10,263                  9,393                   9,139
                                                                     ---------              ---------               ---------

Other real estate..............................................            729                  1,183                   2,085
                                                                     ---------              ---------               ---------

       Total non-performing assets.............................         10,992                 10,576                  11,224

Loans past due 90 days or more and still accruing interest:
     Commercial................................................             45                    817                     605
     Residential and commercial mortgages......................             38                     49                     475
     Consumer..................................................             22                     95                      87
                                                                     ---------              ---------               ---------
                                                                           105                    961                   1,167
                                                                     ---------              ---------               ---------

       Total risk elements.....................................      $  11,097              $  11,537               $  12,391
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

Impaired Loans
--------------

     At March 31, 2003 and December 31, 2002, the recorded investment in loans for which impairment has been recognized totaled $7,391,000 and $6,994,000, respectively. The valuation allowance for impaired loans totaled $381,000 and $326,000 at March 31, 2003 and December 31, 2002, respectively. For the three months ended March 31, 2003, and 2002 the average recorded investment in impaired loans approximated $7,192,000 and $7,563,000, respectively. Interest recognized on impaired loans on the cash basis for the three month periods ending March 31, 2003 and 2002 was not significant.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements, Continued
 (Unaudited)


4. Earnings Per Share:
   -------------------

          The following table sets forth the calculations of Basic and Diluted Earnings Per Share for the periods indicated:

                                                                                     Three Months Ended March 31,
                                                                   ----------------------------------------------------------------
                                                                                2003                                 2002
                                                                   ----------------------------------------------------------------
                                                                                        Per-Share                         Per-Share
                                                                    Income     Shares    Amount         Income     Shares    Amount
                                                                   ----------------------------------------------------------------

(In thousands except per share data) Basic EPS:
Income available to common stockholders.......................      $5,101      9,597     $ .53         $4,451      9,733     $ .46
                                                                    ======                =====         ======                =====
Effect of Dilutive Securities: ...............................
Incentive stock options outstanding...........................                    225                                 211
                                                                                -----                               -----
Diluted EPS:
Income available to common stockholders &
   assumed conversion.........................................      $5,101      9,822     $ .52         $4,451      9,944     $ .45
                                                                    ======                =====         ======                =====

Per share and share data has been adjusted to reflect stock dividends.



5.   Letters of Credit
     ------------------

     Outstanding letters of credit written are conditional commitments issued by the bank subsidiary to guarantee the performance of a customer to a third party. Community's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. Community had $22.2 million of standby letters of credit as of March 31, 2003. The subsidiary bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

     The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The subsidiary bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

COMMUNITY BANKS, INC. AND SUBSIDIARIES


Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------



Overview

     The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Community. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise indicated. In addition, income statement comparisons are based on the first three months of 2003 compared to the same period of 2002 unless otherwise indicated.

Forward-Looking Statements

     Periodically, Community has made and will continue to make statements that may include forward-looking information. Community cautions that forward-looking information disseminated through financial presentations should not be construed as guarantees of future performance. Furthermore, actual results may differ from expectations contained in such forward-looking information as a result of factors that are not predictable. Examples of factors that may not be predictable or may be out of management's control include: the effect of prevailing economic conditions; unforeseen or dramatic changes in the general interest rate environment; actions or changes in policies of the Federal Reserve Board and other government agencies; and business risk associated with the management of the credit extension function and fiduciary activities. Each of these factors could affect estimates, assumptions, uncertainties and risk used to develop forward-looking information, and could cause actual results to differ materially from management's expectations regarding future performance.

Critical Accounting Policies

     The following is a summary of those accounting policies that Community considers to be most important to the portrayal of its financial condition and results of operations as they require management's most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

     Large  groups  of  smaller  balance   homogeneous  loans  are  collectively
evaluated for impairment. Accordingly, Community does not separately identify individual consumer and residential loans for impairment disclosures.

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

----------------------------------

Summary of Financial Results

     Community, the parent company of Community Banks, continued a trend of improved earnings performance in the first quarter of 2003, and reported an increase in earnings per share to $0.52, a 16% improvement over the $0.45 recorded in the year earlier period. Earnings per share amounts have been restated to reflect the impact of the previously announced 5% stock dividend that was paid April 30, 2003 to shareholders of record on April 16, 2003. Similarly, net income reflected a 15% increase as first quarter 2003 results reached $5.1 million versus $4.5 million in the same quarter of 2002. Performance in the first quarter included increased levels of gains from investment transactions, continued improvement in the core revenue stream, resilient asset quality measurements and the offsetting impact of higher marketing expenses and the costs associated with new office openings. Return on average assets and return on average equity, two common measures of financial institution performance, reached 1.21% and 15.82%, respectively, for the three months ended March 31, 2003.

     Despite the rather "soft" economy and the disquieting impact of world events, Community was able to report improvements in a number of important performance areas. The gains from sales of investments included in the first quarter results were attributed to discrete opportunities to realize gains from both the sales of callable portfolio investments and specific bank equity securities. Such gains served to lift net income and earnings per share during the quarter by almost $700,000, or $0.07 per share, respectively. On the other hand, results were adversely affected by higher than normal marketing expenses that were part of a plan to broaden customer awareness of Community Banks and the services it provides. The timing of these expenditures corresponded with market expansion opportunities within several of the markets currently experiencing disruption from merger activity in the financial services industry. Community intends to continue to selectively expand marketing expenditures to promote brand awareness during 2003. These marketing expenditures, and the expenses associated with new office openings, reflect Community's commitment to continue to build market share in existing markets, and to invest in opportunities to enter vital new markets.

     Other areas of performance improvement included growth in core lending and deposit-taking activities. Loan balances at the end of the first quarter of 2003 reached $928 million and grew 7.1% from the year earlier period. At the same time, deposits reached $1.15 billion, an increase of 4.6% from the end of the first quarter of 2002. While balance sheet growth rates were less robust than those experienced in the early half of 2002, the increases served to fuel a 5% increase in net interest income, the single largest source of revenue for banks, from the first quarter of 2002. This improvement occurred despite compression in net interest margin to 3.68%, substantially below the year earlier margin of 3.96%. Falling interest rates continued to exert pressure on margin during the quarter. Management recognizes that further declines in interest rates could serve to constrain growth in revenue from net interest income. Community's balance sheet posture has been restructured in anticipation of higher future interest rates. Prospects for more significant margin improvement may be hampered if rates were to decline substantially from their current levels.
However, management is confident that extended periods of additional rate declines are unlikely, and believes that it is properly positioned to take advantage of a gradual increase in the overall level of interest rates.

     Revenue expansion also occurred in non-interest sources of income, net of investment security gains, which grew in excess of 5% and included continuing expansion from fees on deposit services, gains from the sale of mortgage loans, and higher fees from asset management services.

     In the first quarter of 2003, Community continued to report outstanding credit quality metrics. For example, net charge-offs for the quarter aggregated only $90,000, or 0.04% of loans on an annualized basis. This compares very favorably with the ratio of 0.36% for all of 2002. As a result, the Company was able to reduce its provision for loan losses to $400,000, well below the $1.6 million charge taken in the first quarter of 2002. At the same time, the allowance for loan losses, which is used to offset credit risk in the loan portfolio, rose to $12.7 million or 1.35% of loans. Community also experienced a decline in the level of problem assets, an additional indicator of favorable loan quality trends.

     After the end of the quarter, Community completed its acquisition of Abstracting Company of York, a title insurance and abstracting agency. Before the end of the second quarter, Community expects to complete the previously announced mergers of Shultz Insurance Agency in Hanover, Pennsylvania, and the Erie Financial Group, Inc., a York, Pennsylvania-based mortgage banking company.

----------------------------------

Average Statement of Condition

The average balance sheets for the three months ended March 31, 2003 and 2002 were as follows (in thousands):


                                                                                                           Change
                                                           2003               2002                 Volume             %
-------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                $    32,430         $    34,470           $  (2,040)          (6)%
Federal funds sold and other                                 1,159               8,138              (6,979)         (86)%
Investments                                                686,204             557,794             128,410            23%
Loans                                                      915,652             859,175              56,477             7%
Allowance for loan losses                                   12,641              12,399                 242             2%
-------------------------------------------------------------------------------------------------------------------------
Net loans                                                  903,011             846,776              56,235             7%
Goodwill and identifiable intangibles                        1,753                 956                 797            83%
Loans held for resale                                        8,890               7,098               1,792            25%
Other assets                                                69,437              64,528               4,909             8%
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                           $ 1,702,884         $ 1,519,760           $ 183,124            12%
-------------------------------------------------------------------------------------------------------------------------


Noninterest-bearing deposits                           $   158,128         $   157,220           $     908             1%
Interest-bearing deposits                                  969,999             880,916              89,083            10%
Short-term borrowings                                       96,119              56,594              39,525            70%
Long-term debt                                             320,263             297,500              22,763             8%
Subordinated debentures                                     15,000                 ---              15,000            n/a
Other liabilities                                           12,575               9,571               3,004            31%
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                        1,572,084           1,401,801             170,283            12%
-------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY                                       130,800             117,959              12,841            11%
-------------------------------------------------------------------------------------------------------------------------

  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                               $ 1,702,884         $ 1,519,760           $ 183,124            12%
-------------------------------------------------------------------------------------------------------------------------


     Loan growth trends have been fairly steady throughout 2002 and into 2003 and continue to be influenced by external factors present in 2002 within both the commercial and consumer sectors. Commercial loan growth continues to be more concentrated in the commercial real estate market. Residential real estate lending, composed primarily of loans to single-family creditors, has experienced a steady decline as a result of refinancing activity and the accessibility of secondary market liquidity, with most new credits being sold in the secondary market. This strategy reduces the interest rate risk associated with consumer preferences for long term, fixed rate lending, and provides valuable liquidity for other forms of relationship lending. Consumer demand for credit facilities continues to be a significant contributing factor to sustaining lending during a period when commercial borrowing has declined from more robust earlier trends. In the latter part of the first quarter of 2003, Community began offering a longer-term equity loan with bi-weekly payments as an alternative to consumers seeking low cost financing.

     Deposit  balances  remain  the  primary  source of  funding  for  financial institutions and Community recognized growth of 11% in this important core-funding source. Throughout 2002, deposit growth occurred evenly between core accounts and time deposits. In the first quarter of 2003, deposit products such as Community's higher interest PowerNOW Plus accounts contributed to more growth within the interest bearing deposit accounts than in demand deposits or time deposits.

     Community has made strategic use of relatively inexpensive funding sources to augment its funding needs. Throughout the first quarter of 2003, advances from the Federal Home Loan Bank were increased. In December of 2002, management executed a pooled trust preferred issuance of $15 million in order to increase the amount of regulatory capital. The use of these alternative funding vehicles continues to provide the excess liquidity necessary to fund earning asset growth.

----------------------------------

Net Interest Income

     The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the three months ended March 31, 2003 and 2002 (in thousands):


                                                2003                          2002                  Increase   (Decrease)
                                        Amount        Yield/rate     Amount          Yield/rate      Amount    Yield/rate
-------------------------------------------------------------------------------------------------------------------------
Interest income                      $   25,289          6.38%    $   25,584            7.26%       $   (295)       (.88)
Interest expense                         10,698          3.10%        11,638            3.82%           (940)       (.72)
-------------------------------------------------------------------------------------------------------------------------
Net interest income                  $   14,591                   $   13,946                        $    645
Interest spread                                          3.28%                          3.44%                       (.16)
Impact of non-interest funds                              .40%                           .52%                       (.12)
-------------------------------------------------------------------------------------------------------------------------
Net interest margin                                      3.68%                          3.96%                       (.28)
-------------------------------------------------------------------------------------------------------------------------

     Community's  major  source  of  revenue  is  derived  from   intermediation
activities and is reflected as net interest income. Net interest income represents the difference between interest income on earning assets and interest expense on deposits and borrowed funds. Net interest margin is a relative measure of a financial institution's ability to efficiently deliver net interest income from a given level of earnings assets. Both net interest income and net interest margin are influenced by the frequency and velocity of interest rate changes and by the composition and absolute volumes of earning assets and funding sources.

     Net interest income increased $645,000 or 4.6% in 2003 compared to 2002. Both earning asset and interest-bearing liability levels increased and a decline in asset yields outpaced the decline in funding costs. As such, the net interest spread decreased 16 basis points.

     Interest income decreased $295,000 or 1% during the first quarter of 2003. An increase in earning assets of approximately $178 million was offset by a decrease in the yield on loans and investments, which decreased in line with a general decline in overall rates. Interest expense declined more substantially, by $940,000 or 8.1%. Although interest bearing liabilities increased approximately $166 million, the benefit of a lower interest rate environment resulted in a decrease in the total rate paid on funding sources of 72 basis points. Given the reduction in interest rates since last year, the contribution from non-interest funding sources declined from 52 basis points to 40 basis points and added to the decrease in net interest margin.

     Though Community has experienced significant compression in net interest margin since the first quarter of 2002, the first quarter margin for 2003 exhibited modest improvement from the most recent quarter ended December 31, 2002.

     Within the scope of its asset/liability management policy, Community has repositioned its balance sheet posture in anticipation of a gradual rise in interest rates. Expectations are such that further substantial declines in overall interest rates are considered to be unlikely and that Community is well positioned to benefit from a measured increase in the rate environment in 2003 and 2004.


Provision for Loan Losses

     Community remains attuned to the influence of unfolding economic conditions and their potential impact on credit conditions and the adequacy of the reserve for loan losses. The provision for loan losses charged to income in 2003 was $400,000 compared to $1.6 million in 2002. Net loan charge-offs in 2003 were $90,000, or .01% of average net loans, compared to $1.3 million, or .15% of average net loans, in the first quarter of 2002. Although non-accrual loans increased to $10.3 million at March 31, 2003, from $9.1 million a year earlier, Community continues to note improvement in the metrics commonly used to assess the overall credit quality of the loan portfolio. Total non-performing assets decreased to $11.0 million at March 31, 2003 from $11.2 million at March 31, 2002, while loans 90 days past due but still accruing interest showed a dramatic decline to $105,000 at March 31, 2003, from $1.2 million a year earlier. Total risk elements decreased from $12.4 million at March 31, 2002, to $11.1 million at March 31, 2003.

----------------------------------


Non-Interest Income

     Non-interest income continued to improve on a year-over-year basis, reflecting Community's continuing emphasis on the expansion of products and services. Non-interest income, exclusive of security gains, increased $178,000 or 5.6% in the first quarter of 2003 compared to the first quarter of 2002.

     Service charges on deposit accounts increased $281,000, or 37%, in the first quarter of 2003 compared to 2002. Service charges include the impact of fees associated with insufficient funds, deposit service fees, and other similar products of fee-based income.

     Insurance premium income and commissions decreased $120,000, or 23%, in 2003 from 2002 and reflect an increase in title insurance activity offset by a decrease in fees earned through Community's captive insurance business. During the latter part of 2002, changes in federal regulations required that all banks convert from a single premium to a monthly premium on credit insurance, which will require income recognition over the life of the related loan. Previously, such fees could be recognized upon remittance of the single premium. Over time, this change in income recognition is not expected to adversely affect fees from this service.

     Community derives revenue from the origination and sale of mortgage loans into the secondary market. Gains on loan sales increased $41,000 or 10.6% in 2003 as a result of continued demand for fixed-rate real estate loans.

     Investment security gains of $1,047,000 million were recognized in the first quarter of 2003 compared to $518,000 in 2002. Such gains were realized pursuant to management's ongoing effort to review investment holdings and portfolio strategy. During the quarter, Community recognized gains arising from discrete sales of certain callable investments, which were likely to be called in the near term. Other gains resulted from the sale of equity securities of other financial institutions that had been recently acquired.


Non-Interest Expenses

     The increase in salaries and employee benefits of $748,000 or 14.5% for 2003 compared to 2002 was affected by a number of factors including the annual merit increase and employees added through the expansion of both Community's distribution network and its fee-based activities

     The increase in occupancy expense of $570,000, or 47%, includes the effect of branch expansion and the opening of the Southern Operations Center in 2002, as well as increased costs of facilities maintenance associated with the harsh winter weather experienced throughout Community's geographic region in 2003.

     Other operating expense increased $48,000 or 1.6% in the first quarter of 2003. Marketing costs increased approximately $200,000 in the first quarter of 2003 and will continue to increase throughout 2003 as part of a plan to broaden customer awareness of Community Banks and the services it provides. In addition to increased marketing exposure through radio, billboard, and direct mail advertising, Community has developed two television commercials to promote its name and services. The timing of these expenditures is intended to correspond with market expansion opportunities within several of the markets currently experiencing disruption from merger activity.


Income Taxes

     Income tax expense for the first quarter of 2003 was $1.2 million, resulting in an effective tax rate of 18.7%. The relative level of tax-exempt income influences effective income tax rates and was largely responsible for the difference between the effective tax rate and the statutory federal tax rate for corporations.

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

     The most fundamental source of capital is earnings and earnings retention. This cornerstone of capital adequacy can be augmented by a number of capital management strategies, many of which were used in 2002 and which will continue in 2003. As it has for a number of years, the Board approved the issuance of a 5% dividend in the first quarter of 2003. Community's strong earnings supported an increase in the return of capital to existing shareholders in the form of an increase in the traditional cash dividend. Community also continues to make strategic use of share repurchase as another efficient means of returning capital to shareholders. These strategies and techniques allow management to maintain capital at levels that represent an efficient use of this valuable resource.

     Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. All regulatory capital guidelines are now based upon a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. The following table provides Community's risk-based capital position at March 31, 2003, along with a comparison to the various regulatory capital requirements.

                                                     March 31,                   "Well                Regulatory
                                                       2003                   Capitalized"             Minimums
                                                       ----                   ------------             --------
     Leverage ratio                                     8.0%                       5%                     4%
     Tier 1 capital ratio                              10.8%                       6%                     4%
     Total risk-based capital ratio                    11.9%                      10%                     8%


     At March 31, 2003, total stockholders' equity reflected accumulated other comprehensive income of $6.0 million compared to the accumulated other comprehensive income of $6.5 million reflected in total stockholder's equity at year-end 2002. This decrease can be attributed to the change in the net unrealized gain (loss) on investment securities available for sale, net of taxes. Community reissued approximately 51,000 shares and purchased approximately 69,000 shares of treasury stock during the first three months of 2003. Community currently has board approval to purchase an additional 199,000 shares through it share repurchase plan.

COMMUNITY BANKS, INC. AND SUBSIDIARIES


Item 3.     Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------------------

     Community Banks, Inc. has virtually no involvement with derivative financial instruments and does not use them for trading purposes. Any derivatives are embedded in their host contract and are not required to be bifurcated. The business of Community and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities and investment securities), which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Other than loans, which are originated and held for sale, all of the financial instruments of Community are for other than trading purposes.

     Interest rate sensitivity results when the maturity or repricing intervals of interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, Community's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. Community's exposure to interest rate sensitivity is managed primarily through Community's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Community's primary source of interest-bearing liabilities is customer deposits, its ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which it operates. Borrowings, which include Federal Home Loan Bank (FHLB) advances and short-term loans, subordinated notes, and other short-term and long-term borrowings are generally structured with specific terms which in management's judgement, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate Community's exposure to interest rate sensitivity.

     The rates, terms and interest rate indices of Community's interest-earning assets result primarily from its strategy of investing in loans and securities (a substantial portion of which have adjustable-rate terms) which permit Community to limit its exposure to interest rate sensitivity, together with credit risk, while at the same time achieving a positive interest rate spread compared to the cost of interest-bearing liabilities.

     At March 31,  2003,  there have been no  material  changes  to  information
regarding  Quantitative  and  Qualitative   Disclosures  about  Market  Risk  as
presented in the 2002 Annual Report on Form 10K.


Item 4.  Controls and Procedures
--------------------------------

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

     COMMUNITY BANKS, INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

         There are no material pending legal actions, other than litigation incidental to the business of Community, to which Community is a party.


Item 2 - Changes in Securities and Use of Proceeds

          Not applicable.

Item 3 - Defaults Upon Senior Securities

          Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5 - Other Information

          Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

 (a)      Exhibits

          3(i)      Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1,  attached to  Registrant's  registration  on
                    Form 8-A, filed on May 13, 2002)
          3(ii)     Amended By-Laws
          4         Instruments  defining  the  rights of the  holders  of trust capital  securities  and sold by Community in December  2002 are not attached,  as the amount of such  securities is less than 10% of the  consolidated  assets of  Community  and its subsidiaries,  and the securities have not been  registered.
                    Community  agrees to provide  copies of such  instruments to the SEC upon request.
          10.1      2000 Directors' Stock Option Plan, incorporated by reference to Exhibit 4 to Community's  registration on Form S-8, filed on May 17, 2000  (Incorporated  by reference to Exhibit 10.1 to Community's Annual Report on Form 10-K for the year ended
                    December 31, 2002,  filed with the  Commission  on March 28,
                    2003)
          10.2      1998 Long-Term Incentive Plan,  incorporated by reference to
                    Exhibit 4 to Community's  registration on Form S-8, filed on
                    June 18,  1998(Incorporated  by reference to Exhibit 10.2 to
                    Community's  Annual  Report on Form 10-K for the year  ended
                    December 31, 2002,  filed with the  Commission  on March 28,
                    2003)

          10.3 Form of Stock Option Agreement - Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.4 Form of Stock Option Agreement - Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.5 Employment Agreement of Eddie L. Dunklebarger (Incorporated by reference to Exhibit 10.5 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.6 Employment Agreement of Donald F. Holt (Incorporated by reference to Exhibit 10.6 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.7 Employment Agreement, and amendment thereto, of Robert W. Lawley (Incorporated by reference to Exhibit 10.7 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28,
                    2003)
          10.8 Employment Agreement, and amendment thereto, of Anthony N. Leo (Incorporated by reference to Exhibit 10.8 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28,
                    2003)
          10.9 Employment Agreement, and amendment thereto, of Jeffrey M. Seibert (Incorporated by reference to Exhibit 10.9 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28,
                    2003)
          10.10 Salary Continuation Agreement, and amendment thereto, of Eddie L. Dunklebarger (Incorporated by reference to Exhibit
                    10.10 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.11 Salary Continuation Agreement, and amendment thereto, of Robert W. Lawley (Incorporated by reference to Exhibit 10.11 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28,
                    2003)
          10.12 Salary Continuation Agreement, and amendment thereto, of Anthony N. Leo (Incorporated by reference to Exhibit 10.12 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28,
                    2003)
          10.13 Salary Continuation Agreement, and amendment thereto, of Jeffrey M. Seibert (Incorporated by reference to Exhibit
                    10.13 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.14 Rights Agreement between Community Banks, Inc. and Community Banks, dated February 28, 2002, incorporated by reference to
                    Exhibit 1 to Community's registration on Form 8-A, filed on February 27, 2002
          10.15 Community Banks, Inc. 401(k) Plan (Incorporated by reference to Exhibit 10.15 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

     Registrant filed the following reports on Form 8-K during the quarter ending March 31, 2003:

     Report Dated January 14, 2003
     -----------------------------
     Registrant announced the appointment of Scott J. Newkam to the Board of Directors.

     Report Dated January 21, 2003
     -----------------------------
     Registrant announced its earnings for the period ended December 31, 2002.

     Report Dated February 13, 2003
     ------------------------------
     Registrant announced the declaration of a first quarter dividend and a 5% stock dividend.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              COMMUNITY BANKS, INC.
                                  (Registrant)

Date          May 15, 2003                             /s/ Eddie L. Dunklebarger
    --------------------------------                   -------------------------
                                                           Eddie L. Dunklebarger
                                                          Chairman and President
                                                       (Chief Executive Officer)

Date          May 15, 2003                             /s/ Donald F. Holt
    --------------------------------                   -------------------------
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

Date          May 15, 2003                             /s/ Eddie L. Dunklebarger
    ---------------------------------                  -------------------------
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

Date          May 15, 2003                              /s/ Donald F. Holt
    --------------------------------                   -------------------------
                                                            Donald F. Holt
                                                        Executive Vice President
                                                       (Chief Financial Officer)