Form 10-Q
period 2003-06-30
COMMUNITY BANKS INC /PA/
filed 2003-08-14
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                                EXCHANGE ACT OF 1934


                          For the Quarter Ended June 30, 2003

                                    No. 0-15786
                                (Commission File Number)

                                  COMMUNITY BANKS, INC.
                                  --------------------
                 (Exact Name of Registrant as Specified in its Charter)


     PENNSYLVANIA                                          23-2251762
------------------------                             ------------------------
(State of Incorporation)                             (IRS Employer ID Number)

750 East Park Dr., Harrisburg, PA                            17111
------------------------------------------               -----------
(Address of Principal Executive Offices)                  (Zip Code)

                                  (717) 920-1698
                           -------------------------------
                           (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES  X      NO
                                             ----      ----

Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). YES  X   NO
                                               ----    ----

                  Number of shares outstanding as of July 31, 2003

CAPITAL STOCK-COMMON                                            9,640,000
--------------------                                      ---------------------
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
      Notes to Consolidated Interim Financial Statements................... 7-12

Item 2.     Management's Discussion and Analysis of Financial
     Condition and Results of Operation....................................13-19

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....20-21

Item 4.     Controls and Procedures .......................................   22


PART II - Other Information

Item 1.     Legal Proceedings..............................................   23

Item 2.     Changes in Securities and Use of Proceeds......................   23

Item 3.     Defaults Upon Senior Securities................................   23

Item 4.     Submission of Matters to a Vote of Security Holders............   23

Item 5.     Other Information..............................................   23

Item 6.     Exhibits and Reports on Form 8-K...............................23-25


SIGNATURES.................................................................   26

COMMUNITY BANKS, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

Consolidated Interim Balance Sheets
(Unaudited)
(Dollars in thousands except per share data)

                                                                             June 30,                 December 31,
                                                                               2003                       2002
                                                                          --------------             -------------

ASSETS

Cash and due from banks.....................................              $       58,364             $      36,137
Interest-bearing time deposits in other banks...............                       1,040                       951
Investment securities, available for sale...................                     713,516                   667,801
Loans.......................................................                   1,004,067                   904,568
   Less:  Allowance for loan losses.........................                     (12,922)                  (12,343)
                                                                          --------------             -------------
              Net loans.....................................                     991,145                   892,225
Premises and equipment, net.................................                      24,323                    24,209
Goodwill....................................................                       1,754                     1,031
Identifiable intangible assets..............................                         692                       729
Other real estate owned.....................................                         359                     1,183
Loans held for sale.........................................                       6,780                    11,483
Accrued interest receivable and other assets................                      44,710                    44,149
                                                                          --------------             -------------

     Total assets...........................................              $    1,842,683             $   1,679,898
                                                                          ==============             =============

LIABILITIES

Deposits:
   Demand (non-interest bearing)............................              $      184,410             $     168,277
   Savings..................................................                     399,022                   345,598
   Time.....................................................                     500,760                   506,991
   Time in denominations of $100,000 or more................                     110,033                   112,047
                                                                          --------------             -------------
   Total deposits..........................................                    1,194,225                 1,132,913
Short-term borrowings.......................................                     156,015                    69,125
Long-term debt..............................................                     319,112                   320,533
Subordinated debentures.....................................                      15,000                    15,000
Accrued interest payable and other liabilities..............                      16,269                    13,165
                                                                          --------------             -------------

   Total liabilities........................................                   1,700,621                 1,550,736
                                                                          --------------             -------------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000 shares
   authorized; no shares issued and outstanding.............                         ---                       ---
Common stock-$5.00 par value; 20,000,000
   shares authorized; 9,878,000 and 9,881,000 shares
   issued in 2003 and 2002, respectively....................                      49,388                    47,053
Surplus.....................................................                      57,318                    46,418
Retained earnings...........................................                      28,097                    35,344
Accumulated other comprehensive income, net of
   tax of $7,336 and $3,520, respectively...................                      13,626                     6,538
Less: Treasury stock of 262,000 and 271,000
   shares at cost, respectively.............................                      (6,367)                   (6,191)
                                                                          --------------             -------------
  Total stockholders' equity................................                     142,062                   129,162
                                                                          --------------             -------------

  Total liabilities and stockholders' equity................              $    1,842,683             $   1,679,898
                                                                          ==============             =============

Issued and treasury shares have been restated to reflect the stock dividend paid April 30, 2003.
The accompanying notes are an integral part of the consolidated interim financial statements.


COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income
(Unaudited)
(Dollars in thousands except per share data)
                                                                         Three Months Ended                  Six Months Ended
                                                                                June 30,                          June 30,
                                                                      --------------------------          -------------------------
                                                                         2003            2002                2003           2002
                                                                      --------------------------          -------------------------
INTEREST INCOME:
   Interest and fees on loans.....................................    $   16,364      $   16,897          $   32,430     $   33,505
   Interest and dividends on investment securities:
      Taxable.....................................................         4,749           4,818               9,860          9,773
      Exempt from federal income tax..............................         2,609           2,363               5,201          4,870
   Other interest income..........................................             1             137                   3            174
                                                                      ----------      ----------          ----------     ----------
      Total interest income.......................................        23,723          24,215              47,494         48,322
                                                                      ----------      ----------          ----------     ----------


INTEREST EXPENSE:
   Interest on deposits:
      Savings.....................................................           807           1,121               1,562          2,245
      Time........................................................         4,206           5,412               8,584         10,611
      Time in denominations of $100,000 or more...................           861             970               1,746          1,937
   Interest on short-term borrowings and long-term debt...........         4,600           4,192               9,041          8,372
   Interest on subordinated debentures............................           176             ---                 355            ---
   Federal funds purchased and repo interest......................            44             181                 104            349
                                                                      ----------      ----------          ----------     ----------
      Total interest expense.....................................         10,694          11,876              21,392         23,514
                                                                      ----------      ----------          ----------     ----------
      Net interest income.........................................        13,029          12,339              26,102         24,808
Provision for loan losses.........................................           600             650               1,000          2,250
                                                                      ----------      ----------          ----------     ----------
      Net interest income after provision for loan losses........         12,429          11,689              25,102         22,558
                                                                      ----------      ----------          ----------     ----------

NON-INTEREST INCOME:
   Investment management and trust services.......................           333             304                 650            505
   Service charges on deposit accounts...........................          1,295             816               2,336          1,576
   Other service charges, commissions and fees....................           776             636               1,530          1,287
   Investment security gains .....................................           500              18               1,547            536
   Insurance premium income and commissions.......................           848             652               1,258          1,182
   Gains on loan sales............................................           445             101                 871            486
   Other income...................................................           809           1,136               1,203          1,773
                                                                      ----------      ----------          ----------     ----------
      Total non-interest income...................................         5,006           3,663               9,395          7,345
                                                                      ----------      ----------          ----------     ----------

NON-INTEREST EXPENSES:
   Salaries and employee benefits.................................         6,276           5,178              12,176         10,330
   Net occupancy expense..........................................         1,778           1,609               3,544          2,805
   Other operating expense........................................         3,335           3,240               6,458          6,315
                                                                      ----------      ----------          ----------     ----------
      Total non-interest expenses.................................        11,389          10,027              22,178         19,450
                                                                      ----------      ----------          ----------     ----------
      Income before income taxes..................................        6,046            5,325              12,319         10,453
Income taxes .....................................................         1,070             706               2,242          1,383
                                                                      ----------      ----------          ----------     ----------

      Net income..................................................    $    4,976      $    4,619          $   10,077     $    9,070
                                                                      ==========      ==========          ==========     ==========

CONSOLIDATED PER SHARE DATA:
   Basic earnings per share.......................................    $      .52      $      .48          $     1.05     $      .93
   Diluted earnings per share.....................................    $      .50      $      .46          $     1.02     $      .91
Dividends declared................................................    $      .20      $      .17          $      .39     $      .32


Per share data has been restated to reflect the stock dividend paid April 30, 2003.
The accompanying notes are an integral part of the consolidated interim financial statements.



COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands except per share data)

                                                              Six Month Periods Ended June 30

                                                                                       Accumulated
                                                                                          Other
                                              Common                   Retained        Comprehensive       Treasury         Total
                                              Stock       Surplus      Earnings           Income            Stock          Equity
                                              ------------------------------------------------------------------------------------

Balance, January 1, 2002.................     $44,839     $35,906      $36,923          $ (4,024)          $ (2,395)      $111,249
   Comprehensive income:
      Net income.........................                                9,070                                               9,070
      Unrealized gain on securities,
      net of reclassification
        adjustments......................                                                  6,526                             6,526
                                                                                                                          --------
     Total comprehensive income..........                                                                                   15,596
Cash dividends ($.32 per share)..........                               (3,161)                                             (3,161)
5% stock dividend (448,000 shares).......       2,241      10,177      (12,418)
Purchases of treasury stock
   (103,000 shares)......................                                                                    (2,493)        (2,493)
Issuance of additional shares
   (54,000 net shares of treasury
   stock reissued and 3,000 shares
   of common stock canceled).............         (16)                    (389)                               1,076            671
                                              -------     -------      -------          --------           --------       --------

Balance, June 30, 2002...................     $47,064     $46,083      $30,025          $  2,502           $ (3,812)      $121,862
                                              =======     =======      =======          ========           ========       ========


Balance, January 1, 2003.................     $47,053     $46,418      $35,344          $  6,538           $ (6,191)      $129,162
   Comprehensive income:
     Net income..........................                               10,077                                              10,077
     Unrealized gain on securities,
     net of reclassification
        adjustments......................                                                  7,088                             7,088
                                                                                                                          ---------
     Total comprehensive income..........                                                                                   17,165
Cash dividends ($.39 per share)..........                               (3,750)                                             (3,750)
5% stock dividend (470,000 shares).......       2,346      10,612      (12,984)                                               ( 26)
Purchases of treasury stock
   (100,000 shares)......................                                                                    (2,822)        (2,822)
Issuance of additional shares
    (109,000 net shares of treasury
   stock reissued and 2,000 shares
    of common stock canceled)............         (11)        288         (590)                               2,646         2,333
                                              -------     -------      -------          --------           --------       --------

Balance, June 30, 2003...................     $49,388     $57,318      $28,097          $ 13,626           $ (6,367)      $142,062
                                              =======     =======      =======          ========           ========       ========



Per share data has been restated to reflect the stock dividend paid April 30, 2003.
The accompanying notes are an integral part of the consolidated interim financial statements.


COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                     --------------------------------------
                                                                                         2003                       2002
                                                                                     --------------------------------------
Operating Activities:
   Net income.....................................................                   $    10,077                $     9,070
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses....................................                         1,000                      2,250
     Depreciation and amortization................................                         1,532                      1,207
     Amortization of security premiums and discounts, net.........                         1,436                        117
     Investment security gains....................................                        (1,547)                      (536)
     Loans originated for sale....................................                       (39,711)                   (28,027)
     Proceeds from sales of loans.................................                        45,284                     33,983
     Gains on loan sales..........................................                          (871)                      (486)
     Change in other assets, net..................................                         3,447                       (667)
     Change in accrued interest payable and
      other liabilities, net......................................                        (4,234)                      (932)
                                                                                     -----------                -----------
     Net cash provided by operating activities....................                        16,413                     15,979
                                                                                     -----------                -----------

Investing Activities:
   Net (increase) decrease in interest-bearing time
    deposits in other banks.......................................                           (89)                       754
   Proceeds from sales of investment securities...................                       110,442                    134,510
   Proceeds from maturities of investment securities..............                        73,013                      3,127
   Purchases of investment securities.............................                      (218,154)                  (152,434)
   Net increase in total loans....................................                      (100,170)                   (29,880)
   Additions to premises and equipment.........................                           (1,448)                    (1,413)
   Other..........................................................                          (322)                       ---
                                                                                     -----------                -----------
   Net cash used by investing activities..........................                      (136,728)                   (45,336)
                                                                                     -----------                -----------

Financing Activities:
   Net increase in total deposits.................................                        61,312                    110,451
   Net increase (decrease) in short-term borrowings...............                        86,890                    (17,080)
   Repayment of long-term debt....................................                        (1,421)                   (21,377)
   Cash dividends.................................................                        (3,750)                    (3,161)
   Purchases of treasury stock....................................                        (2,822)                    (2,493)
   Proceeds from issuance of common stock.........................                         2,333                        671
                                                                                     -----------                -----------
      Net cash provided by financing activities...................                       142,542                     67,011
                                                                                     -----------                -----------

     Increase in cash and cash equivalents........................                        22,227                     37,654

   Cash and cash equivalents at beginning of period...............                        36,137                     44,764
                                                                                     -----------                -----------
   Cash and cash equivalents at end of period.....................                   $    58,364                $    82,418
                                                                                     ===========                ===========

The accompanying notes are an integral part of the consolidated interim financial statements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
 (Unaudited)


1.  Summary of Significant Accounting Policies

     Basis of Presentation - The accompanying unaudited consolidated financial statements of Community Banks, Inc. and Subsidiaries ("Community") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

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

     Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2002.

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

     Statement of Cash Flows - Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $1.3 million and $1.8 million and $21.4 million and $23.8 million for income taxes and interest, respectively, for each of the six month periods ended June 30, 2003 and 2002. Excluded from the consolidated statements of cash flows for the periods ended June 30, 2003 and 2002 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totaling $251,000 and $2.4 million, respectively.

     Acquisitions - During the quarter ended June 30, 2003, Community completed its acquisition of the Abstracting Company of York County and the Schultz Insurance Agency. In July 2003, Community completed its acquisition of Erie Financial Group, LTD a mortgage banking company. All acquisitions were accounted for under the purchase method of accounting and did not have a material effect on Community's financial position or results of operation.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements, Continued
 (Unaudited)

     Stock-Based Compensation - Community has a stock-based compensation plan and accounts for this plan under the recognition and measurement principle of
APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Community had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except per share data):

                                                 Three Months Ended June 30,       Six Months Ended June 30,
                                                   2003            2002                 2003        2002
                                                 ---------------------------          ----------------------
        Net income, as reported                    4,976          4,619                10,077      9,070
        Deduct:  Total stock-based
           compensation expense determined
           under fair value based method for
           all awards, net of related tax effect     127             99                   253        197
                                                  ------         ------                ------     ------
        Pro forma net income                      $4,849         $4,520                $9,824     $8,873
                                                  ======         ======                ======     ======
        Earnings per share:
           Basic-as reported                       $ .52          $ .48                $ 1.05      $ .93
                                                   =====          =====                ======      =====
           Basic-pro forma                         $ .50          $ .47                $ 1.02      $ .91
                                                   =====          =====                ======      =====
           Diluted-as reported                     $ .50          $ .46                $ 1.02      $ .91
                                                   =====          =====                ======      =====

           Diluted-pro forma                       $ .49          $ .45                $ 1.00      $ .89
                                                   =====          =====                ======      =====


     Recent Accounting Developments - In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have any impact on Community's financial condition or results of operations.

     SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivatives instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on results of operations, financial position, or liquidity.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have any impact on results of operations, financial position, or liquidity.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements, Continued
 (Unaudited)




2.  Investment Securities
    ---------------------

     The amortized cost and fair values of investment securities at June 30, 2003 and December 31, 2002 were as follows(Dollars in thousands):

                                                                                                 June 30, 2003
                                                                                                ---------------
                                                                                       Amortized                  Fair
                                                                                         Cost                     Value
                                                                                      ----------               -----------
U.S. Treasury and federal agencies ......................................             $  172,055               $   177,180
Mortgage-backed U.S. government agencies.................................                159,614                   163,035
Obligations of states and political subdivisions.........................                184,263                   194,776
Corporate securities.....................................................                107,444                   108,341
Equity securities........................................................                 66,855                    70,184
                                                                                      ----------               -----------

     Total...............................................................             $  690,231               $   713,516
                                                                                      ==========               ===========



                                                                                               December 31, 2002
                                                                                               -----------------

                                                                                       Amortized                  Fair
                                                                                         Cost                     Value
                                                                                      ----------               -----------
U.S. Treasury and federal agencies ......................................             $  130,947               $   134,334
Mortgage-backed U.S. government agencies.................................                206,450                   210,825
Obligations of states and political subdivisions.........................                172,391                   177,135
Corporate securities.....................................................                 95,022                    93,094
Equity securities........................................................                 50,610                    52,413
                                                                                      ----------               -----------

     Total...............................................................             $  655,420               $   667,801
                                                                                      ==========               ===========


COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements, Continued
 (Unaudited)

3. Allowance for loan losses
   -------------------------

     Changes in the allowance for loan losses are as follows (Dollars in thousands):

                                                                  Six Months Ended           Year Ended         Six Months Ended
                                                                       June 30,              December 31,            June 30,
                                                                         2003                   2002                   2002
                                                                 ------------------         --------------      ------------------
Balance, January 1...................................                $  12,343                $12,132                 $12,132
Provision for loan losses............................                    1,000                  3,350                   2,250
Loan charge-offs.....................................                     (796)                (4,180)                 (2,046)
Recoveries...........................................                      375                  1,041                     290
                                                                     ---------               --------                --------
Balance, June 30, 2003, December 31,
 2002, and June 30, 2002.............................                $  12,922                $12,343                 $12,626
                                                                     =========                =======                 =======


                                RISK ELEMENTS (a)


                                                                      June 30,              December 31,              June 30,
                                                                        2003                   2002                    2002
                                                                     ---------                -------                 -------
Loans on which accrual of interest has been
 discontinued:
     Commercial................................................      $   3,071                $   757                 $ 4,643
     Residential and commercial mortgages......................          7,450                  8,250                   4,237
     Other.....................................................            760                    386                     214
                                                                     ---------                -------                 -------
                                                                        11,281                  9,393                   9,094
                                                                     ---------                -------                 -------

Other real estate..............................................            359                  1,183                     411
                                                                     ---------                -------                 -------

       Total non-performing assets.............................         11,640                 10,576                   9,505

Loans past due 90 days or more and still accruing interest:
     Commercial................................................            ---                    817                     495
     Residential and commercial mortgages.....................             38                      49                     440
     Consumer.................................................              23                     95                      46
                                                                     ---------                -------                 -------
                                                                            61                    961                     981
                                                                     ---------                -------                 -------

Total risk elements.....................................             $  11,701                $11,537                 $10,486
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

Impaired Loans
--------------

     At June 30, 2003 and December 31, 2002, the recorded investment in loans for which impairment has been recognized totaled $8.9 million and $7.0 million, respectively. The valuation allowance for impaired loans totaled $486,000 and $326,000 at June 30, 2003 and December 31, 2002, respectively. For the six months ended June 30, 2003, and 2002 the average recorded investment in impaired loans approximated $8.1 million and $7.6 million, respectively. Interest recognized on impaired loans on the cash basis for the six month periods ending June 30, 2003 and 2002 was not significant.

COMMUNITY  BANKS,  INC.  AND SUBSIDIARIES
Notes to  Consolidated  Interim  Financial  Statements,  Continued
(Unaudited)

4. Earnings Per Share:

     The following table sets forth the calculations of Basic and Diluted Earnings Per Share for the periods indicated:

                                                                                        Three Months Ended June 30,
                                                                  ----------------------------------------------------------------
                                                                               2003                                2002
                                                                  ----------------------------------------------------------------
                                                                                        Per-Share                        Per-Share
                                                                  Income      Shares     Amount       Income      Shares    Amount
                                                                  ----------------------------------------------------------------
                                                                                    (In thousands except per share data)
Basic EPS:
Net income available to common stockholders................       $ 4,976      9,625     $ .52         $4,619      9,715      $.48
                                                                  =======                =====         ======                 ====
Effect of Dilutive Securities:
Incentive stock options outstanding........................                      243                                 237
                                                                                ----                               -----
Diluted EPS:
Income available to common stockholders &
   assumed conversion......................................       $ 4,976      9,868     $ .50         $4,619      9,952      $.46
                                                                  =======                =====         ======                 ====

                                                                                    Six Months Ended June 30,
                                                           -----------------------------------------------------------------------
                                                                               2003                                 2002
                                                           -----------------------------------------------------------------------
                                                                                        Per-Share                        Per-Share
                                                                  Income      Shares    Amount         Income     Shares    Amount
                                                           -----------------------------------------------------------------------
                                                                                    (In thousands except per share data)
Basic EPS:
Net income available to common stockholders................       $10,077      9,612     $1.05         $9,070      9,723      $.93
                                                                  =======                =====         ======                 ====
Effect of Dilutive Securities:
Incentive stock options outstanding........................                      230                                 231
                                                                              ------                               -----
Diluted EPS:
Income available to common stockholders &
   assumed conversion......................................       $10,077      9,842     $1.02         $9,070      9,954      $.91
                                                                  =======                =====         ======                 ====

Per share and share data has been adjusted to reflect stock dividends.


5.        Letters of Credit:
          ------------------

     Outstanding letters of credit written are conditional commitments issued by the bank subsidiary to guarantee the performance of a customer to a third party. Community's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. Community had $23.6 million of standby letters of credit as of June 30, 2003. The subsidiary bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

     The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The subsidiary bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

6.   Comprehensive Income (Dollars in thousands):
     --------------------------------------------

                                                                       Three Months Ended                Six Months Ended
                                                                           June 30,                           June 30,
                                                                  --------------------------          -------------------------
                                                                    2003             2002                2003           2002
                                                                  --------------------------          -------------------------
Investment Securities:
     Unrealized holding gains
        arising during the period..........................       $12,822         $   13,516          $   12,451     $   10,576
     Reclassification adjustments for
        (gains) included in net income.....................        (1,047)              (518)             (1,547)          (536)
Unfunded pension liability.................................             -                  -                   -              -
                                                                  -------         ----------          ----------     ----------
Other comprehensive income..........................               11,775             12,998              10,904         10,040
Tax effect.................................................         4,121              4,549               3,816          3,514
                                                                  -------         ----------          ----------     ----------
Other comprehensive income,
     net of tax............................................       $ 7,654          $   8,449          $    7,088     $    6,526
                                                                  =======         ==========          ==========     ==========

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part I - Item 2.     Management's Discussion and Analysis of Financial Condition
                     -----------------------------------------------------------
                     and Results of Operations
                     -------------------------

Overview

     The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Community. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise indicated. In addition, income statement comparisons are based on the first six months of 2003 compared to the same period of 2002 unless otherwise indicated.

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

Critical Accounting Policies

     The following is a summary of those accounting policies that Community considers to be most important to the portrayal of its financial condition and results of operations, as they require management's most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

     Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When an impaired loan or portion of an impaired loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the valuation allowance.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
                     -----------------------------------------------------------
                     and Results of Operations (Continued)
                     -------------------------------------

Summary of Financial Results

     Community, the parent company of Community Banks, continued to report improved earnings performance for both the second quarter and first half of 2003. In the second quarter, earnings per share rose to $0.50, or nearly 9% over the $0.46 reported in the same quarter of 2002. At the same time, net income for the period rose to almost $5.0 million compared with $4.6 million in the second quarter of the year earlier period. Results for the second quarter of 2003 produced a return on average assets and return on average equity, two common measures of financial institution performance, of 1.12% and 14.62%, respectively.

     While steady improvement was recorded on a quarterly basis, year-to-date performance rose more substantially as earnings per share for the first six months of 2003 reached $1.02, a 12% increase over the $0.91 recorded in the first half of 2002. Net income for the first half of 2003 was in excess of $10 million. Results for both the second quarter and first half of 2003 were influenced by a number of factors, including an uncertain economic climate, a record decline in the level of interest rates, and ongoing efforts to reposition the investment portfolio to accommodate improved loan demand. Declines in key benchmark interest rates continued to compress net interest margin performance and constrained the overall rate of growth in net interest income. Despite the influence of these negative extrinsic factors, profit performance was enhanced by renewed loan growth trends, by a sustained credit quality focus, and by the continued diversification of the non-interest fee and service income revenue base. Operating expenses have continued to increase at a level commensurate with the rate of increase in related revenue generation activities, and also included the impact of a marketing campaign to promote brand awareness during the first half of the year.

     Growth trends in loans and overall earning assets rebounded during the quarter, reversing a period of less robust growth experienced since the economic downturn that began in early 2002. Quarter-over-quarter average loan growth was 10.5% in the second quarter of 2003 compared to the same period of 2002. Deposit growth, though steady, was 6.9%, while earning assets grew 14.5%. These growth measures exceeded the rate of growth in the first quarter of the current year, suggesting that the economic slowdown may have begun to exhibit signs of abatement. Total assets grew to $1.8 billion by the end of the second quarter while loans and deposits reached $1.0 billion and $1.2 billion, respectively at June 30, 2003. Mortgage generation activities continued to be vigorous as origination income was fueled by the lower interest rates and the affordability of financing for both new and existing homes.

     Performance continues to be favorably influenced by a credit quality profile that has reflected substantial improvement from the year earlier period. During both the first and second quarters of 2003, net charge-offs remained substantially below the amounts recorded throughout 2002, when net charge-offs reached .35% of total loans. Annualized net charge-offs in the first half of 2003 were .09%, reflecting Community's solid asset quality.

     During the first half of 2003, Community completed its acquisitions of the Abstracting Company of York County, a title insurance and abstracting company, and Shultz Insurance Agency in Hanover, Pennsylvania. In July 2003, Community announced its agreement to acquire Your Insurance Partner, an insurance agency with offices in Mechanicsburg and Dillsburg, Pennsylvania, and the completion of its acquisition of Erie Financial Group, Ltd., a York, Pennsylvania-based mortgage banking company. The Corporation also opened its first banking facility in downtown Harrisburg in July. Community now operates a community office network of 47 branches, combined with an expansive ATM network and a variety of financial services offered through both its banking offices and through specialized subsidiaries.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
                     -----------------------------------------------------------
                     and Results of Operations (Continued)
                     --------------------------------------

Average Statement of Condition

The average balance sheets for the six months ended June 30, 2003 and 2002 were as follows (Dollars in thousands):

                                                                                                          Change
                                                          2003                2002               Volume               %
-------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                              $      35,187              36,818         $    (1,631)          (4)%
Federal funds sold and other                                 1,036              20,207             (19,171)         (95)%
Investments                                                690,799             551,028             139,771            25%
Loans                                                      947,413             873,771              73,642             8%
Allowance for loan losses                                   12,750              12,610                 140             1%
-------------------------------------------------------------------------------------------------------------------------
Net loans                                                  934,663             861,161              73,502             9%
Goodwill and identifiable intangibles                        1,953                 992                 961            97%
Loans held for sale                                          8,335               6,887               1,448            21%
Other assets                                                69,161              64,956               4,205             6%
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                         $   1,741,134       $   1,542,049         $   199,085            13%
-------------------------------------------------------------------------------------------------------------------------


Noninterest-bearing deposits                         $     163,674       $     160,092         $     3,582             2%
Interest-bearing deposits                                  985,415             906,393              79,022             9%
Short-term borrowings                                      110,752              48,305              62,447           129%
Long-term debt                                             319,906             300,270              19,636             7%
Subordinated debentures                                     15,000                 ---              15,000            n/a
Other liabilities                                           12,742              11,687               1,055             9%
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                        1,607,489           1,426,747             180,742            13%
-------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY                                       133,645             115,302              18,343            16%
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $   1,741,134       $   1,542,049         $   199,085            13%
-------------------------------------------------------------------------------------------------------------------------


     Loan growth trends have been steady since the second quarter of 2002. Quarterly average loan growth has been between 6% and 7% on an annualized basis for each quarter from the second quarter of 2002 through the first quarter of 2003. In the quarter ended June 30, 2003, loan growth was more robust as growth during the second quarter over the same quarter of 2002 reached nearly 11%. This helped push the six-month growth rate to 8% for the first half of 2003. Commercial loan growth remains strong in the commercial real estate market, and general commercial lending has also shown recent growth. Residential real estate lending, composed primarily of loans to single-family creditors, has experienced a steady decline as a result of refinancing activity and the accessibility of secondary market liquidity, with most new credits being sold in the secondary market. This strategy reduces the interest rate risk associated with consumer preferences for long term, fixed rate lending, and provides valuable liquidity for other forms of relationship lending. Consumer demand for credit facilities continues to be a significant contributing factor to sustaining lending. In March of 2003, Community began offering a longer-term equity loan with bi-weekly payments as an alternative to consumers seeking low cost financing.

     Deposit  balances  remain  the  primary  source of  funding  for  financial institutions and Community recognized growth of 7.8% in this important core-funding source. Throughout 2002, deposit growth occurred evenly between core accounts and time deposits. In 2003, deposit products such as Community's higher interest PowerNOW Plus accounts contributed to more growth within the interest bearing deposit accounts than in demand deposits or time deposits.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
                     -----------------------------------------------------------
                     and Results of Operations (Continued)
                     -------------------------------------


     Community has made strategic use of short-tem funding sources at historic low rates to augment its funding needs. Increases in overnight fed funds borrowings have been used to fund earning asset growth short-term. Community monitors its funding needs and the benefits of this currently low cost source of funds and considers it in relation to its ability to generate funding through increased deposits and term borrowings. Subsequent to June 30, 2003, overnight borrowings through the Federal Home Loan Bank have begun to decrease. In December of 2002, Community executed a pooled trust preferred issuance of $15 million in order to increase its amount of regulatory capital. The use of these alternative funding vehicles continues to provide the excess liquidity necessary to fund earning asset growth.


Net Interest Income

     The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the six months ended June 30, 2003 and 2002 (Dollars in thousands):


                                                 2003                       2002                  Increase    (Decrease)
                                       Amount         Yield/rate    Amount          Yield/rate      Amount    Yield/rate
-------------------------------------------------------------------------------------------------------------------------
Interest income                      $   50,601          6.21%    $   51,217            7.13%     $     (616)       (.92)
Interest expense                         21,392          3.01%        23,514            3.78%         (2,122)       (.77)
-------------------------------------------------------------------------------------------------------------------------
Net interest income                  $   29,209                   $   27,703                      $    1,506
Interest spread                                          3.20%                          3.35%                       (.15)
Impact of non-interest funds                              .39%                          0.51%                       (.12)
-------------------------------------------------------------------------------------------------------------------------
Net interest margin                                      3.59%                          3.86%                       (.27)
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

     Net interest income increased $1.5 million, or 5.4% in 2003 compared to 2002. Both earning asset and interest-bearing liability levels increased and a decline in asset yields outpaced the decline in funding costs. As such, the net interest spread decreased 15 basis points.

     Interest income decreased $616,000 or 12% during the first half of 2003. An increase in earning assets of approximately $195 million was offset by a decrease in the yield on loans and investments, which decreased in line with a general decline in overall rates. Interest expense declined more substantially, by $2.1 million, or 9.0%. Although interest-bearing liabilities increased approximately $176 million, the benefit of a lower interest rate environment resulted in a decrease in the total rate paid on funding sources of 77 basis points. Given the reduction in interest rates since last year, the contribution from non-interest funding sources declined from 51 basis points to 39 basis points and added to the decrease in net interest margin.

     In isolating second quarter 2003 performance, net interest margin declined from the levels achieved in the prior quarter and from a year ago. Second quarter net interest margin for 2003 reached 3.49% compared to 3.68% in the first quarter and 3.76% in the second quarter of 2002.

     Within the scope of its asset/liability management policy, Community has repositioned its balance sheet posture in anticipation of a gradual rise in interest rates. Expectations are that further substantial declines in overall interest rates are considered to be unlikely and that Community is well positioned to benefit from a measured increase in the rate environment in 2003 and 2004.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
                     -----------------------------------------------------------
                     and Results of Operations (Continued)
                     -------------------------------------


Provision for Loan Losses

     Community remains attuned to the influence of unfolding economic conditions and their potential impact on credit conditions and the adequacy of the allowance for loan losses. The provision for loan losses charged to income in 2003 was $1.0 million compared to $2.3 million in 2002. Net loan charge-offs in 2003 were $421,000, or .08% of average loans annualized, compared to $1.8 million, or .40% of average loans annualized, in the first half of 2002. Non-accrual loans of $11.3 million at June 30, 2003, increased from $9.1 million a year earlier, reflecting in part a migration of loans from the 90 days past due category, but also an increase in commercial accounts. Loans 90 days past due but still accruing interest showed a dramatic decline to $61,000 at June 30, 2003, from $981,000 at June 30, 2002. Overall credit quality trends continue to reflect the underlying credit quality standards applied to Community's lending function.


Non-Interest Income

     Non-interest income continued to improve on a year-over-year basis, reflecting Community's continuing emphasis on the expansion of products and services. Non-interest income, exclusive of security gains, increased $1.0 million, or 15%, in the first half of 2003 compared to the first half of 2002.

     Service charges on deposit accounts increased $760,000, or 48.2%, in the first half of 2003 compared to 2002. Service charges include the impact of fees associated with insufficient funds, deposit service fees, and other similar fee-based products. In 2003, Community instituted an overdraft program, which fees accounted for a portion of the increase in deposit account service charges

     Insurance premium income and commissions increased $76,000, or 1.1%, in 2003 from 2002 and reflected an increase in title insurance activity offset partially by a decrease in fees earned through Community's captive insurance business. Consistent with the growth in mortgage related activity, title insurance volume reached an all-time high and included the impact of the April 2003 acquisition of the Abstracting Company of York County. During the latter part of 2002, changes in federal regulations required that all banks convert from a single premium to a monthly premium on credit insurance, which will require income recognition over the life of the related loan. Previously, such fees could be recognized upon remittance of the single premium. Over time, this change in income recognition is not expected to adversely affect fees from this service. Insurance premium income and commissions of $848,000 in the second quarter of 2003 increased $438,000, or 106.8%, over the $410,000 recognized in the first quarter.

     Community derives revenue from the origination and sale of mortgage loans into the secondary market. Gains on loan sales increased $385,000, or 79.2% in 2003 as a result of continued demand for fixed-rate real estate loans in this historically low interest rate environment.

     Investment security gains of $1.5 million were recognized in the first half of 2003 compared to $536,000 in 2002. Such gains were realized pursuant to management's ongoing effort to review investment holdings and portfolio strategy. During the first half of 2003, Community recognized gains arising from discrete sales of certain callable investments, which were likely to be called in the near term. Other gains resulted from the sale of equity securities of other financial institutions that had been recently acquired.

     Other income for the first half of 2003 totaled $1.2 million compared to $1.8 million for the first half of 2002. In 2002, a gain on the sale of two branches was recognized. In July 2003, Community announced the sale of one branch, which is expected to be consummated during the third quarter. Community constantly monitors the performance of its office locations, using its ongoing analysis and rationalization of its current office structure in its consideration of maintaining existing markets, as well as expansion into markets with more vibrant growth characteristics. Other income for the second quarter of 2003 totaled $809,000, an increase of $415,000 over first quarter income of $394,000. During the second quarter, Community recognized a one-time fee associated with a change in its check-printing vendor for customer checks. This enabled Community to unify its entire customer base under a single service provider.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
                     -----------------------------------------------------------
                     and Results of Operations (Continued)
                     -------------------------------------


Non-Interest Expenses

     The increase in salaries and employee benefits of $1.8 million or 17.8% for 2003 compared to 2002 was affected by a number of factors including the annual merit increase and employees added through the expansion of both Community's office network, its fee-based activities, and corporate acquisitions.

     The increase in occupancy expense of $739,000, or 26.4%, includes the effect of branch expansion and the opening of the Southern Operations Center in 2002, as well as increased costs of facilities maintenance associated with the harsh winter weather experienced throughout Community's geographic region in the first quarter of 2003.

     Other operating expense increased $143,000 or 2.3% in the first half of 2003. Marketing costs increased approximately $475,000 in the first half of 2003 and will continue to increase throughout 2003 as part of a plan to broaden customer awareness of Community Banks and the services it provides in targeted markets. Community continues to execute a targeted strategic marketing campaign that includes radio, billboard, direct mail, and television mediums. The timing of these expenditures is intended to correspond with market expansion opportunities within several of the markets currently experiencing disruption from merger activity.


Income Taxes

     Income tax expense for the first six months of 2003 was $2.2 million, resulting in an effective tax rate of 18.2%. The relative level of tax-exempt income influences Community's effective income tax rates and is largely responsible for the difference between the effective tax rate for 2003 and 2002 and the statutory federal tax rate for corporations.


 Stockholders' Equity

     Capital strength is a critical metric with which to judge the overall stability of a financial institution. A strong capital base is also a prerequisite for sustaining franchise growth through both internal expansion and strategic acquisition opportunities. Regulatory authorities impose constraints and restrictions on bank capital levels that are designed to help ensure the vitality of the nation's banking system.

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

     Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. All regulatory capital guidelines are now based upon a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. The following table provides the risk-based capital positions at June 30, 2003 for Community and its banking subsidiary, CommunityBanks, along with a comparison to the various regulatory capital requirements:

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
                     -----------------------------------------------------------
                     and Results of Operations (Continued)
                     -------------------------------------


                                                    June 30,                  Regulatory                 "Well
                                                      2003                     Minimums               Capitalized"
                                                      ----                   ------------              --------
     Leverage ratio
     --------------
     Community Banks, Inc.                             7.85%                      4%                      N/A
     CommunityBanks                                    7.59%                      4%                        5%

     Tier 1 capital ratio
     --------------------
     Community Banks, Inc.                            10.51%                      4%                      N/A
     CommunityBanks                                    9.94%                      4%                        6%

     Total risk-based capital ratio
     ------------------------------
     Community Banks, Inc.                            11.60%                      8%                      N/A
     CommunityBanks                                   10.97%                      8%                       10%



     At June 30, 2003, total stockholders' equity reflected accumulated other comprehensive income of $13.6 million compared to the accumulated other comprehensive income of $6.5 million reflected in total stockholder's equity at year-end 2002. This increase can be attributed to the change in the net unrealized gain on investment securities available for sale, net of taxes. During the early portion of the third quarter of 2003, interest rate trends began to reverse. Such a pattern, if sustained, would have the effect of eroding the unrealized gains reflected in stockholders' equity. Community reissued approximately 108,000 shares and purchased approximately 100,000 shares of treasury stock during the first six months of 2003. Community currently has board approval to purchase an additional 182,000 shares through it share repurchase plan.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------------

     Community Banks, Inc. has virtually no involvement with derivative financial instruments and does not use them for trading purposes. Any derivatives are embedded in their host contract and are not required to be bifurcated. The business of Community and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities and investment securities), which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Other than loans which are originated and held for sale, all of the financial instruments of Community are for other than trading purposes.

     Interest rate sensitivity results when the maturity or repricing intervals of interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, Community's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. Community's exposure to interest rate sensitivity is managed primarily through Community's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since Community's primary source of interest-bearing liabilities is customer deposits, its ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which it operates. Borrowings, which include Federal Home Loan Bank (FHLB) advances and short-term loans, subordinated notes, and other short-term and long-term borrowings are generally structured with specific terms which in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate Community's exposure to interest rate sensitivity.

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

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk
                     -----------------------------------------------------------
                     (Continued)
                     -----------

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

Interest Rate Sensitivity at June 30, 2003
------------------------------------------
                                              1-90           90-180           180-365           1 year
Dollars in thousands                          days            days             days             or more        Total
-----------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits in
   other banks                              $  1,040               ---              ---               ---    $    1,040
Investment securities                         97,780       $    49,259       $  113,672       $   452,805       713,516
Loans, net of unearned income                354,768            82,809          105,356           461,134     1,004,067
Loans held for sale                            3,179                96              192             3,313         6,780
-----------------------------------------------------------------------------------------------------------------------
Total                                       $456,767       $   132,164       $  219,220       $   917,252    $1,725,403
-----------------------------------------------------------------------------------------------------------------------
Liabilities
Savings                                     $399,022       $       ---       $      ---       $       ---    $  399,022
Time                                          91,685            64,000           86,026           259,049       500,760
Time in denominations of
   $100,000 or more                           30,424            16,949           19,306            43,354       110,033
Short-term borrowings                        156,015               ---              ---               ---       156,015
Long-term debt                                   849             5,849            1,698           310,716       319,112
Subordinated debentures                       15,000               ---              ---               ---        15,000
-----------------------------------------------------------------------------------------------------------------------
Total                                       $692,995       $    86,798       $  107,030       $   613,119    $1,499,942
-----------------------------------------------------------------------------------------------------------------------

Interest Sensitivity Gap
Periodic                                    (236,228)      $    45,366       $  112,190       $   304,133
Cumulative                                                    (190,862)         (78,672)          225,461
Cumulative gap as a percentage
   of earning assets                            (14)%             (11)%             (5)%               13%

     The negative GAP between interest-earning assets and interest-bearing liabilities maturing or repricing within one year approximated 5% at both June 30, 2003, and December 31, 2002. Community's interest rate risk posture has remained relatively constant since the end of the year.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4.  Controls and Procedures
-----------------------------------------

     Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2003.

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

Item 4 - Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders of Community Banks, Inc. was held on May 1, 2003 for the purpose of considering and voting upon the following matter:

                    To elect four (4) directors: Robert W. Rissinger, John W. Taylor, Jr., Wayne H. Mummert, and Scott J. Newkam, to serve until the 2007 annual meeting of shareholders. Each director received affirmative votes representing at least 77.13% of the shares outstanding.


Item 5 - Other Information

          Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)       Exhibits


          3(i) Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1, attached to Registrant's registration on Form 8-A, filed on May 13, 2002)
          3(ii) Amended By-Laws (Incorporated by reference to Exhibit 3.2, attached to Community's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
          4 Instruments defining the rights of the holders of trust capital securities and sold by Community in December 2002 are not attached, as the amount of such securities is less than 10% of the consolidated assets of Community and its subsidiaries, and the securities have not been registered. Community agrees to provide copies of such instruments to the SEC upon request.
          10.1 2000 Directors' Stock Option Plan, incorporated by reference to Exhibit 4 to Community's registration on Form S-8, filed on May 17, 2000 (Incorporated by reference to Exhibit 10.1 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28,
                    2003)
          10.2      1998 Long-Term Incentive Plan,  incorporated by reference to
                    Exhibit 4 to Community's registration on Form S-8, filed on June 18, 1998(Incorporated by reference to Exhibit 10.2 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28,
                    2003)

COMMUNITY BANKS, INC. AND SUBSIDIARIES


PART II - Item 6.   Exhibits and Reports on Form 8-K - (a) Exhibits (Continued)
--------------------------------------------------------------------------------


          10.3 Form of Stock Option Agreement - Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.4 Form of Stock Option Agreement - Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.5 Employment Agreement of Eddie L. Dunklebarger (Incorporated by reference to Exhibit 10.5 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.6 Employment Agreement of Donald F. Holt (Incorporated by reference to Exhibit 10.6 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.7 Employment Agreement, and amendment thereto, of Robert W. Lawley (Incorporated by reference to Exhibit 10.7 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28,
                    2003)
          10.8 Employment Agreement, and amendment thereto, of Anthony N. Leo (Incorporated by reference to Exhibit 10.8 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28,
                    2003)
          10.9 Employment Agreement, and amendment thereto, of Jeffrey M. Seibert (Incorporated by reference to Exhibit 10.9 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28,
                    2003)
          10.10 Salary Continuation Agreement, and amendment thereto, of Eddie L. Dunklebarger (Incorporated by reference to Exhibit
                    10.10 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.11 Salary Continuation Agreement, and amendment thereto, of Robert W. Lawley (Incorporated by reference to Exhibit 10.11 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28,
                    2003)
          10.12 Salary Continuation Agreement, and amendment thereto, of Anthony N. Leo (Incorporated by reference to Exhibit 10.12 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28,
                    2003)
          10.13 Salary Continuation Agreement, and amendment thereto, of Jeffrey M. Seibert (Incorporated by reference to Exhibit
                    10.13 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.14 Rights Agreement between Community Banks, Inc. and Community Banks, dated February 28, 2002, incorporated by reference to
                    Exhibit 1 to Community's registration on Form 8-A, filed on February 27, 2002
          10.15 Community Banks, Inc. 401(k) Plan (Incorporated by reference to Exhibit 10.15 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          31.1      Rule  13a-14(a)/15d-14(a)   Certification  (Chief  Executive
                    Officer)
          31.2      Rule  13a-14(a)/15d-14(a)   Certification  (Chief  Financial
                    Officer)
          32.1      Section 1350 Certification (Chief Executive Officer)
          32.2      Section 1350 Certification (Chief Financial Officer)

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART II - Item 6 - Exhibits and Reports on Form 8-K (Continued)
---------------------------------------------------------------


(b)      Reports on Form 8-K
----------------------------

          Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2003:

          Report Dated April 17, 2003
          ---------------------------
          Registrant announced its earnings for the period ended March 31, 2003.

          Report Dated May 1, 2003
          ------------------------
          Registrant announced the declaration of a second quarter dividend.
          Registrant also reported that its annual shareholders' meeting was held on May 1, 2003.

          Report Dated June 4, 2003
          -------------------------
          Registrant engaged Beard Miller Company LLP as its independent accountant, replacing PriceWaterHouseCoopers LLP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              COMMUNITY BANKS, INC.
                                  (Registrant)

Date   August 14, 2003                            /s/ Eddie L. Dunklebarger
    ------------------                            ----------------------------
                                                     Eddie L. Dunklebarger
                                                     Chairman and President
                                                    (Chief Executive Officer)


Date   August 14, 2003                            /s/ Donald F. Holt
    ------------------                            ----------------------------
                                                     Donald F. Holt
                                                    Executive Vice President
                                                    (Chief Financial Officer)