Form 10-Q/A
period 2003-06-30
COMMUNITY BANKS INC /PA/
filed 2003-09-12
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2003

                                   No. 0-15786
                            (Commission File Number)

                              COMMUNITY BANKS, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


     PENNSYLVANIA                                             23-2251762
------------------------                               ------------------------
(State of Incorporation)                               (IRS Employer ID Number)



750 East Park Dr., Harrisburg, PA                              17111
------------------------------------------               ------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (717) 920-1698
                                 --------------
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                      -----    -----


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). YES  X   NO
                                               -----   -----

                Number of shares outstanding as of July 31, 2003

CAPITAL STOCK-COMMON                                       9,640,000
--------------------                                  --------------------
(Title of Class)                                      (Outstanding Shares)

EXPLANATORY NOTE:
-----------------

     This Form 10-Q/A is being filed to include the certifications under Rule 13a-14(a)/15d-14(a) effective pursuant to rules promulgated under the Securities Exchange Act of 1934, as amended, effective as of August 14, 2003. Our Form 10-Q filed on August 14, 2003 inadvertently included, as Exhibits 31.1 and 31.2, certification forms in effect prior to August 14, 2003. Modified Exhibits 31.1 and 31.2 with current signatures and dating are included in this Form 10-Q/A.



                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

 (a)     Exhibits
 ----------------

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


PART II - Item 6.   Exhibits and Reports on Form 8-K - (a) Exhibits (Continued)
--------------------------------------------------------------------------------


 10.10 Salary Continuation Agreement, and amendment thereto, of Eddie L. Dunklebarger (Incorporated by reference to Exhibit 10.10 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
 10.11 Salary Continuation Agreement, and amendment thereto, of Robert W. Lawley (Incorporated by reference to Exhibit 10.11 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
 10.12 Salary Continuation Agreement, and amendment thereto, of Anthony N. Leo (Incorporated by reference to Exhibit 10.12 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
 10.13 Salary Continuation Agreement, and amendment thereto, of Jeffrey M. Seibert (Incorporated by reference to Exhibit 10.13 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
 10.14 Rights Agreement between Community Banks, Inc. and Community Banks, dated February 28, 2002, incorporated by reference to Exhibit 1 to Community's registration on Form 8-A, filed on February 27, 2002
 10.15    Community  Banks,  Inc.  401(k) Plan  (Incorporated  by  reference  to
          Exhibit 10.15 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          31.1 Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (Amended)
 31.2     Rule  13a-14(a)/15d-14(a)   Certification  (Chief  Financial  Officer)
          (Amended)
 32.1     Section 1350 Certification (Chief Executive Officer)
 32.2     Section 1350 Certification (Chief Financial Officer)



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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMMUNITY BANKS, INC.
                                  (Registrant)

Date     September 12, 2003                       /s/ Eddie L. Dunklebarger
    -------------------------------               ----------------------------
                                                      Eddie L. Dunklebarger
                                                      Chairman and President
                                                    (Chief Executive Officer)




Date     September 12, 2003                       /s/ Donald F. Holt
    -------------------------------               ------------------------------
                                                      Donald F. Holt
                                                     Executive Vice President
                                                    (Chief Financial Officer)