Form 10-Q
period 2003-09-30
COMMUNITY BANKS INC /PA/
filed 2003-11-14
CIK 714710

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 2003

                                   No. 0-15786
                                   -----------
                            (Commission File Number)

                              COMMUNITY BANKS, INC.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)


      PENNSYLVANIA                                             23-2251762
------------------------                                 ----------------------
(State of Incorporation)                                (IRS Employer ID Number)

   750 East Park Dr., Harrisburg, PA                              17111
------------------------------------------                 ------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (717) 920-1698
                          -----------------------------
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO
                                      -----     -----



Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). YES  X    NO
                                               -----    -----

               Number of shares outstanding as of October 31, 2003

 CAPITAL STOCK-COMMON                                           11,606,000
 --------------------                                      ------------------
   (Title of Class)                                       (Outstanding Shares)

                     COMMUNITY BANKS, INC. and SUBSIDIARIES

                                   INDEX 10-Q


PART I - Financial Information

Item 1.     Financial Statements

      Consolidated Interim Balance Sheets..................................... 3
      Consolidated Interim Statements of Income............................... 4
      Consolidated Interim Statements of Changes in Stockholders' Equity...... 5
      Consolidated Interim Statements of Cash Flows........................... 6
      Notes to Consolidated Interim Financial Statements................... 7-12

Item 2.     Management's Discussion and Analysis of Financial
     Condition and Results of Operation................................... 13-20

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....21-22

Item 4.     Controls and Procedures ......................................... 23


PART II - Other Information

Item 1.     Legal Proceedings................................................ 24

Item 2.     Changes in Securities and Use of Proceeds........................ 24

Item 3.     Defaults Upon Senior Securities.................................. 24

Item 4.     Submission of Matters to a Vote of Security Holders.............. 24

Item 5.     Other Information................................................ 24

Item 6.     Exhibits and Reports on Form 8-K.............................. 24-26


SIGNATURES................................................................... 27

COMMUNITY BANKS, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

Consolidated Interim Balance Sheets
(Unaudited)
(Dollars in thousands except per share data)

                                                                           September 30,              December 31,
                                                                                2003                     2002
                                                                          --------------             -------------

ASSETS

Cash and due from banks.....................................              $       43,244             $      36,137
Interest-bearing time deposits in other banks...............                       1,179                       951
Investment securities, available for sale...................                     633,261                   667,801
Loans.......................................................                   1,068,967                   904,568
   Less:  Allowance for loan losses.........................                     (13,440)                  (12,343)
                                                                          --------------              ------------
              Net loans.....................................                   1,055,527                   892,225
Premises and equipment, net.................................                      24,507                    24,209
Goodwill and identifiable intangible assets.................                       4,699                     1,760
Other real estate owned.....................................                         572                     1,183
Loans held for sale.........................................                       6,835                    11,483
Accrued interest receivable and other assets................                      46,184                    44,149
                                                                          --------------             -------------

     Total assets...........................................              $    1,816,008             $   1,679,898
                                                                          ==============             =============

LIABILITIES

Deposits:
   Demand (non-interest bearing)............................              $      176,068             $     168,277
   Savings..................................................                     433,811                   345,598
   Time.....................................................                     496,764                   506,991
   Time in denominations of $100,000 or more................                     103,989                   112,047
                                                                          --------------             -------------
   Total deposits..........................................                    1,210,632                 1,132,913
Short-term borrowings.......................................                      92,935                    69,125
Long-term debt..............................................                     348,082                   320,533
Subordinated debentures.....................................                      15,000                    15,000
Accrued interest payable and other liabilities..............                      12,649                    13,165
                                                                          --------------             -------------

   Total liabilities........................................                   1,679,298                 1,550,736
                                                                          --------------             -------------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000 shares
   authorized; no shares issued and outstanding.............                         ---                       ---
Common stock-$5.00 par value; 20,000,000
   shares authorized; 11,854,000 and 9,410,000 shares
   issued in 2003 and 2002, respectively....................                      59,266                    47,053
Surplus.....................................................                      57,389                    46,418
Retained earnings...........................................                      21,409                    35,344
Accumulated other comprehensive income, net of
   tax of $2,397 and $3,520, respectively...................                       4,451                     6,538
Less: Treasury stock of 282,000 and 258,000
   shares at cost, respectively.............................                      (5,805)                   (6,191)
                                                                          --------------             -------------
  Total stockholders' equity................................                     136,710                   129,162
                                                                          --------------             -------------

  Total liabilities and stockholders' equity................              $    1,816,008             $   1,679,898
                                                                          ==============             =============



The accompanying notes are an integral part of the consolidated interim financial statements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income
(Unaudited)
(Dollars in thousands except per share data)

                                                                          Three Months Ended                  Nine Months Ended
                                                                            September 30,                        September 30,
                                                                      --------------------------          -------------------------
                                                                         2003            2002                2003           2002
                                                                      --------------------------          -------------------------
INTEREST INCOME:
   Interest and fees on loans.....................................    $   16,691      $   16,958          $   49,121     $   50,463
   Interest and dividends on investment securities:
      Taxable.....................................................         4,456           5,000              14,316         14,773
      Exempt from federal income tax..............................         2,618           2,414               7,819          7,284
   Other interest income..........................................             4              41                   7            215
                                                                      ----------      ----------          ----------     ----------
      Total interest income.......................................        23,769          24,413              71,263         72,735
                                                                      ----------      ----------          ----------     ----------

INTEREST EXPENSE:
   Interest on deposits:
      Savings.....................................................           825           1,012               2,387          3,257
      Time........................................................         4,046           5,213              12,630         15,824
      Time in denominations of $100,000 or more...................           792             911               2,538          2,848
   Interest on short-term borrowings and long-term debt...........         4,637           4,234              13,678         12,606
   Interest on subordinated debentures............................           171             ---                 526            ---
   Federal funds purchased and repo interest......................            44              95                 148            444
                                                                      ----------      ----------          ----------     ----------
      Total interest expense.....................................         10,515          11,465              31,907         34,979
                                                                      ----------      ----------          ----------     ----------
      Net interest income.........................................        13,254          12,948              39,356         37,756
Provision for loan losses.........................................           900             500               1,900          2,750
                                                                      ----------      ----------          ----------     ----------
      Net interest income after provision for loan losses........         12,354          12,448              37,456         35,006
                                                                      ----------      ----------          ----------     ----------

NON-INTEREST INCOME:
   Investment management and trust services.......................           292             260                 942            765
   Service charges on deposit accounts...........................          1,350             932               3,686          2,508
   Other service charges, commissions and fees....................           799             568               2,329          1,855
   Investment security gains .....................................           302              64               1,849            600
   Insurance premium income and commissions.......................           819             331               2,077          1,513
   Mortgage banking revenue.......................................           936             310               1,807            796
   Other income...................................................         1,003             511               2,206          2,284
                                                                      ----------      ----------          ----------     ----------
      Total non-interest income...................................         5,501           2,976              14,896         10,321
                                                                      ----------      ----------          ----------     ----------

NON-INTEREST EXPENSES:
   Salaries and employee benefits.................................         6,623           5,638              18,799         15,968
   Net occupancy expense..........................................         1,820           1,528               5,364          4,333
   Other operating expense........................................         3,135           2,397               9,593          8,712
                                                                      ----------      ----------          ----------     ----------
      Total non-interest expenses.................................        11,578           9,563              33,756         29,013
                                                                      ----------      ----------          ----------     ----------
      Income before income taxes..................................         6,277           5,861              18,596         16,314
Income taxes .....................................................         1,130           1,121               3,372          2,504
                                                                      ----------      ----------          ----------     ----------

      Net income..................................................    $    5,147      $    4,740          $   15,224     $   13,810
                                                                      ==========      ==========          ==========     ==========

CONSOLIDATED PER SHARE DATA:
   Basic earnings per share.......................................    $      .45      $      .41          $     1.32     $     1.19
   Diluted earnings per share.....................................    $      .43      $      .40          $     1.28     $     1.16
   Dividends declared.............................................    $      .17      $      .14          $      .49     $      .41




The accompanying notes are an integral part of the consolidated interim financial statements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Changes in Stockholders' Equity
(Unaudited)
(Dollars in thousands except per share data)

                                                                    Nine Month Periods Ended September 30
                                                                    -------------------------------------

                                                                                      Accumulated
                                                                                         Other
                                              Common                  Retained       Comprehensive        Treasury         Total
                                               Stock      Surplus     Earnings        Income(Loss)          Stock          Equity
                                              ------------------------------------------------------------------------------------
Balance, January 1, 2002.................     $44,839     $35,906      $36,923           $(4,024)          $(2,395)       $111,249
   Comprehensive income:
      Net income.........................                               13,810                                              13,810
      Unrealized gain on securities, net
        of reclassification adjustment ..                                                 11,704                            11,704
                                                                                                                          --------
     Total comprehensive income..........                                                                                   25,514
Cash dividends ($.41 per share)..........                               (4,824)                                             (4,824)
5% stock dividend declared in February
   2002 (440,000 shares).................       2,241      10,177      (12,418)                                                ---
Purchases of treasury stock
   (198,000 shares)......................                                                                   (5,142)         (5,142)
Issuance of additional shares
   (81,000 net shares of treasury
   stock reissued and 4,000 shares
   of common stock canceled).............         (21)                    (486)                              1,760           1,253
                                              -------     -------      -------           -------           -------        --------

Balance, September 30, 2002..............     $47,059     $46,083      $33,005           $ 7,680           $(5,777)       $128,050
                                              =======     =======      =======           =======           =======        ========


Balance, January 1, 2003.................     $47,053     $46,418      $35,344           $ 6,538           $(6,191)       $129,162
   Comprehensive income:
     Net income..........................                               15,224                                              15,224
     Unrealized loss on securities, net
        of reclassification adjustments..                                                 (2,087)                           (2,087)
                                                                                                                          --------
     Total comprehensive income..........                                                                                   13,137
Cash dividends ($.49 per share)..........                               (5,678)                                             (5,678)
5% stock dividend declared in
     February 2003 (470,000 shares)......       2,346      10,612      (12,984)                                                (26)
20% stock split payable in the form of a
     stock dividend, declared in
     November 2003 (1,976,000 shares)....       9,878                   (9,878)                                                ---
Purchases of treasury stock
    (138,000 shares).....................                                                                   (3,275)         (3,275)
Issuance of additional shares
    (179,000 net shares of treasury
    stock reissued and 2,000 shares
    of common stock canceled)............         (11)        359         (619)                              3,661           3,390
                                              -------     -------      -------           -------           -------        --------

Balance, September 30, 2003..............     $59,266     $57,389      $21,409           $ 4,451           $(5,805)       $136,710
                                              =======     =======      =======           =======           =======        ========


The accompanying notes are an integral part of the consolidated interim financial statements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                     --------------------------------------
                                                                                         2003                       2002
                                                                                     --------------------------------------
Operating Activities:
   Net income........................................................                $    15,224                $    13,810
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses.......................................                      1,900                      2,750
     Depreciation and amortization...................................                      2,309                      1,971
     Amortization of security premiums and discounts, net............                      2,109                         69
     Investment security gains.......................................                     (1,849)                      (600)
     Loans originated for sale.......................................                    (58,880)                   (39,811)
     Proceeds from sales of loans....................................                     64,866                     43,925
     Gains on loan sales.............................................                     (1,338)                      (796)
     Change in other assets, net.....................................                      2,845                     (2,408)
     Change in accrued interest payable and
      other liabilities, net.........................................                     (2,913)                       780
                                                                                     -----------                -----------

      Net cash provided by operating activities......................                     24,273                     19,690
                                                                                     -----------                -----------

Investing Activities:
   Net increase in interest-bearing time
    deposits in other banks..........................................                       (228)                      (193)
   Proceeds from sales of investment securities......................                    153,233                    117,267
   Proceeds from maturities of investment securities.................                    126,803                     57,081
   Purchases of investment securities................................                   (248,966)                  (232,590)
   Net increase in total loans.......................................                   (165,852)                   (52,165)
   Additions to premises and equipment...............................                     (2,311)                    (2,533)
   Other.............................................................                     (2,584)                      (880)
                                                                                     -----------                -----------

    Net cash used by investing activities............................                   (139,905)                  (114,013)
                                                                                     -----------                -----------

Financing Activities:
   Net increase in total deposits....................................                     77,719                    112,170
   Net increase in short-term borrowings.............................                     23,810                     13,727
   Proceeds from issuance of long-term debt..........................                     30,000                        ---
   Repayment of long-term debt.......................................                     (2,451)                   (26,384)
   Cash dividends and cash paid in lieu of fractional shares.........                     (5,704)                    (4,824)
   Purchases of treasury stock.......................................                     (3,275)                    (5,142)
   Proceeds from issuance of common stock............................                      2,640                      1,253
                                                                                     -----------                -----------

    Net cash provided by financing activities........................                    122,739                     90,800
                                                                                     -----------                -----------

 Increase (decrease) in cash and cash equivalents....................                      7,107                     (3,523)

Cash and cash equivalents at beginning of period.....................                     36,137                     44,764
                                                                                     -----------                -----------

Cash and cash equivalents at end of period...........................                $    43,244                $    41,241
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

     Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2002.

     Community Banks, Inc. (Community) is a financial holding company whose wholly-owned subsidiaries include Community Banks, Community Bank Investments, Inc. (CBII), Community Banks Life Insurance Co. (CBLIC) and CMTY Capital Trust
I. Community Banks provides a wide range of services through its network of offices in Adams, Cumberland, Dauphin, Luzerne, Northumberland, Schuylkill, Snyder, and York Counties in Pennsylvania and Carroll and Montgomery Counties in Maryland.

     Statement of Cash Flows - Cash and cash equivalents include cash and due from banks and federal funds sold. The company made cash payments of $2.6 million and $2.9 million and $32.0 million and $35.6 million for income taxes and interest, respectively, for each of the nine month periods ended September 30, 2003 and 2002. Excluded from the consolidated statements of cash flows for the periods ended September 30, 2003 and 2002 was the effect of certain non-cash activities. The company acquired real estate through foreclosure totaling $650,000 and $2.7 million, respectively.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements, Continued
(Unaudited)

Stock-Based Compensation - Community has a stock-based compensation plan and accounts for this plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Community had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

(Dollars in thousands, except per share data)
                                                                          Three Months Ended                  Nine Months Ended
                                                                             September 30,                       September 30,
                                                                      --------------------------          -------------------------
                                                                          2003              2002              2003           2002
                                                                      --------------------------          -------------------------

Net income, as reported.........................................      $    5,147      $    4,740          $   15,224     $   13,810
Deduct:  Total stock-based compensation
      expense determined under fair value based
      method for all awards, net of related tax effect..........            (127)            (99)               (380)          (296)
                                                                      ----------      ----------          ----------     ----------

Pro forma net income............................................      $    5,020      $    4,641          $   14,844     $   13,514
                                                                      ==========      ==========          ==========     ==========

Earnings per share:
   Basic - as reported..........................................      $      .45      $      .41          $     1.32     $     1.19
   Basic - pro forma............................................      $      .43      $      .40          $     1.29     $     1.16
   Diluted - as reported........................................      $      .43      $      .40          $     1.28     $     1.16
   Diluted - pro forma..........................................      $      .42      $      .39          $     1.25     $     1.13



     Recent Accounting Developments - In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective December 31, 2003 for VIEs acquired before February 1, 2003.

     In its current form, FIN 46 may require Community to deconsolidate its investment in CMTY Capital Trust I (the Trust) on the December 31, 2003, effective date. The potential deconsolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trust, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. If the outcome is that the Trust is no longer included in consolidated results, the Corporation will still meet all regulatory capital requirements.

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

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements, Continued
 (Unaudited)



2.  Investment Securities
    ---------------------

     The amortized cost and fair values of investment securities at September 30, 2003 and December 31, 2002 were as follows:



                                                                                                September 30, 2003
                                                                                                ------------------
                                                                                       Amortized                   Fair
                                                                                          Cost                     Value
                                                                                          ----                     -----

U.S. Treasury and federal agencies ......................................             $   152,188               $   151,933
Mortgage-backed U.S. government agencies.................................                 117,658                   118,945
Obligations of states and political subdivisions.........................                 178,896                   184,015
Corporate securities.....................................................                 106,074                   106,793
Equity securities........................................................                  69,275                    71,575
                                                                                      -----------               -----------

     Total...............................................................             $   624,091               $   633,261
                                                                                      ===========               ===========


                                                                                                December 31, 2002
                                                                                                -----------------
                                                                                       Amortized                   Fair
                                                                                          Cost                     Value
                                                                                          ----                     -----


U.S. Treasury and federal agencies ......................................             $   130,947               $   134,334
Mortgage-backed U.S. government agencies.................................                 206,450                   210,825
Obligations of states and political subdivisions.........................                 172,391                   177,135
Corporate securities.....................................................                  95,022                    93,094
Equity securities........................................................                  50,610                    52,413
                                                                                      -----------               -----------

     Total...............................................................             $   655,420               $   667,801
                                                                                      ===========               ===========


COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements, Continued
 (Unaudited)

3. Allowance for loan losses
   -------------------------

     Changes in the allowance for loan losses are as follows:


                                                                 Nine Months Ended         Year Ended           Nine Months Ended
                                                                    September 30,          December 31,           September 30,
                                                                        2003                  2002                    2002
                                                                 -----------------        ------------          -----------------

Balance, January 1...................................                $  12,343              $  12,132               $  12,132
Provision for loan losses............................                    1,900                  3,350                   2,750
Loan charge-offs.....................................                   (1,360)                (4,180)                 (2,623)
Recoveries...........................................                      557                  1,041                     510
                                                                     ---------              ---------               ---------
Balance, September 30, 2003, December 31,
 2002, and September 30, 2002........................                $  13,440              $  12,343               $  12,769
                                                                     =========              =========               =========


                                RISK ELEMENTS (a)

                                                                    September 30,          December 31,           September 30,
                                                                        2003                   2002                   2002
                                                                    ------------           -----------             -----------
Loans on which accrual of interest has been
 discontinued:
     Commercial................................................      $   3,437              $   2,257               $   4,471
     Residential and commercial mortgages......................          6,972                  6,609                   3,600
     Other.....................................................            901                    527                     569
                                                                     ---------              ---------               ---------
                                                                        11,310                  9,393                   8,640
                                                                     ---------              ---------               ---------


Other real estate..............................................            572                  1,183                     684
                                                                     ---------              ---------               ---------

       Total non-performing assets.............................         11,882                 10,576                   9,324

Loans past due 90 days or more and still accruing interest:
     Commercial................................................            ---                    817                     578
     Residential and commercial mortgages.....................              40                     49                      78
     Consumer.................................................              31                     95                      35
                                                                     ---------              ---------               ---------
                                                                            71                    961                     691
                                                                     ---------              ---------               ---------
       Total risk elements.....................................      $  11,953              $  11,537               $  10,015
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

Impaired Loans
--------------

     At September 30, 2003 and December 31, 2002, the recorded investment in loans for which impairment has been recognized totaled $9.1 million and $7.0 million, respectively. The valuation allowance for impaired loans totaled $739,000 and $326,000 at September 30, 2003 and December 31, 2002, respectively. For the nine months ended September 30, 2003, and 2002 the average recorded investment in impaired loans approximated $8.5 million and $6.5 million, respectively. Interest recognized on impaired loans on the cash basis for the nine month periods ending September 30, 2003 and 2002 was not significant.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements, Continued
 (Unaudited)


4.  Pension Plan:
    -------------

     Community has a noncontributory defined benefit pension plan covering current and former employees of a predecessor bank. During the third quarter of 2003, the plan was amended to curtail future eligibility service. As a result of the curtailment, Community recognized a gain of $497,000 ($323,000 after taxes).


5. Earnings Per Share:
   -------------------

     The following table sets forth the calculations of Basic and Diluted Earnings Per Share for the periods indicated:

                                                                                   Three Months Ended September 30,
                                                                   ----------------------------------------------------------------
                                                                                2003                                2002
                                                                   ----------------------------------------------------------------
                                                                                        Per-Share                          Per-Share
                                                                   Income      Shares     Amount       Income      Shares     Amount
                                                                   ----------------------------------------------------------------
                                                                                 (In thousands except per share data)
Basic EPS:
Income available to common stockholders.......................     $ 5,147     11,561     $ .45        $ 4,740     11,627     $ .41
                                                                   =======                =====        =======                =====
Effect of Dilutive Securities: ...............................
Incentive stock options outstanding...........................                    345                                268
                                                                               ------                              ------
Diluted EPS:
Income available to common stockholders &
   assumed conversion.........................................     $ 5,147     11,906     $ .43        $ 4,740     11,895     $ .40
                                                                   =======                =====        =======                =====


                                                                                   Nine Months Ended September 30,
                                                                   ----------------------------------------------------------------
                                                                                2003                                2002
                                                                   ----------------------------------------------------------------
                                                                                        Per-Share                          Per-Share
                                                                   Income      Shares     Amount       Income      Shares     Amount
                                                                   ----------------------------------------------------------------
                                                                                 (In thousands except per share data)
Basic EPS:
Income available to common stockholders.......................     $15,224     11,543     $1.32        $13,810     11,654     $1.19
                                                                   =======                =====        =======                =====
Effect of Dilutive Securities: ...............................
Incentive stock options outstanding...........................                    313                                266
                                                                                -----                               -----
Diluted EPS:
Income available to common stockholders &
   assumed conversion.........................................     $15,224     11,856     $1.28        $13,810     11,920     $1.16
                                                                   =======                =====        =======                =====

Per share and share data have been adjusted to reflect the 5% stock dividend declared on February 11, 2003, and the 20% stock split to be paid in the form of a stock dividend declared on November 4, 2003.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements, Continued
(Unaudited)


6.   Letters of Credit
     -----------------

     Outstanding letters of credit written are conditional commitments issued by the bank subsidiary to guarantee the performance of a customer to a third party. Community's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. Community had $25.1 million of standby letters of credit as of September 30, 2003. The subsidiary bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

     The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The subsidiary bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.


7. Comprehensive Income (dollars in thousands):
   --------------------------------------------


                                                                         Three Months Ended                   Nine Months Ended
                                                                            September 30,                       September 30,
                                                                     ---------------------------          -------------------------
                                                                         2003            2002                2003           2002
                                                                     ---------------------------          -------------------------
Investment securities:
   Unrealized holding gains (losses)
         arising during the period ...........................       $   (13,813)     $    8,030          $   (1,362)    $   18,606
   Reclassification adjustments for
      (gains) included in net income..........................              (302)            (64)             (1,849)          (600)
                                                                     -----------      ----------          ----------     ----------

Other comprehensive income (loss).............................           (14,115)          7,966              (3,211)        18,006

Tax effect....................................................            (4,940)          2,788              (1,124)         6,302
                                                                     -----------      ----------          ----------     ----------

      Other comprehensive income (loss), net of tax...........       $    (9,175)     $    5,178          $   (2,087)    $   11,704
                                                                     ===========      ==========          ==========     ==========

COMMUNITY BANKS, INC. AND SUBSIDIARIES


Part 1 - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations
--------------------------

Overview

     The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Community. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise indicated. In addition, income statement comparisons are based on the first nine months of 2003 compared to the same period of 2002 unless otherwise indicated. Per share and number of share amounts reflect the 20% stock split payable in the form of a stock dividend on January 30, 2004, which was declared by the board of directors in November, 2003.

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

     Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When an impaired loan or portion of an impaired loan is determined to be uncollectible, the portion deemed uncollectible is charged to the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (Continued)
--------------------------------------

Summary of Financial Results

     Earnings per share and net income reached $0.43 and nearly $5.2 million, respectively, for the third quarter of 2003, resulting in increases of over 8% in per share earnings and nearly 9% in net income compared to results reported in the third quarter of 2002. This performance provided a return on average assets of 1.12% and a return on average equity of 14.95% for the period, nearly equal to the 1.17% and 15.09% reported in the year earlier quarter.

     Results for the first nine months of 2003 reflected a trend similar to the quarter to quarter comparisons. Earnings per share and net income for the nine months ended September 30, 2003 reached $1.28 and $15.2 million, respectively, reflecting an increase of almost 11% in earnings per share and 10% in net income over the first nine months of 2002. Year-to-date return on average assets was 1.15% and return on average equity was 15.12%.

     The current interest rate environment continues to present formidable barriers to achieving significant expansion of revenues from net interest spread, or the difference between interest earned on loans and investments and interest paid on deposits and other borrowings. Community has augmented its net interest spread by expanding its fee-based income from more traditional banking services and by continuing to add to its menu of integrated services, including sales of annuities, mutual funds and other brokerage products; title insurance and settlement services; and mortgage origination activities.

     Community has embarked on a corporate plan to actively pursue strategic acquisitions of nonbank financial service providers that will expand the fee-based revenue stream and facilitate integration of such services with traditional banking relationships. During the third quarter, Community completed its previously announced acquisitions of Erie Financial Group, a leading provider of mortgage origination services operating largely within Community's current footprint, and Your Insurance Partner, another locally-based insurance agency that is expected to help accelerate the expansion of the company's fledgling insurance agency service capabilities. Mortgage generation activities, and related title insurance services, continued to be robust during the quarter as the market was fueled by the lower interest rates and the affordability of financing for both new and existing homes. The addition of Erie has
significantly   enhanced   Community's   mortgage   origination   capacity   and
proficiency.

     Meanwhile, Community continues to focus on a deliberate and measured expansion of its delivery network, which has resulted in the addition of 14 offices in the last three years, bringing its total number of service outlets to
46. Since September 30, 2003, Community has announced the addition of three more branches. Community has consistently emphasized targeted expansion into high growth markets and simultaneously evaluated its legacy delivery system, which resulted in the sales of two less profitable offices since the beginning of 2002 and a third completed in the fourth quarter of 2003. Community's growing presence and improved visibility in its core markets contributed substantially to market share growth in both loans and deposits over the last several years and in the first nine months of 2003.

     Despite conflicting signals in the national economy, Community generated an increase in average loans of 14.0% in the third quarter and 10.3% for the first nine months of 2003, with total loans reaching nearly $1.1 billion by September 30, 2003. In those same periods, average total deposits grew over 7% and now stand at $1.2 billion. Recent benchmark economic measures now point to the potential for a modest recovery following the economic slowdown of the last three years. On a local level, the markets served by the Community franchise have been less adversely affected by national trends and have remained relatively stable by comparison to other sectors of the country. At the same time, Community aggressively monitored and improved the condition of its asset quality metrics, which has been a critical component of profitability throughout 2003. The company experienced some isolated deterioration in asset quality prior to 2003, which resulted in higher levels of charge-offs, higher problem loan totals and higher loan loss provisions in both 2001 and 2002. Since the end of 2002, asset quality metrics have experienced substantial improvement, resulting in declines in charge-offs, reduced loan loss provisions, and improved profitability.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (Continued)
--------------------------------------

Average Statement of Condition

The average balance sheets for the nine months ended September 30, 2003 and 2002 were as follows (in thousands):


                                                                                                           Change
                                                          2003                2002                Volume             %
-------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                               $     35,804        $     38,386         $    (2,582)        (6.7)%
Federal funds sold and other                                 1,116              16,931             (15,815)       (93.4)%
Investments                                                688,069             565,898             122,171          21.6%
Loans                                                      973,752             882,621              91,131          10.3%
Allowance for loan losses                                   12,874              12,706                 168           1.3%
-------------------------------------------------------------------------------------------------------------------------
Net loans                                                  960,878             869,915              90,963          10.5%
Goodwill and identifiable intangibles                        2,375               1,087               1,288         118.5%
Loans held for resale                                        8,048               6,509               1,539          23.6%
Other assets                                                69,544              64,068               5,476           8.5%
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                          $  1,765,834        $  1,562,794         $   203,040          13.0%
-------------------------------------------------------------------------------------------------------------------------


Noninterest-bearing deposits                          $    167,130        $    164,145         $     2,985           1.8%
Interest-bearing deposits                                  997,885             918,245              79,640           8.7%
Short-term borrowings                                      115,357              51,641              63,716         123.4%
Long-term debt                                             322,774             298,789              23,985           8.0%
Subordinated debentures                                     15,000                 ---              15,000            n/a
Other liabilities                                           13,066              11,876               1,190          10.0%
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                        1,631,212           1,444,696             186,516          12.9%
-------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY                                       134,622             118,098              16,524          14.0%
-------------------------------------------------------------------------------------------------------------------------

  TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                             $  1,765,834        $  1,562,794         $   203,040          13.0%
-------------------------------------------------------------------------------------------------------------------------


     Loan growth trends have been steady since the second quarter of 2002. Quarterly average loan growth has been between 6% and 7% on an annualized basis for each quarter from the second quarter of 2002 through the first quarter of 2003. In the second quarter of 2003, loan growth picked up, reaching 11%
compared to the same quarter of 2002. Robust growth continued in the quarter ended September 30, 2003, reaching 14% over the same quarter of 2002. This helped push the nine-month growth rate to 10% for the first nine months of 2003. Commercial loan growth remains strong in the commercial real estate market, and small business commercial lending has also shown recent growth. Residential real estate lending, composed primarily of loans to single-family creditors, has experienced a steady decline as a result of refinancing activity and the accessibility of secondary market liquidity, with most new credits being sold in the secondary market. This strategy reduces the interest rate risk associated with consumer preferences for long-term, fixed-rate lending, and provides valuable liquidity for other forms of relationship lending. Consumer demand for credit facilities continues to be a significant contributing factor to sustaining lending. In March of 2003, Community began offering a longer-term home equity loan product with bi-weekly payments to consumers seeking low cost financing.

     Deposit balances remain the primary source of funding for financial institutions and Community recognized nine-month growth of 7.6% in this important core-funding source. Throughout 2002, deposit growth occurred evenly between core accounts and time deposits. In 2003, deposit products such as Community's higher interest PowerNOW Plus accounts contributed to more growth within the interest-bearing deposit accounts than in demand deposits or time deposits.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (Continued)
--------------------------------------

Community has made strategic use of short-term funding sources at historic low rates to augment its funding needs. Increases in overnight fed funds borrowings have been used to fund earning asset growth short-term. Community monitors its funding needs and the benefits of this currently low cost source of funds and considers it in relation to its ability to generate funding through increased deposits and term borrowings. In the third quarter of 2003, Community began to extend the maturities of overnight borrowings through the Federal Home Loan Bank to take advantage of lower long-term rates on longer term borrowings. In
December of 2002, Community executed a pooled trust preferred issuance of $15 million to facilitate cash needs for acquisition opportunities and to increase regulatory capital levels. The use of these alternative funding vehicles continues to provide the excess liquidity necessary to fund earning asset growth.

Contractual Obligations

     Significant long-term funding obligations at September 30, 2003 are:

                                         Less than     1-3      3-5     More than
Dollars in thousands            Total      1 year     years    years     5 years
--------------------------------------------------------------------------------
Long-term debt                $348,082   $ 10,114    $30,229   $45,365  $262,374
Subordinated debentures         15,000        ---        ---       ---    15,000
Time deposits                  600,753    329,040    184,497    85,240     1,976
--------------------------------------------------------------------------------
Total                         $963,835   $339,154   $214,726  $130,605  $279,350
--------------------------------------------------------------------------------


COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (Continued)
--------------------------------------

Net Interest Income

     The following table summarizes, on a fully taxable equivalent basis, changes in net interest income and net interest margin for the nine months ended September 30, 2003 and 2002 (in thousands):

--------------------------------------------------------------------------------------------------------------------------
                                                 2003                          2002                   Increase (Decrease)
                                         Amount        Yield/rate     Amount         Yield/rate       Amount    Yield/rate
--------------------------------------------------------------------------------------------------------------------------
Interest income                         $76,000          6.10%       $77,076            7.02%        $(1,076)       (.92)
Interest expense                         31,907          2.94%        34,979            3.69%         (3,072)       (.75)
--------------------------------------------------------------------------------------------------------------------------
Net interest income                     $44,093                      $42,097                         $ 1,996
Interest spread                                          3.16%                          3.33%                       (.17)
Impact of non-interest funds                             0.38%                          0.50%                       (.12)
--------------------------------------------------------------------------------------------------------------------------
Net interest margin                                      3.54%                          3.83%                       (.29)
--------------------------------------------------------------------------------------------------------------------------

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

     Net interest income increased $2.0 million, or 4.7% in 2003 compared to 2002. Both earning asset and interest-bearing liability levels increased. A decline in asset yields outpaced the decline in funding costs resulting in a reduction in net interest spread of 17 basis points.

     Interest income decreased $1.1 million or 1.4% during the first nine months of 2003. An increase in earning assets of approximately $198 million was offset by a decrease in the yield on loans and investments, which decreased in line with a general decline in overall rates. Interest expense declined more substantially, by $3.1 million, or 8.8%. Although interest-bearing liabilities increased approximately $182 million, the benefit of a lower interest rate environment resulted in a decrease in the total rate paid on funding sources of 75 basis points. Given the reduction in interest rates since last year, the contribution from non-interest funding sources declined from 50 basis points to 38 basis points and added to the decrease in net interest margin.

     In isolating third quarter 2003 performance, net interest margin declined from the levels achieved in the prior quarter and from a year ago. Third quarter net interest margin for 2003 was 3.45% compared to 3.49% in the most recent second quarter and 3.78% in the third quarter of 2002.

     Within the scope of its asset/liability management policy, Community has repositioned its balance sheet posture in anticipation of a gradual rise in interest rates. Expectations are that further substantial declines in overall interest rates are considered to be unlikely and that Community is well positioned to benefit from a measured increase in the rate environment.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (Continued)
-------------------------------------

Provision for Loan Losses

     Community remains attuned to the influence of unfolding economic conditions and their potential impact on credit conditions and the adequacy of the allowance for loan losses. The provision for loan losses charged to income in 2003 was $1.9 million compared to $2.8 million in 2002. Net loan charge-offs in 2003 were $803,000, or .11% of average loans annualized, compared to $2.1 million, or .32% of average loans annualized, in the first nine months of 2002. Non-accrual loans of $11.3 million at September 30, 2003, increased from $8.6 million a year earlier, reflecting in part a migration of loans from the 90 days past due category, but also an increase in commercial mortgage accounts. Loans 90 days past due but still accruing interest showed a dramatic decline to $71,000 at September 30, 2003, from $691,000 at September 30, 2002. Overall credit quality trends continue to reflect the underlying credit quality standards applied within Community's lending function.

Non-Interest Income

     Non-interest income continued to improve on a year-over-year basis, reflecting Community's continuing emphasis on the expansion of products and services. Non-interest income, exclusive of security gains, increased $3.3 million, or 34%, in the first nine months of 2003 compared to the first nine months of 2002.

     Service charges on deposit accounts increased $1.2 million, or 47%, in the first nine months of 2003 compared to 2002. Service charges include the impact of fees associated with insufficient funds, deposit service fees, and other similar fee-based products. In 2003, Community instituted an overdraft program, which fees accounted for a portion of the increase in deposit account service charges

     Insurance premium income and commissions increased $564,000, or 37.3%, in 2003 from 2002 and reflected an increase in title insurance activity offset partially by a decrease in fees earned through Community's captive insurance business. Consistent with the growth in mortgage-related activity, title insurance volume reached an all-time high and included the impact of the April, 2003 acquisition of the Abstracting Company of York County. Unlike title agency fees, Community's captive insurance revenues actually decreased in 2003. During the latter part of 2002, changes in federal regulations required that all banks convert from a single premium to a monthly premium on credit insurance, which requires income recognition over the life of the related loan. Previously, such fees could be recognized upon remittance of the single premium. Over time, this change in income recognition is not expected to adversely affect fees from this service.

     Community derives revenue from the origination and sale of mortgage loans into the secondary market. Mortgage banking revenues increased $1.0 million, or 127% in 2003. This increase reflects a continued demand for fixed-rate real estate loans in this historically low interest rate environment, as well as Community's acquisition of Erie Financial Group in July of 2003. Mortgage origination fees earned by Erie in the third quarter of 2003 accounted for approximately one-half of the increase in year-to-date revenue compared to the prior year. Mortgage banking revenues may diminish if interest rates rise.

     Investment security gains of $1.8 million were recognized in the first nine months of 2003 compared to $600,000 in 2002. Such gains were realized pursuant to management's ongoing effort to review investment holdings and portfolio strategy, particularly in light of the current interest rate environment. During the first nine months of 2003, Community recognized gains arising from discrete sales of certain callable investments, which were likely to be called in the near term. Other gains resulted from the sale of equity securities of other financial institutions.

     Other income for the first nine months of 2003 totaled $2.2 million compared to $2.3 million for the first nine months of 2002. Other income for the third quarter of 2003 totaled $1.0 million and included nonrecurring income of $497,000 resulting from a curtailment of benefits in its defined benefit pension plan. In 2002, a gain on the sale of two branches was recognized. In July 2003, Community announced the sale of an additional branch, which was consummated in November of 2003 at a gain of approximately $1 million. Community constantly monitors the performance of its office locations, using its ongoing analysis and rationalization of its current office structure in its consideration of maintaining existing markets, as well as expansion into markets with more vibrant growth characteristics.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (Continued)
-------------------------------------

Non-Interest Expenses

     The increase in salaries and employee benefits of $2.8 million or 17.7% for 2003 compared to 2002 was affected by a number of factors including the annual merit increase and employees added through the expansion of both Community's office network, its fee-based activities, and corporate acquisitions.

     The increase in occupancy expense of $1.0 million, or 23.8%, includes the effect of branch expansion and the opening of the Southern Operations Center in 2002, as well as incremental costs of facilities maintenance associated with the harsh winter weather experienced throughout Community's geographic region in the first quarter of 2003.

     Other operating expense increased $881,000 or 10.1% in the first nine months of 2003. Marketing costs increased approximately $700,000 in the first nine months of 2003 as part of a plan to broaden customer awareness of Community Banks and the services it provides in targeted markets. Community continues to execute a targeted strategic marketing campaign that includes radio, billboard, direct mail, and television mediums. The timing of these expenditures is intended to correspond with market expansion opportunities within several of the markets currently experiencing disruption from merger activity.


Income Taxes

     Income tax expense for the first nine months of 2003 was $3.4 million, resulting in an effective tax rate of 18.1%. The relative level of tax-exempt income influences Community's effective income tax rates and is largely responsible for the difference between the effective tax rate for 2003 and 2002 and the statutory federal tax rate for corporations.


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

     The most fundamental sources of capital are earnings and earnings retention. This cornerstone of capital adequacy can be augmented by a number of capital management strategies, many of which were used in 2002 and which will continue in 2003. As it has for a number of years, the Board approved the issuance of a 5% stock dividend in the first quarter of 2003. A 20% stock split to be paid in the form of a stock dividend to be paid in January, 2004 was declared in November, 2003. In addition to these stock dividends, Community's strong earnings supported an increase in the return of capital to existing shareholders in the form of an increase in the traditional cash dividend. Community also continues to make strategic use of share repurchase as another efficient means of returning capital to shareholders. These strategies and techniques allow management to maintain capital at levels that represent an efficient use of this valuable resource.

     Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. All regulatory capital guidelines are now based upon a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. Such regulatory guidelines are continually under review and are expected to undergo some change as a result of the Basel II capital accords which are currently under review by U.S. banking regulators. The following table provides the risk-based capital positions of Community and its banking subsidiary, Community Banks, at September 30, 2003, along with a comparison to the various current regulatory capital requirements:

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (Continued)
-------------------------------------

                                                                 September 30,      Regulatory         "Well
                                                                     2003            Minimum        Capitalized"
                                                                     ----            -------        ------------

                Leverage ratio
                --------------
                   Community Banks, Inc....................          7.79 %             4%               n/a
                   Community Banks.........................          7.45 %             4%                5%

                Tier 1 capital ratio
                --------------------
                   Community Banks, Inc.....................        10.32 %             4%               n/a
                   Community Banks.........................          9.87 %             4%                6%

                Total risk-based capital ratio
                ------------------------------
                   Community Banks, Inc.....................        11.38 %             8%               n/a
                   Community Banks..........................        10.88 %             8%               10%



     At September 30, 2003, total stockholders' equity reflected accumulated other comprehensive income of $4.5 million compared to the accumulated other comprehensive income of $6.5 million reflected in total stockholder's equity at year-end 2002. This decrease can be attributed to the change in the net unrealized gain on investment securities available for sale, net of taxes. During the first nine months of 2003, Community reissued approximately 179,000 shares and purchased approximately 138,000 shares of treasury stock. Community currently has board approval to purchase an additional 200,000 shares through it share repurchase plan.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------------

     Community Banks, Inc. has minimal involvement with derivative financial instruments and does not use them for trading purposes. Interest rate risk associated with locked commitments on mortgages to be held for sale is mitigated through the use of forward sales, which lock in the price with the secondary market investor on the same date Community's customer locks in the rate. The business of Community and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities and investment securities), which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Other than loans which are originated and held for sale, all of the financial instruments of Community are for other than trading purposes.

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

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------
(Continued)
-----------

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

 Interest Rate Sensitivity at September 30, 2003:
 -----------------------------------------------------------------------

                                                1-90             90-180           180-365          1 year
Dollars in thousands                            days              days              days           or more           Total
-----------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits in
   other banks                              $     1,179               ---              ---               ---      $     1,179
Investment securities                           104,644        $   74,723       $   64,686       $   389,208          633,261
Loans, net of unearned income                   383,482            64,951           93,466           527,068        1,068,967
Loans held for sale                               2,587                96              192             3,960            6,835
-----------------------------------------------------------------------------------------------------------------------------

Total                                       $   491,892        $  139,770       $  158,344       $   920,236      $ 1,710,242
-----------------------------------------------------------------------------------------------------------------------------

Liabilities
Savings                                     $   433,811        $      ---       $     ---        $       ---      $   433,811
Time                                             78,563            60,800          121,403           235,998          496,764
Time in denominations of
   $100,000 or more                              26,385            11,606           30,855            35,143          103,989
Short-term borrowings                            92,935               ---              ---               ---           92,935
Long-term debt                                    6,278             1,278            2,558           337,968          348,082
Subordinated debentures                          15,000               ---              ---               ---           15,000
-----------------------------------------------------------------------------------------------------------------------------
Total                                       $   652,972        $   73,684       $  154,816       $   609,109      $ 1,490,581
-----------------------------------------------------------------------------------------------------------------------------

Interest Sensitivity Gap
Periodic                                    $ (161,080)        $   66,086       $    3,528       $   311,127
Cumulative                                                        (94,994)         (91,466)          219,661
Cumulative gap as a percentage
   of earning assets                               (9)%              (6)%             (5)%               13%

     The negative GAP between interest-earning assets and interest-bearing liabilities maturing or repricing within one year approximated 5% at both September 30, 2003, and December 31, 2002. Community's interest rate risk posture has remained relatively constant since the end of the year.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4.  Controls and Procedures
-----------------------------------------

     Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f)and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     COMMUNITY BANKS, INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 1 - Legal Proceedings
--------------------------

     Management is not aware of any pending legal actions, other than litigation incidental to the business of Community, to which Community is a party.

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

          Not applicable.

Item 3 - Defaults Upon Senior Securities
----------------------------------------

          Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          Not applicable.

Item 5 - Other Information
--------------------------

          Not applicable.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

 (a)      Exhibits
 -----------------

          3(i) Amended Articles of  Incorporation  (Incorporated by reference to
               Exhibit 3.1, attached to Registrant's registration on Form 8-A, filed on May 13, 2002)
          3(ii)Amended  By-Laws  (Incorporated  by  reference  to  Exhibit  3.2, attached to Community's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
          4 Instruments defining the rights of the holders of trust capital securities and sold by Community in December 2002 are not attached, as the amount of such securities is less than 10% of the consolidated assets of Community and its subsidiaries, and the securities have not been registered. Community agrees to provide copies of such instruments to the SEC upon request.
          10.1 2000 Directors'  Stock Option Plan,  incorporated by reference to
               Exhibit 4 to Community's registration on Form S-8, filed on May 17, 2000 (Incorporated by reference to Exhibit 10.1 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.2 1998  Long-Term  Incentive  Plan,  incorporated  by  reference to
               Exhibit 4 to Community's registration on Form S-8, filed on June 18, 1998(Incorporated by reference to Exhibit 10.2 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART II - Item 6.    Exhibits and Reports on Form 8-K - (a) Exhibits (Continued)
--------------------------------------------------------------------------------

          10.3 Form of Stock Option Agreement - Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.4 Form of Stock Option Agreement - Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.5 Employment Agreement of Eddie L. Dunklebarger (Incorporated by reference to Exhibit 10.5 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.6 Employment Agreement of Donald F. Holt (Incorporated by reference to Exhibit 10.6 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.7 Employment Agreement, and amendment thereto, of Robert W. Lawley (Incorporated by reference to Exhibit 10.7 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.8 Employment Agreement, and amendment thereto, of Anthony N. Leo (Incorporated by reference to Exhibit 10.8 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.9 Employment Agreement, and amendment thereto, of Jeffrey M. Seibert (Incorporated by reference to Exhibit 10.9 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.10Salary  Continuation  Agreement,  and amendment thereto, of Eddie
               L. Dunklebarger (Incorporated by reference to Exhibit 10.10 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.11Salary Continuation  Agreement,  and amendment thereto, of Robert
               W. Lawley (Incorporated by reference to Exhibit 10.11 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.12Salary Continuation Agreement,  and amendment thereto, of Anthony
               N. Leo (Incorporated by reference to Exhibit 10.12 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.13Salary Continuation Agreement,  and amendment thereto, of Jeffrey
               M. Seibert (Incorporated by reference to Exhibit 10.13 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.14Rights  Agreement  between  Community  Banks,  Inc. and Community
               Banks,  dated  February  28, 2002,  incorporated  by reference to
               Exhibit 1 to Community's registration on Form 8-A, filed on February 27, 2002
          10.15Community Banks,  Inc. 401(k) Plan  (Incorporated by reference to
               Exhibit 10.15 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.16Survivor Income  Agreement,  with Split Dollar Addendum  thereto, of Eddie L. Dunklebarger
          10.17Survivor Income  Agreement,  with Split Dollar Addendum  thereto, of Robert W. Lawley
          10.18Survivor Income  Agreement,  with Split Dollar Addendum  thereto, of Anthony N. Leo
          10.19Survivor Income  Agreement,  with Split Dollar Addendum  thereto, of Jeffrey M. Seibert
          31.1 Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
          31.2 Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
          32.1 Section 1350 Certification (Chief Executive Officer)
          32.2 Section 1350 Certification (Chief Financial Officer)

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART II - Item 6 - Exhibits and Reports on Form 8-K (Continued)
---------------------------------------------------------------


(b)      Reports on Form 8-K
----------------------------

     Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2003:


     Report Dated July 17, 2003
     --------------------------
     Registrant announced its earnings for the period ended June 30, 2003.

     Report Dated August 5, 2003
     ---------------------------
     Registrant announced the declaration of a third quarter dividend.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              COMMUNITY BANKS, INC.
                                  (Registrant)

Date  November 14, 2003                              /s/ Eddie L. Dunklebarger
    ------------------------                         --------------------------
                                                        Eddie L. Dunklebarger
                                                        Chairman and President
                                                       (Chief Executive Officer)

Date  November 14, 2003                              /s/ Donald F. Holt
    ------------------------                         --------------------------
                                                         Donald F. Holt
                                                      Executive Vice President
                                                      (Chief Financial Officer)