Form 10-K
period 2003-12-31
COMMUNITY BANKS INC /PA/
filed 2004-03-12
CIK 714710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15786

                [GRAPHIC OMITTED]COMMUNITYBANKS[GRAPHIC OMITTED]

                              COMMUNITY BANKS, INC.
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                       23-2251762
        ------------                                       ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

  750 East Park Drive, Harrisburg, PA                        17111
  -----------------------------------                        -----
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
   Yes   X    No
       -----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
   Yes   X    No
       -----     ----

Aggregate market value of the Common Stock, $5 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2003: $258,000,000

Number of shares of the Common Stock, $5 par value, outstanding as of the close of business on March 1, 2004: 11,700,000 shares.

                      Documents Incorporated by Reference:

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders of Community Banks, Inc., have been incorporated by reference into Part III.



                     COMMUNITY BANKS, INC. and SUBSIDIARIES
                                    FORM 10-K
                                      INDEX

PART I                                                                                                                Page

Item 1            Business                                                                                            3-4
Item 2            Properties                                                                                            5
Item 3            Legal Proceedings                                                                                     5
Item 4            Submission of Matters to a Vote of Security Holders                                                   5


PART II

Item 5            Market for Registrant's Common Equity and Related Stockholder Matters                                 6
Item 6            Selected Financial Data                                                                               7
Item 7            Management's Discussion and Analysis of Financial Condition and Results
                    of Operation                                                                                     8-32
Item 7A           Quantitative and Qualitative Disclosures About Market Risk                                        33-35
Item 8            Financial Statements and Supplementary Data                                                       36-63
Item 9            Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                                               64
Item 9A           Controls and Procedures                                                                              64


PART III

Item 10           Directors and Executive Officers of the Registrant                                                   65
Item 11           Executive Compensation                                                                               65
Item 12           Security Ownership of Certain Beneficial Owners and Management and
                    Related Stockholder Matters                                                                        65
Item 13           Certain Relationships and Related Transactions                                                       65
Item 14           Principal Accounting Fees and Services                                                               65


PART IV

Item 15           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  66-68


SIGNATURES                                                                                                             69


                                     PART I

Item 1.  Business:
------------------

Community Banks, Inc., referred to in this report as the "Corporation" or "Community," is a financial holding company that was formed as a Pennsylvania corporation in 1982. Community's banking subsidiary is Community Banks, referred to in this report as the "Bank." Community's non-banking subsidiaries are Community Bank Investments, Inc. (CBII), Community Banks Life Insurance Company, Inc. (CBLIC), CMTY Capital Trust I, and CMTY Capital Statutory Trust II. The subsidiaries of the Bank are UDNB Investments, Inc.; PSB Realty Co., Inc.; The Sentinel Agency, LLC; Community Banks Insurance Services, LLC; CB Services, LLC; and Erie Financial Group, LLC.

On January 1, 2002, Community consolidated the charters of its banking subsidiaries under the name Community Banks, pursuant to regulatory approvals. Prior to that time, Community's separate banking organizations operated as Peoples State Bank (PSB), a state chartered bank with offices throughout York and Adams Counties; and Community Banks, N.A. (CBNA), a federally chartered bank headquartered in Dauphin County with offices in central and northeastern Pennsylvania. The consolidation was designed to facilitate a regional operational focus that would ease regulatory burdens while, at the same time, maintain a philosophy of local decision-making.

Community conducts a full service commercial banking business and provides trust services through 46 banking offices in Pennsylvania and Maryland: 3 offices in Adams County, 2 offices in Cumberland County, 10 offices in Dauphin County, 3 offices in Luzerne County, 2 offices in Northumberland County, 7 offices in Schuylkill County, 1 office in Snyder County, and 16 offices in York County, Pennsylvania and 2 offices in Carroll County, Maryland. There are nearly 700 offices of commercial banks and savings and loan associations within its market area with which Community competes. Deposits of Community represent approximately 5% of the total deposits in the market area.

Like other banking companies, Community has been subjected to competition from credit unions, brokerage firms, money market funds, consumer finance and credit card companies and other companies providing financial services and credit to consumers.

Over the years, Community has formed special purpose subsidiaries which are included in consolidated results. In December 2003, Community formed CMTY Statutory Capital Trust II to execute a trust preferred issuance of $15 million. In December 2002, Community formed CMTY Capital Trust I to execute a pooled trust preferred issuance of $15 million. In 1986, Community formed CBLIC to provide credit life insurance to its consumer credit borrowers. Total premiums earned were $188,000 for the year ended December 31, 2003. In 1985, Community formed CBII to make investments primarily in equity securities of other banks. Total assets of CBII at December 31, 2003 were $7.9 million.

Community and its subsidiaries have approximately 630 full and part-time employees and Community considers its employee relations to be satisfactory.

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

Community Banks, Inc. is registered as a financial holding company with the Federal Reserve Board in accordance with the requirements of the Gramm-Leach-Bliley Act (the "GLB Act"). The GLB Act enables broad-scale consolidation among banks, securities firms and insurance companies for eligible bank holding companies that have elected and maintain "financial holding company" status. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. If a bank holding company does not become a financial holding company, it will be limited to those activities previously determined by the Federal Reserve Board to be permissible; i.e., "closely related to banking" under the standard set forth in the Bank Holding Company Act. In order to become a financial holding company, all of a bank holding company's bank subsidiaries must be well capitalized and well managed and have a rating under the Community Reinvestment Act (the "CRA") of at least "satisfactory."

Community is subject to regulation by the Federal Reserve Board. The Federal Reserve Board requires regular reports from Community and is authorized to make regular examinations of Community and its subsidiaries. The Bank is subject to supervision and regulation, and is examined regularly, by the Federal Deposit Insurance Corporation and the state banking departments in the states in which it operates. To the extent that the Bank's subsidiaries are licensed to engage in the sale of insurance or the mortgage brokerage business, the subsidiaries are subject to examination by the respective licensing authorities. Community and its direct non-banking subsidiaries are affiliates, within the meaning of the GLB Act, of the Bank and its subsidiaries. As a result, the Bank and its subsidiaries are subject to restrictions on loans or extensions of credit to, purchase of assets from, investments in, and transactions with Community and its direct non-banking subsidiaries and on certain other transactions with them or involving their securities.

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

Community and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Community's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about the risk weightings of components, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Community to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2003, that Community and the Bank have met all capital adequacy requirements to which they are subject. For tables presenting Community's capital ratios, see "Notes to Consolidated Financial Statements - Regulatory Matters" included in Part II, Item 8.

Sarbanes-Oxley Act of 2002
--------------------------

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), which was signed into law in July, 2002, impacts all companies with securities registered under the Securities Exchange Act of 1934, including Community. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things, (i) increased responsibility for Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the SEC; (ii) enhanced requirements for audit committees, including independence and disclosure of expertise; (iii) enhanced requirements for auditor independence and the types of non-audit services that auditors can provide; (iv) accelerated filing requirements for SEC reports; (v) increased disclosure and reporting obligations for companies, their directors and their executive officers; and (vi) new and increased civil and criminal penalties for violation of securities laws.

Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the "Exhibits" section of this document.

Other Information
-----------------

Community's internet address is www.communitybanks.com. Electronic copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act, are available through the "Investor Relations" section of Community's website as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission. Copies of such reports are also available at no charge.

Item 2. Properties:
-------------------

The following table summarizes the Bank's branch network:

                                                            PSB                                              Total
                                        Bank (1)         Realty(2)         Leased         Term (3)         Branches
                                        -------          --------          ------         -------          --------
In Pennsylvania:
    Adams County                           2                1                -                 -               3
    Cumberland County                      1                -                1              2019               2
    Dauphin County                         7                -                3              2018              10
    Luzerne County                         1                -                2              2005               3
    Northumberland County                  2                -                -                 -               2
    Schuylkill County                      7                -                -                 -               7
    Snyder County                          1                -                -                 -               1
    York County                            6                4                6              2020              16
In Maryland:
    Carroll County                         1                -                1              2007               2
                                        -------------------------------------------                       -----------

    Total                                 28                5               13                                46
                                        ===========================================                       ===========

(1) Properties are owned by the Bank, free and clear of encumbrances.
(2) Properties are owned by PSB Realty Company and are leased to the Bank.
(3) Latest lease term expiration date, excluding renewal options.

From time to time, the Bank also acquires real estate by virtue of foreclosure proceedings, and such real estate is disposed of in the usual and ordinary course of business as expeditiously as is prudently possible.

The following table summarizes the Corporation's other significant properties:

                                                                                                 Owned/            Lease
         User                             Character of Facility          Location                Leased         Expires(1)
         ----                             ---------------------          --------                ------         ----------

Community Banks, Inc.                     Executive Offices          Harrisburg, PA              Leased           2007
Community Banks                           Operations Center          Halifax, PA                 Owned
Community Banks                           Operations Center          Hanover, PA                 Owned
The Sentinel Agency LLC                   Admin/Sales                Harrisburg, PA              Leased           2004
CB Insurance Services LLC                 Admin                      Mechanicsburg, PA           Leased           2004
Erie Financial Group LLC                  Admin/Sales                York, PA                    Owned


(1) Latest lease term expiration date, excluding renewal options.


Item 3.  Legal Proceedings:
---------------------------

Various actions and proceedings are presently pending to which Community or one or more of its subsidiaries is a party. These actions and proceedings arise out of routine operations and, in management's opinion, will not have a material adverse effect on Community's consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters:
-------------------------------------------------------------------------------

Market Information
------------------

The shares of Community are traded on the Nasdaq National Market under the symbol CMTY and are transferred through local and regional brokerage houses. Community had approximately 3,346 shareholders as of December 31, 2003. The following table sets forth dividends declared per share and the high and low prices of Community at which the common stock has been transferred during the periods indicated. High and low prices are based solely upon transactions known to management of Community and represent a portion of the actual transfers of common stock during the periods in question.

             ------------------------------------------------------------------------------------------------------
                                                   2003                                          2002
             ------------------------------------------------------------------------------------------------------
                                      Price Per Share      Dividends               Price Per Share        Dividends
                                      Low         High      Declared               Low          High      Declared


             First Quarter          $21.83       $23.63       .16                $19.33        $22.02       .13
             Second Quarter          23.22        25.00       .16                 20.28         23.57       .14
             Third Quarter           24.88        27.92       .17                 18.97         21.98       .14
             Fourth Quarter          28.00        33.75       .17                 20.62         23.02       .16

Holders of the common stock of Community are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore. Community currently expects that it will continue to pay comparable dividends in the future, subject to regulatory requirements, Community's financial condition and requirements, future prospects, business conditions and other factors deemed relevant by the Board of Directors. As noted in "Capital Adequacy" in Part I, Item 1, Community is subject to various regulatory capital requirements that limit the amount of capital available for dividends.

The market prices listed above are based on historical market quotations and have been restated to reflect stock dividends and splits.

Equity Compensation Plan Information
------------------------------------

---------------------------------- -------------------------------- -------------------------------- -------------------------------
                                                 (a)                            (b)                               (c)
                                                                                                          Number of securities
                                                                                                        remaining available for
                                     Number of securities to be                                       future issuance under equity
                                       issued upon exercise of         Weighted average exercise     compensation plans (excluding
                                    outstanding options, warrants    price of outstanding options,      securities reflected in
          Plan Category                      and rights                   warrants and rights                 column (a))
---------------------------------- -------------------------------- -------------------------------- -------------------------------
Equity compensation plans                      978,376                          $18.80                       1,049,468 (1)
approved by security holders
---------------------------------- -------------------------------- -------------------------------- -------------------------------
Equity compensation plans not
approved by security holders (2)                None                              n/a                             n/a
---------------------------------- -------------------------------- -------------------------------- -------------------------------
              Total                            978,376                          $18.80                         1,049,468
---------------------------------- -------------------------------- -------------------------------- -------------------------------

     (1) Includes 80,960 shares available for future issuance under Community's Employee Stock Purchase Plan.
     (2) Community does not maintain equity compensation plans that have not been approved by its stockholders.

Sales of Unregistered Securities
--------------------------------

On December 16, 2003, Community, through its subsidiary CMTY Capital Statutory Trust II, issued and sold to STI Investment Management, Inc., 15,000 trust preferred securities for an aggregate offering price of $15 million. The trust securities were exempt from registration under the private offering exemption in
Section 4(2) of the Securities Act of 1933 and Section 506 of Securities and Exchange Commission Regulation D. Community used the proceeds of the sale for general corporate purposes.

Item 6. Selected Financial Data:
--------------------------------

                                                                         At or for the Year Ended December 31
                                                      --------------------------------------------------------------------------
                                                           2003            2002           2001           2000           1999
                                                      --------------------------------------------------------------------------
                                                                     (dollars in thousands except per share data)
BALANCE SHEET DATA:
At Period End:
Investment securities                                 $    646,961    $    667,801   $    543,901   $    389,819    $    360,540
   Total loans                                           1,078,611         904,568        857,278        814,874         708,016
   Total assets                                          1,860,130       1,679,898      1,509,734      1,308,713       1,151,344
   Total deposits                                        1,230,685       1,132,913      1,003,225        919,241         826,167
   Long-term debt                                          441,422         335,533        322,155        239,613         213,865
   Stockholders' equity                                    143,406         129,162        111,249        103,978          86,309
Average:
   Total assets                                          1,780,171       1,580,046      1,398,521      1,238,870       1,093,262
   Total stockholders' equity                              135,773         119,352        111,381         92,255          92,274

EARNINGS DATA:
Net interest income                                         52,536          50,488         45,935         43,795          40,248
Provision for loan losses                                    2,500           3,350          5,080          2,863           1,588
Net interest income after provision
     for loan losses                                        50,036          47,138         40,855         40,932          38,660
Other income                                                20,441          13,975         12,141          8,148           6,388
Other expense                                               45,718          39,300         36,521         30,463          27,501
Provision for income taxes                                   4,359           3,367          2,879          4,702           4,257
Net income                                                  20,400          18,446         13,596         13,915          13,290

PER SHARE DATA:
Basic earnings per share                                      1.76            1.59           1.17           1.21            1.14
Diluted earnings per share                                    1.71            1.55           1.15           1.19            1.12
Cash dividends                                                 .66             .57            .51            .45             .41
Book value                                                   12.31           11.20           9.50           9.08            7.44
Average diluted shares outstanding                      11,902,259      11,896,495     11,868,567     11,649,436      11,821,835

PROFITABILITY RATIOS:
Return on average assets                                     1.15%           1.17%           .97%          1.12%           1.22%
Return on average stockholders' equity                      15.03%          15.46%         12.21%         15.08%          14.40%
Net interest margin (FTE)                                    3.50%           3.78%          3.83%          4.01%           4.20%
Efficiency ratio                                            60.47%          56.81%         59.77%         55.42%          55.54%

CAPITAL AND LIQUIDITY RATIOS:
Stockholders' equity to total assets                         7.71%           7.69%          7.37%          7.95%           7.50%
Average equity to average assets                             7.64%           7.55%          7.96%          7.45%           8.44%
Dividend payout ratio                                       37.35%          36.07%         43.25%         37.48%          36.70%
Net loans to assets                                         57.28%          53.11%         55.98%         61.48%          60.72%

ASSET QUALITY RATIOS:
Allowance for loan losses to total loans
     outstanding                                             1.22%           1.36%          1.42%          1.27%           1.27%
Allowance for loan losses to non-accrual
     loans                                                    162%            131%           109%           171%            152%
Non-accrual loans to total loans
     outstanding                                              .76%           1.04%          1.29%           .74%            .83%
Non-performing assets to total assets                         .70%            .63%           .78%           .49%            .57%
Net charge-offs to average loans outstanding                  .17%            .35%           .39%           .20%            .18%


Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
     of Operation:
     -------------

    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is being presented to provide a narrative explanation of the financial statements of Community. The purpose of this presentation is to enhance the overall financial disclosure and to provide information about historic financial performance as a means to assess whether past performance can be used to evaluate the prospects for future performance. Throughout this presentation, net income and yield on earning assets have been presented on a tax equivalent basis and balances represent average daily balances unless otherwise indicated. All per share amounts have been restated to give effect to the stock split, issued in the form of a 20% stock dividend, announced in the fourth quarter of 2003. During 2003, Community completed the acquisitions of several businesses, including: Abstracting Company of York County (ABCO), a title, settlement, and abstracting company (April, 2003); Erie Financial Group, Ltd. (Erie), a company providing mortgage origination services (July, 2003); and Your Insurance Partnership, an insurance agency group specializing in personal insurance services (October, 2003). All dollar amounts are presented in thousands, unless otherwise indicated.

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

CRITICAL ACCOUNTING POLICY:  ADEQUACY OF ALLOWANCE

Management believes that the application of its accounting policies and procedures in the determination of the adequacy of the allowance for loan losses, and the related provision for loan losses, should be considered to be a critical accounting policy to ensure the fair presentation of the Corporation's financial statements. Community applies a systemic methodology in order to estimate the allowance for loan losses. These methodologies incorporate management's judgments about the credit quality of the loan portfolio through a disciplined process that is consistently applied. This process requires that a detailed analysis of the loan portfolio be performed on a quarterly basis. This analysis includes a specific individual loan review for any and all loans that meet specific materiality criteria. Such loans are evaluated for impairment under the provisions of Statement of Financial Accounting Standards (SF AS) No. 114, "Accounting by Creditors for Impairment of a Loan". The portfolio is further stratified to analyze groups of homogenous loans with similar risk characteristics. Such loans are evaluated under the provisions of SFAS No. 5 "Accounting for Contingencies". Management considers all known relevant internal and external factors that may affect loan collectability, as well as particular risks indigenous to specific types of lending. The process is further designed to consolidate the aggregate loss estimates and to ensure that the allowance for loan losses is recorded in accordance with generally accepted accounting principles. The final results are reviewed and approved by executive management. Results are constantly validated by a review of trends associated with loan volume, delinquencies, potential concentrations, or other factors that may influence the methodology used to estimate the allowance for loan losses.

2003 PERFORMANCE OVERVIEW

Community completed another year of record performance in 2003, reporting the highest net income and earnings per share in its history. At the same time, Community made significant progress in its continuing effort to evolve into a "community-focused" financial services corporation, capable of delivering a competitive menu of services to meet the expanding needs of individuals and businesses within its marketplace. Community is committed to achieving the highest possible return to its shareholders, constrained by the need for both prudent management of critical risk factors and the continuing investment in infrastructure to ensure superior customer service and growth of the franchise.

Net income reached $20.4 million, an 11% increase from the net income of $18.4 million reported in 2002. Similarly, diluted earnings per share reached $1.71, a 10% improvement from the $1.55 reported in 2002. Return on average assets (ROA) and return on average equity (ROE) provide traditional benchmarks used to compare the relative operating performance of financial service companies. At the end of 2003, the Corporation produced an ROA of 1.15% and an ROE of 15.03%, which were comparable to the performances of 1.17% and 15.46%, respectively, in the prior year. Community has established long-term performance goals that are consistent with its emergence as a growing and vibrant competitor within its expanding footprint. The performance during 2003 was consistent with these operating goals and generated favorable performance comparisons to similarly-sized financial service companies operating within the northeast region of the United States.

Performance for 2003 included double-digit growth in loan volume and steady deposit growth that combined to yield a 5% increase in net interest income. Non-interest income was influenced primarily by the growth in fees associated with acquired businesses and with increases in new or existing banking products. Mortgage origination fees expanded due to demand from the existing bank delivery network and from the activity generated as a result of the midyear acquisition of Erie. Title and settlement revenues grew at record levels throughout the year and were influenced by the flurry of origination activity and by the acquisition of ABCO. Community also recorded a $1.1 million gain from the sale of a retail office, which is included in other income, as part of its ongoing office reconfiguration effort. These and other factors provided a significant boost to non-interest revenues. Aside from increases in the non-interest revenue stream, a reduction in the provision for loan losses also contributed to improved performance. Community continues to monitor and manage its credit quality to minimize losses from credit activities. Finally, profitability was also influenced by growth in expenses that occurred as a result of the additional costs from acquired businesses, expenses associated with the expansion of the delivery network, and from other investments in the growth of the Corporation.

Economic Climate

The year 2003 began with the predictable uncertainty that accompanies geopolitical discord and the escalation of armed international conflict. Since the tragedies brought on by the World Trade Center attack in September of 2001, Americans have had to adjust to a new global reality that has made " terror alerts" and " al Qaeda" a normal part of our national lexicon. This new reality has had a dampening effect on economic growth. Beyond this backdrop of global tensions lie national, regional, and local economies within the United States that are more directly affected by international trends and events. This vulnerability was particularly evident in the first half of 2003, with escalation of military involvement in Iraq and increased concern over the potential for further terrorist attacks. The economic malaise in the first half of 2003 was even more directly affected by the overall business climate, which was characterized by lackluster stock market returns, increased skepticism associated with corporate scandals, and reduced capital spending within the commercial sector.

The impact of declining interest rates during 2003 was the most influential trend affecting the financial services industry. For the second consecutive year, interest rates fell to the lowest levels in the last four decades. This trend had its most significant impact on growth in net interest income, the largest source of revenue for most financial institutions. The low rate environment was a catalyst for borrowing activity, particularly within the consumer sector. Since the demise of the `bubble economy' of the 1990's, steady consumer confidence has been an important constant in sustaining the national economy. The retail consumer's capacity and appetite for debt to accommodate the purchase of goods and services has helped forestall a deeper, more dramatic recessionary downturn.

The Federal Reserve Board ("Fed") maintained an accommodative stance on interest rates throughout most of the year in order to preempt the effect of higher rates on economic growth. The Fed's interest rate posture was also responsive to an absence of inflationary concerns, forestalling the need to raise rates in order to suppress the adverse consequences of unchecked inflation. These lower rates created unprecedented challenges to achieving growth in interest spread for most financial institutions. The rate environment provided a stimulus for credit services, but also produced challenges associated with expanding the deposit base. As interest rates declined, most financial institutions were forced to become less competitive on the pricing of deposit funding products. Late in the year, many of these products had reached practical floors, preventing meaningful downward repricing of deposit funding. The pressure on net interest income was exacerbated by the inability to achieve higher loan pricing or identify favorable reinvestment opportunities within the bond markets to enhance net interest spread.

While lower interest rates constrained growth in net interest income, this trend had a positive impact on other areas of financial services industry performance. The highest direct correlation between lower rates and higher performance occurred in the mortgage origination markets. Nationwide, housing starts grew to over 1.7 million while total home sales reached a record high 5.8 million in 2003. At the same time, the lower mortgage rates spurred another record level of mortgage refinancing. This trend provided consumers with increased disposable income and helped sustain consumer confidence during a period of rising unemployment and stagnant economic trends. Lower interest rates also have the tendency to reduce the volume and severity of losses from credit activities. Affordable credit tends to mitigate the potential for borrower default, which can be expected to increase during sustained periods of higher interest rates.

Late in the third and fourth quarters of 2003, tentative signs of a modest economic recovery began to emerge. Unfortunately, some industry sectors continue to be influenced adversely by conditions largely beyond their control, thus reducing the potential for more robust improvement in near term profitability. Specific examples include the travel, airline, and telecommunications industries. Most industries also continued to be hamstrung by their inability to raise prices during a period that has been almost devoid of inflationary pressure. Many other sectors, such as the automobile and home construction industries, remained strong during the slowdown, but are unlikely to achieve another layer of sizeable gains in the near term, regardless of the pace of economic improvement. As a consequence, the recovery, although welcome, is expected to be comparatively modest in magnitude.

Community operates within a regional economy, and smaller local economies, that traditionally have been sheltered from major aftershocks produced by volatile swings in specific industry sectors or other subsets of the broader national economy. Community's diverse economic underpinnings provide a solid base that is less predisposed to broad expansions or deep slumps caused by the ebb and flow of global or national business cycles. While the local economies are partially cushioned from these macro-trends, they will never be totally buffered. Consequently, while Community and the businesses and individual customers within its markets were affected by the overall downturn in the economy, those constituencies experienced only modest deterioration in employment and relative economic stability.

Strategy

Community's stated operating focus is manifested in its marketing slogan, "Local People, Local Decisions". Its operating strategy centers around three guiding factors: growth, diversity, and profitability. During 2003, Community made substantial progress in each of these areas.

The growth of the Community franchise was quantified several ways. The absolute growth in loans and deposits, combined with deepening and expanding customer relationships provided an affirmation of the potential for franchise expansion. Community also made significant strides fortifying its presence in existing markets in 2003. During the year, Community added three new offices, including a presence in northern Maryland, and announced additional plans to open at least two new offices in 2004. At the same time, management has consistently reevaluated the viability of the delivery system, resulting in the sale of three offices over the last two years. This ongoing evaluation of the delivery system has allowed for redeployment of both human and financial capital in more vibrant markets with higher potential for economic growth. During this time, the entry of larger, less personable financial institutions into Community's core markets via bank acquisitions has generated opportunities to gain market share and expand customer relationships.

Diversity has been a hallmark of Community's operating strategy. Improvements have been realized through introductions of new products and services, additions of acquired businesses, and execution of strategic partnerships with other financial services companies. As an example, Community has become a leading provider of title and settlement services inside its footprint. In April, 2003, Community added to its presence in the York, PA market by acquiring ABCO, a key provider of title services in this vital component of Community's core banking market. Later in 2003, the acquisition of Erie added a leading provider of mortgage origination services in the York and northern Maryland markets. This transaction has doubled the previous mortgage origination capacity of the franchise and will provide efficiencies with Community's legacy origination operations. The Corporation also added to its ability to deliver high quality insurance services to both commercial and retail customers. The acquisition of Your Insurance Partner, an insurance agency group with two offices in the heart of Community's geographic footprint, adds capacity to the Corporation's growing menu of insurance services. Improvements to fee-based revenues were also achieved through the introduction of new, convenience-driven banking services such as the "OverdraftHonor" program.

As another testimony to the commitment to meeting customer needs, the Corporation announced an innovative revenue-sharing arrangement with Bryn Mawr Trust Company (Bryn Mawr) in late 2003. Bryn Mawr, which is headquartered in the affluent "Main Line" area of suburban Philadelphia, has been in the trust and investment management services business for over 100 years. Community, which historically has had a limited capability for delivery of these essential services to its existing customer base, now possesses access to the expertise and experience of a corporation that currently manages over $1.6 billion in assets.

The net result of these growth initiatives and increased diversity of the revenue stream has been improved profitability. This improved profitability was achieved while simultaneously improving credit quality and making the appropriate investment in the future growth of the franchise. Such investments will continue to exert pressure on the overall cost structure and will present challenges into 2004 and beyond.

Emerging Trends

For the foreseeable future, net interest income will remain the most significant source of revenue for banks. Recent trends have resulted in pricing compression, creating a major challenge to future revenue expansion. This convergence of trends, combined with increasing competition from both smaller and larger rivals, has constrained growth in this vital driver of performance. Entering 2004, management had made substantial efforts to reposition both earning asset and funding sources to benefit from a gradual, measured rise in overall interest rates. The Fed's stimulative monetary policy, combined with the increasing federal budget deficit, is beginning to intensify conditions that could give rise to inflationary pressure and higher interest rates. Most economists agree that interest rates will begin to rise, perhaps as early as the third quarter of 2004. Management has considered options to more aggressively extend loan or investment maturities to achieve higher asset yields, but continues to pursue a more moderate approach. Execution of a more aggressive approach could lead to unacceptable levels of interest rate risk to the long-term revenue stream, particularly given the current proximity to a perceived low point in the interest rate cycle. Consequently, the potential for reprieve from the effects of interest rate compression remains subdued in the near term, placing increased emphasis on garnering market share and achieving absolute earning asset growth.

Credit quality is vital to the financial performance of community-based financial services companies. The diversity of Community's markets and the relative granularity of its loan portfolio make it somewhat less susceptible to adverse credit quality conditions that are systemic in nature. During 2003, Community recognized net charge-offs that were at their lowest level since 1999. The allowance for loan losses, the Corporation's reserve to absorb credit risk within the existing loan portfolio, is near a five year high in terms of its coverage of non-accrual loans. Absolute levels of non-accrual loans saw marked reductions since the end of 2002, providing further evidence of the bank's improving asset quality metrics.

Continuous improvement in the level of other revenue sources has served to offset the pressure on net interest income experienced during this extended period of declining interest rates. Community's focus on the integration of new products and services has fueled this growth. The strategic acquisitions and partnerships completed during 2003 have solidified existing capabilities in title insurance and settlement services, mortgage origination, and insurance agency services. The recently announced plan to partner with Bryn Mawr Trust Company is expected to add new capabilities in the arena of investment management for higher net worth customers. Growth in these areas in 2004 could be limited, however, depending on the magnitude and velocity of market shifts. For example, both title and mortgage origination revenues could be adversely influenced by a sudden and substantial spike in interest rates. Similarly, the record level of refinancing activity during the past two years is likely to moderate as interest rates rise. Increases in revenue from delivery of asset management services through Bryn Mawr is expected to occur gradually over a more extended time horizon, especially given the challenges associated with garnering market share in this segment of the financial services market.

The final major aspect of performance that will be influenced by emerging trends is operating expenses. Community's execution of its growth strategies has driven steady increases in operating expenses in two major areas. First, expenses related to the new branch expansion over the last several years continued to influence operating expenses, especially in salaries, benefits and depreciation expense. This ongoing investment in a measured expansion plan is critical to positioning Community in both its core markets and in contiguous markets that are natural extensions of the franchise. Secondly, the Corporation's efforts to expand the mix and volume of integrated services have also had the impact of increasing operating expenses as compared to historical levels. These efforts have been correlated with synchronous programs designed to increase the revenue stream from both core banking and integrated services. Increases in the cost structure have always been predicated on management's assessment of market share growth potential, higher revenues, and improvements in both profitability and return on invested capital.

NET INTEREST INCOME

Community's major source of revenue is derived from intermediation activities and is reported as net interest income. Net interest income is defined as the difference between interest income on earning assets and interest expense on deposits and borrowed funds. Net interest margin is a relative measure of a financial institution's ability to efficiently deliver net interest income from a given level of earning assets. Both net interest income and net interest margin are influenced by the frequency, velocity, and extent of interest rate changes and by the composition and absolute volumes of earning assets and funding sources.

The following table compares net interest income and net interest margin components between 2003 and 2002 (in thousands):

                                              2003                       2002                      Change
                                    -----------------------     ----------------------      --------------------
                                                     Yield/                     Yield/                    Yield/
                                       Amount         Rate         Amount        Rate         Amount       Rate

Interest income                     $ 101,217        6.02%      $  102,488      6.89%       $ (1,271)    (0.87)%
Interest expense                       42,329        2.89%          46,212      3.60%         (3,883)    (0.71)%
                                    ---------        -----      ----------      -----       ---------    -------
Net interest income                 $  58,888                   $   56,276                  $  2,612

Interest spread                                      3.13%                      3.29%                    (0.16)%
Impact of
  non-interest fund  s                               0.37%                      0.49%                    (0.12)%
                                                     -----                      -----                    -------

Net interest margin                                  3.50%                      3.78%                    (0.28)%
                                                     =====                      =====                    =======

Interest Rates

Interest rates profoundly influenced net interest income and profit performance during 2003. Since the year 2000, key interest rate indices began a steady pattern of decline. In each of the last two years, it was assumed that rates had declined to levels at, or near, the trough in the interest rate cycle. By 2002, such rates had declined to levels not seen since the 1950's. Entering 2003, most rate forecasts reflected expectations that rates would begin to increase, though not dramatically, sometime in 2003. Instead, buoyed by Fed policy, rates continued on a descending path throughout most of the year, reaching yet another level of lows in most key indices. To illustrate, the following graph provides a comparison of U.S Treasury rates for the key maturity intervals for both 2003 and the prior year: [GRAPH OMITTED]

                          Average U.S. Treasury Curve
                          ---------------------------

         3 Months   6 Months   1 Year   2 Year   3 Year   5 Year   10 Year
         --------   --------   ------   ------   ------   ------   -------

2002       1.64%      1.72%     2.00%    2.64%    3.10%    3.82%    4.61%
2003       1.03%      1.08%     1.24%    1.65%    2.10%    2.97%    4.01%

The various Treasury indices, which are important interest rate barometers, declined across the board by virtually the same extent. This ratable decline resulted in little change to the overall slope of the yield curve. Consequently, both earning asset yields and funding costs declined during the year. General interest rate trends were crucial to both interest income and the interest expense results. The incremental pricing of maturing investments, variable rate loans, and new loan relationships was correlated with the lower prevailing interest rates, increasing pressure on asset yields. Despite the decline in earning asset yields, interest income was stabilized during most of the year as earning assets were redeployed from lower-yielding, maturing investments to comparatively higher-yielding loans. The increasing affordability of credit created increased demand for both business and consumer credit products, resulting in an overall increase in earning assets. At the same time, most banks continued to benefit from an influx of deposit funding. The paucity of competitive returns in either the equity markets or other investment yields made bank deposits a viable short-term alternative given consumer preferences for liquidity in anticipation of future rate increases. Most consumers were understandably averse to commit funds into longer maturity instruments given the expectation of higher rates. As a consequence, many banks were able to secure increases in deposit funding, despite that fact that many of the more liquid deposit products were priced at record low levels. The net impact was that interest expense declined by 8% while interest income declined by only 1%, resulting in an increase in net interest income of nearly 5%.

Interest Income /Earning Assets

Interest income was $101.2 million in 2003, only slightly below the $102.5 million recorded in 2002, despite the fact that earning asset yields declined from 6.89% to 6.02% over the two-year period. Earning asset growth, fueled principally by loan growth, forged a 13.0% increase from $1.487 million to $1.680 million and helped to offset the compression that would normally accompany lower earning asset yields. From 2002 to 2003, earning assets grew $193 million, including $111 million in loans and $89 million in portfolio investment securities. Growth in loans accelerated during the year and was funded by both runoff in the investment portfolio and by an $86 million increase in the level of deposits, most of which occurred in Community's successful Power NOW offering. As interest rates declined, Community also sought opportunities to "lock in" low-cost term funding. With interest rates at historic lows, management selectively "termed out" certain short-term borrowings to secure the benefits of the lower, longer term rates available during the year.

Interest Expense / Funding Sources

Interest expense on deposits declined dramatically during 2003 and was a major contributor to the nearly 5% increase in net interest income. Despite increases in loan mix and an overall increase in the level of earning assets, Community was not able to achieve improvement in interest income due to the impact of lower rates. Fortunately, that same rate environment permitted most banks to reduce interest rates on deposit funding and enabled Community to reduce its overall funding costs from $46.2 million in 2002 to $42.3 million in 2003, a decline of almost $3.9 million or 8%. Simultaneously, most banks continued to enjoy an influx of deposit funding as consumers opted for the security and short-term liquidity of bank deposits. It is likely that this trend, at least in part, could be linked to corporate and mutual fund scandals, a lackluster stock market, low money market rates, and other developments that reduced consumer interest in these other alternatives. Total deposits grew by nearly $86 million, the vast majority of which occurred in savings, Power Now and other accounts that were responsive to customer preferences for liquidity. For the first time in several years, Community realized no growth in its time deposit categories as consumers were reluctant to extend maturities for relatively unattractive rate premiums.

Community also made strategic use of other forms of funding in order to meet the consistent demand for credit extension that occurred throughout the year.
Incremental borrowing rates on federal funds, which are set by the Federal Reserve, influenced the pricing of all short-term sources of funds and made these borrowings far less expensive than other funding sources. Community made strategic use of this source of liquidity within the risk parameters set forth in its asset / liability management (ALCO) policies and procedures. At various times during the year, Community also increased its long-term borrowings, which are composed principally of term funding available through the Federal Home Loan Bank programs. The Corporation experienced a 17% increase in long-term funding, which included the first full year of $15 million in trust preferred instruments issued under a pooled arrangement in December of 2002. Community executed an additional $15 million in these instruments at the end of 2003, bringing its total issuances to $30 million. The issuances were integrated with, and responsive to, the overall capital management policy discussed later in this presentation.

Interest Spread and Net Interest Margin

A financial institution's ability to effectively blend the impact of changing rates, shifting rate indices, customer preferences, and product development initiatives can be measured by the performance of interest spread, which is defined as the difference between earning asset yield and the cost of funding sources. Net interest margin combines the impact of interest spread with both investment of non-interest bearing funding sources and management of non-earning assets. As a result of rate trends and other dynamics specific to Community's balance sheet, the Corporation reported a decline in net interest spread from 3.29% in 2002 to 3.13% in 2003, and a decline in net interest margin from 3.78% to 3.50% over the same period. The decline in margin was also linked to the impact of reduced contribution from non-interest funding sources, which declined from 0.49% to 0.37%. During periods of declining interest rates, the contribution from non-interest funds to net interest margin is reduced since funds are invested at progressively lower rates. During periods of rising rates, these funds can be expected to contribute to improvements in net interest margin.

Quarterly Performance

The following table provides a comparison of earning asset yields, funding costs, and other information for each of the four quarters of 2003 and 2002.

                                                                     2003
                                            -----------------------------------------------------
                                            Fourth          Third         Second            First
                                            Quarter        Quarter        Quarter          Quarter
                                            -----------------------------------------------------
                Asset yield                    5.81%         5.88%          6.05%           6.38%
                Funding cost                   2.76%         2.80%          2.94%           3.10%
                                            -----------------------------------------------------
                  Interest spread              3.05%         3.08%          3.11%           3.28%
                                            -----------------------------------------------------
                  Net interest margin          3.41%         3.45%          3.49%           3.68%
                                            -----------------------------------------------------

                Net interest margin          $14,795       $14,884        $14,618         $14,591
                                            =====================================================

                                                                     2002
                                            -----------------------------------------------------
                                            Fourth          Third        Second             First
                                            Quarter        Quarter       Quarter           Quarter
                                            -----------------------------------------------------
                Asset yield                    6.54%          6.80%         7.01%           7.26%
                Funding cost                   3.35%          3.51%         3.74%           3.82%
                                            -----------------------------------------------------
                  Interest spread              3.19%          3.29%         3.27%           3.44%
                                            -----------------------------------------------------
                  Net interest margin          3.65%          3.78%         3.76%           3.96%
                                            -----------------------------------------------------

                Net interest margin          $14,180       $14,394       $13,757          $13,946
                                            =====================================================

Continuing a trend which has corresponded to the general decline in interest rates, quarterly net interest margin exhibited a steady decline throughout both 2002 and 2003. Throughout 2003, Community experienced a steady, almost consistent decline in earning asset yields despite the benefits of a more concentrated mix of loans, whose yields normally exceed those of portfolio investments with comparable maturities. The increase in the mix and volume of higher yielding loans tended to offset the overall reduction of interest income from lower offering rates since 2002. This improved mix had the impact of offsetting some of the adverse consequences of a lower rate environment on interest income. Funding costs also declined during 2003, and such declines were more directly responsible for the improvement in net interest income for the first nine months of the year. Community's ability to improve either net interest income or net interest margin through further reductions in incremental pricing of deposits or other funding sources was minimized in the fourth quarter of 2003, as a significant portion of the funding pool reached all time lows. Pricing of both loans and deposits is also subject to competitive pressures in the marketplace. Consequently, the short-term potential for improving net interest margin or net interest income through further reductions in funding costs seems less likely in the current environment.

PROVISION FOR CREDIT LOSSES

For the second consecutive year, Community reported a decline in the provision for loan losses, which reflected the steady improvement in the overall asset quality metrics of its loan portfolio. The provision declined from $3.4 million in 2002 to $2.5 million in 2003, while the relationship of the allowance for loan losses to loans declined from 1.36% at December 31, 2002 to 1.22% at the end of 2003. The provision, and the level of the allowance, were responsive to the changing credit quality conditions of both seasoned loans and the incremental risk inherent in a growing loan portfolio. Net charge-offs during 2003 were only $1.7 million, or 0.17% of average loans, and reflected a significant decline from charge off levels of the past two years. Non-accrual loans aggregated $8.2 million, the lowest absolute level since the beginning of 2001. The coverage of these loans provided by the allowance reached 162%, nearly equal to the 171% high recorded at the end of 2000. See the section addressing the allowance for loan losses and asset quality of this discussion for additional information.

NON-INTEREST INCOME

This increasingly vital component of the revenue stream grew substantially during 2003 as important steps were undertaken to solidify and expand Community's integrated businesses and complementary banking services. Excluding the impact from sales of investment securities, non-interest revenue grew 43%, from $12.9 million in 2002 to over $18.5 million in 2003. The income recorded during 2003, however, included two nonrecurring gains without which Community would still have recorded an increase of 37%, as adjusted for these items in both years. Amounts recorded in 2003 included a gain from the curtailment of a legacy, defined benefit plan in the third quarter and the recognition of a gain from the sale of an office, inclusive of both loans and deposits, in the fourth quarter. Community had recognized a similar gain from the sale of two offices and related deposits in 2002.

The following is a summary of the various components of non-interest income for both 2003 and 2002, including the year over year increases related thereto:

                                                                                                         Change
                                                                 2003           2002            Amount             %
                                                             --------------------------------------------------------
Investment management and trust services                     $    1,326      $     993         $     333          34%
Service charges on deposit accounts                               5,128          3,440             1,688          49%
Other service charges, commissions and fees                       2,958          2,471               487          20%
Insurance premium income and commissions                          2,822          2,016               806          40%
Mortgage banking activities                                       2,532          1,221             1,311         107%
Other income                                                      3,748          2,800               948          34%
                                                             --------------------------------------------------------

                                                                 18,514         12,941             5,573          43%

Investment security gains                                         1,927          1,034               893          86%
                                                             --------------------------------------------------------

           Total                                             $   20,441      $  13,975         $   6,466          46%
                                                             ========================================================

Investment management and trust revenues include fees derived from the sale of various retail investment products (annuities, brokerage services, mutual funds, etc) and other fees related to Community's limited trust department activities. Sales of investment products are facilitated under an arrangement with a national provider of these services. Consultative sales are conducted through the community office network. This arrangement provides convenient access to alternative investment vehicles through licensed employees who live and work in the communities where customers conduct their normal banking business. This service has facilitated a more holistic approach to meeting the expanding financial service needs of customers who live within Community's footprint. Customers are increasingly comfortable with using trusted, competent employees who work within their primary financial institutions for this vital service. While traditional trust fees showed a meaningful increase in 2003, the vast majority of the increase in this category was derived from the sale of additional investment products to new and existing customers. Near term increases in this category will continue to be weighted toward sales of retail investment products. In the future, the affiliated arrangement with Bryn Mawr Trust Company is expected to provide more competitive services to high net worth individuals as these product offerings are made available.

The most substantial increase in fees occurred in the area of service charges on deposits. In the first quarter of 2003, Community provided a new service known as "OverdraftHonor". Under this carefully designed program, customers who so choose now have access to a service that facilitates payment of periodic overdraft items while simultaneously avoiding adverse credit history events. Fees from these services, which were not provided prior to 2003, were responsible for virtually all of the increase in this category.

Other service charges include interchange fees from Community's vast ATM network and debit card transactions. Community continues to boast an ATM network of nearly 100 ATMs, including those in place under a relationship with a local convenience store chain operating within the Corporation's geographic footprint. Fees associated with non-customer use of these convenient locations to facilitate cash withdrawal needs grew by more than 23% since 2002. A more robust increase of 42% was realized in the interchange fees associated with retail transactions conducted via the use of debit or credit cards. Nearly all of the increases in these sources of fee income resulted from increased usage and the consumer's growing acceptance of electronic mediums as a substitute for cash or check-based transactions.

Insurance premiums and commissions include agency-based commissions from commercial and personal lines, fees from credit reinsurance activities related to consumer lending, and the revenue from title insurance and settlement activities conducted through Community's title insurance subsidiary. These fees, which rose by a total of $806 thousand from 2002 to 2003, included an increase of over $530 thousand related to title-based activities alone. Such increases were related to both the overall increase in mortgage loan originations, and to the addition of the ABCO franchise at the beginning of the second quarter of 2003. The remainder of the increase was related to the acquisitions of the insurance agencies during the year. Community continues to explore opportunities, through either acquisitions or strategic alliances, which will help develop a meaningful critical mass in this important financial service.

The single largest percentage increase in revenues occurred in income from mortgage banking activities. The increase was related both to volume increases in purchase mortgages and refinancings, and to new volumes generated through the midyear acquisition of the Erie subsidiary. Community has more than doubled its capacity to originate mortgages with the acquisition of Erie and has become a more significant and efficient competitor in its core and extended Maryland markets.

Other income included gains from the sales of offices in both 2003 and 2002. A gain in excess of $1 million was recorded in the fourth quarter of 2003 and related to the sale of the loans, deposits and physical location of a single community office. In 2002, Community had recorded a $500 thousand gain from the sale of two smaller offices. Both sales coincided with entry into markets with more favorable growth demographics. Other income also included a nonrecurring gain from the curtailment of a legacy pension plan in the third quarter. With this action, Community has made substantial progress toward uniform retirement benefit programs for current and prospective employees while simultaneously forestalling increased expenses from higher-cost defined benefit plans.

Security gains increased by nearly $900 thousand from 2002 as efforts were made to identify opportunities to improve the duration or average yield of the portfolio at various times during the year. The total gains of $1.9 million recorded in 2003 included nearly $1.5 million of gains related to sales of bank equity holdings.

NON-INTEREST EXPENSES

Total non-interest expenses reached $45.7 million in 2003 and reflected a 16% increase, or $6.4 million, from the $39.3 million recorded in 2002. The growth was influenced by two major factors. Over 25% of the increase of $6.4 million, or $1.7 million, was directly related to increased expenses from the integrated businesses acquired at different points during 2003. These increases included the expenses from ABCO, Erie, and incremental insurance agency activity. Excluding the portion of the increase related to acquired businesses, 2003 operating expenses increased $4.7 million or 12% over 2002 expenses. This second component of the increase was more directly related to the costs associated with expansion of the core banking franchise.

The following is a summary of the various components of change in operating expenses:

                                                                             Change From            Total Change
                                                                         --------------------      ---------------
                                                                         Integrated
                                                  2003          2002     Businesses    Other        Amount       %
                                                  ----          ----     ----------    -----       -------       -

Salaries and employee benefits                 $ 25,397      $ 21,636     $ 1,265     $ 2,496      $ 3,761      17%
Net occupancy expense                             7,200         6,051         119       1,030        1,149      19%
Marketing expense                                 2,018         1,090          20         908          928      85%
Telecommunications expense                        1,302           995          39         268          307      31%
Other operating expenses                          9,801         9,528         237          36          273       3%
                                               --------      --------     -------     -------      -------      ---

              Total                            $ 45,718      $ 39,300     $ 1,680     $ 4,738      $ 6,418      16%
                                               ========      ========     =======     =======      =======      ===

Excluding that portion of the increase related to the additional expenses of businesses acquired in 2003, Community reflected significant increases in salary and employee benefits costs (12%), occupancy expenses (17%), and other operating expenses, including marketing and telecommunications (10%). Since the end of 2001, Community has added a total of seven new banking facilities in new or existing markets while selling three offices in markets with less robust growth characteristics. This selective expansion of the Community Banks franchise has had a significant influence on the operating expense structure. At the same time, this expansion has also been an important catalyst for the growth in loan and deposit balances since the end of 2001.

The single largest component of costs is salary and benefits, as these expenses represent nearly 56% of total operating costs. Excluding the impact of salaries added from the acquired businesses, salary and benefit expenses grew nearly $2.5 million from 2002 to 2003. Of this increase, over $1 million was attributed to the effect of the 3% average salary increase and to a heavier reliance on employee incentives for sales of certain financial product offerings. Payroll taxes and employee insurance costs, which increased by nearly $600 thousand, were influenced by personnel added in both banking and acquired businesses, and by increases in health insurance rates. The remainder of the increase, less than $1 million, was affected by personnel added as a result of the new community offices, the increased cost of the customer service center, and by the addition of new lenders for certain key growth markets.

As would be expected, occupancy expenses were also influenced by increased costs associated with community office expansion and rose by just over $1 million. The costs for offices added since the end of 2001 grew by almost $400 thousand. Another $250 thousand of increased costs were related to the first full year of operation of the southern operations center and by the expansion of the customer service center. These initiatives had been undertaken in 2002 to improve the level of customer service to new and existing customers.

Within the overall category of other operating expenses, marketing and promotional increased over $900 thousand. In its 2002 annual report, Community announced its intention to increase its 2003 spending to accommodate a more significant level of marketing and advertising costs. These costs were undertaken in order to increase Community's market share in new markets and to preserve and expand share in its legacy communities. Expenses were related to expanded awareness, image and lead product advertising, especially in the first half of 2003. Community also reflected a $300 thousand increase in its communications and data connection expenses during the year, which included cost for upgrades of existing systems and the increased costs for its growing office network. Other operating expenses increased $300 thousand and were principally related to the acquired businesses.

INCOME TAXES

Income taxes grew from $3.4 million in 2002 to $4.4 million in 2003, an increase of nearly 30%. The increase was commensurate with the increase in pretax income and resulted in an effective tax rate of over 17%, only slightly higher than the 15% tax rate recorded in 2002. The relative mix of tax exempt income, which grew during 2003, influences the level of effective income tax rates and remains the primary reason for the difference between the effective tax rate and the statutory federal tax rate for corporations.

STATEMENT OF CONDITION:  OVERVIEW

At December 31, 2003, Community's total assets reached almost $1.9 billion, reflecting a change of almost 11% from the nearly $1.7 billion of assets recorded at the end of 2002. Average assets grew to $1.8 billion for 2003 and grew almost 13% from 2002 average assets. Average balances of earning assets, loans and deposits grew 13%, 13% and 8%, respectively. Community benefited from increased demand for credit in both the consumer and commercial sectors. While consumer demand for credit was influenced by both low rates and steady consumer confidence, growth in the commercial sector was more directly related to Community's ability to garner market share from larger, less nimble financial institutions. The growth trends experienced in 2003 and in previous years continue to demonstrate Community's commitment to staying close to its core markets and to using its local presence and responsiveness as a competitive advantage.

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

Community actively manages its investment portfolio and, accordingly, classifies all investment securities as "available for sale". Under current policy, if management has the intent and the Corporation has the ability to hold securities until maturity, securities are classified as "held-to-maturity" investments at the time of purchase and carried at amortized historical cost. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value. Such securities are intended to be used as part of Community's asset/liability management strategy, and may be sold in response to changes in interest rates, prepayment risk and other factors affecting overall investment strategy.

During 2003, the average balance in the investment portfolio grew from $585 million to $674 million, a growth rate of 15% that, though substantial, was far less than the investment portfolio growth of 29% that was experienced from 2001 to 2002. During 2002, Community had experienced robust deposit growth, particularly early in that year. Unfortunately, loan growth did not keep pace with deposit generation growth rates, creating additional liquidity that fueled growth in the investment portfolio throughout 2002. As Community entered 2003, loan demand for both commercial and consumer credits increased coincident with the demand created by steadily declining interest rates. While deposit inflow remained significant into 2003, it was less robust growth than experienced in 2002. The combination of investment runoff and the increasing deposit base provided more than adequate funding to keep pace with the 2003 loan growth rates. Consequently, Community continued to experience growth in its investment portfolio between the two years.

The pretax unrealized net gain within the investment portfolio at December 31, 2003 was $13.3 million. As required, this fair value adjustment was reflected in other comprehensive income (adjusted for income taxes) in the stockholders' equity section of the statement of condition. Near the end of 2003, a new accounting pronouncement was issued that requires additional disclosures in the footnotes to the financial statements. Such disclosures relate to declines in the market value of specific securities that may be considered "temporarily impaired" pursuant to newly-established criteria for identifying such securities. Of the total of $674 million of investments included in Community's portfolio at year end, securities aggregating over $148 million were identified as having met the criteria necessary for disclosure. The aggregate unrealized loss disclosed in the footnotes to the financial statements is slightly in excess of $3.8 million, nearly all of which was related to the extraordinary decline in interest rates on certain securities and its impact on the valuation of those securities. Such declines were not attributed to any perceived deterioration in an individual issuer's ability to meet the terms and obligations of the issuance and were more than offset by gross unrealized gains of just over $17 million. Community has the ability and intent to hold such investments until their original maturity and fully expects that any unrealized losses will be recovered over the term of the investments.

The following tables summarize amortized cost and estimated fair values at December 31, 2003, 2002, and 2001 and maturity distribution of securities at December 31, 2003 (in thousands).


                                                            2003                       2002                        2001
                                                   -----------------------------------------------------------------------------
                                                   Amortized      Fair        Amortized       Fair        Amortized      Fair
                                                      Cost        Value          Cost         Value          Cost        Value
                                                   -----------------------------------------------------------------------------
Mortgage-backed U.S. government agencies           $ 121,853    $ 123,395     $ 206,450    $ 210,825      $  74,403    $  74,370
U.S. Government corporations and agencies            173,651      173,292       130,947      134,334        144,640      142,544
Obligations of states and political sub-
   divisions                                         177,546      184,481       172,391      177,135        172,223      169,993
Corporate securities                                  95,461       97,987        95,022       93,094         99,561       98,405
Equity  securities                                    65,070       67,806        50,610       52,413         57,846       58,589
                                                   ---------    ---------     ---------    ---------      ---------    ---------
   Total                                           $ 633,581    $ 646,961     $ 655,420    $ 667,801      $ 548,673    $ 543,901
                                                   =========    =========     =========    =========      =========    =========


                MATURITY DISTRIBUTION OF SECURITIES (Fair Value)



                                                             One         Five                                               Weighted
                                              Within       Through      Through       After                   Average       Average
                                             One Year     Five Years   Ten Years    Ten Years      Total      Maturity      Yield(a)
                                             ---------------------------------------------------------------------------------------

       U.S. Government agencies              $ 18,433      $ 20,495    $ 157,165    $ 100,594   $ 296,687    10yr. 13 mos.    4.33%
       Obligations of states and political
          subdivisions                            ---         1,589       12,382      170,510     184,481    16yr.  3 mos.    7.17%
       Other                                    5,039        23,332       27,271      110,151     165,793    15yr.  5 mos.    4.90%
                                             --------      --------    ---------    ---------   ---------

             Total                           $ 23,472      $ 45,416    $ 196,818    $ 381,255   $ 646,961    13yr.  2 mos.    5.29%
                                             ========      ========    =========    =========   =========

       Percentage of total                      3.63%         7.02%       30.42%       58.93%      100.0%
                                                ====          ====        =====        =====       =====

       Weighted average yield (a)               2.21%         4.99%        4.80%        5.76%       5.29%
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

LOANS

Average loans reached $997 million at the end of 2003, a 12% increase over the $887 million of average loans recorded in 2002. The composition of loans between the two years was influenced by a number of factors, including the influence of lower interest rates. The following presentation of loans at December 31 for each of the past two years is an indication of the relative mix of loans included in the portfolio (in thousands):

                                                                                  Change
                                                2003          2002          Amount        %
                                                ----          ----          ------        -

Commercial                                $   367,444     $  295,506     $  71,938       24 %
Commercial real estate                        283,662        246,533        37,129       15 %
Residential real estate                        97,178        109,497       (12,319)     (11)%
Consumer                                      330,327        253,032        77,295       31 %
                                          ---------------------------------------------------
          Total                           $ 1,078,611     $  904,568     $ 174,043       19 %
                                          ===================================================

Following a year of less robust commercial loan activity in 2002, commercial borrowing began to increase dramatically during the second quarter of 2003, and growth continued well into the second half of the year. After the end of the first quarter, the steady declines in interest rate trends caused many borrowers, including those with prior relationships with competitors of Community, to reevaluate their existing credit arrangements in search of improved funding terms and more responsive credit relationships. Community has consistently made efforts to position itself in the marketplace to ensure its ability to compete with large and small competitors alike. As a result, the Corporation was able to increase both its commercial and commercial real estate portfolios by nearly $109 million on an aggregate basis. Much of the growth in the commercial sector was attributed to Community's ability to acquire existing market share since business lending has been constrained on both a national level and in certain segments of Community's market. A portion of this growth also can be attributed to the addition of certain key lending personnel made available as a result of mergers of local financial institutions by out-of-market acquirers.

The single most significant source of loan growth occurred in consumer lending, particularly home equity lending, which grew by $77 million between December 31, 2002 and the end of 2003. As part of Community's effort to increase its visibility in core markets, a concerted effort was made to become a more effective consumer lender, including substantial increases in marketing and advertising efforts. Historically, Community has been more widely known throughout its market as a lender to small and medium-size businesses, with an emphasis on commercial mortgages and commercial loans secured by real estate. In 2003, Community sought to leverage its office network as a channel for expanding consumer lending and to fulfill the consumer's appetite for convenient, accessible retail lending services. Consumer demand for credit was also aided by the high levels of consumer confidence and improved credit affordability experienced in the current interest rate environment. These efforts were also aided by the growth achieved as a result of the expansion of the office network and sales efforts over the last several years.

Residential real estate lending, which is composed primarily of loans to single-family creditors, has experienced a steady decline as a result of the increasing accessibility of secondary market liquidity through mortgage banking activities. Community-based banks continue to provide a convenient avenue for consumers to access funding for residential lending, but most new credits continue to be sold in the secondary market. This strategy has reduced the interest rate risk associated with consumer preferences for long-term, fixed rate lending, and continues to provide valuable liquidity for other forms of relationship lending.

ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following sets forth activity within the allowance for credit losses for the last three years.

                                                             2003              2002              2001
                                                             ----              ----              ----

                  Balance at January 1,                   $    12,343      $    12,132       $    10,328
                     Loans charged off                         (2,839)          (4,180)           (3,776)
                     Recoveries                                 1,174            1,041               500
                     Provision charged to operations            2,500            3,350             5,080
                                                          ----------------------------------------------
                  Balance at December 31,                 $    13,178      $    12,343       $    12,132
                                                          ==============================================

Allowance for credit losses to loans                            1.22%            1.36%             1.42%


The period between January 1, 2001 and December 2002 marked a period of adjustment in the credit quality profile of Community Banks, Inc. In the last three quarters of 2002, emerging trends suggested that the risk profile of Corporation's loan portfolio would experience steady improvement in 2003. The decline in both non-accrual loans and in loans "90 days or more past due" provided indications of an improving picture of credit quality, despite dramatic increases in the overall loan balances. During 2003, further indications of these favorable trends continued to emerge, resulting in dramatic reductions in both net charge-offs and additional reductions in the level of problem credits. Net charge-offs were reduced to $1.7 million, or 0.17% of average outstanding loans, and compared favorably to the net charge-offs of $ 3.1 million, or 0.35%, in the prior year. Non-accrual loans, the most severe category of problem credits, declined 13% from $9.4 million in 2002 to $8.2 million at the end of 2003 while loans 90 days or more past due declined from $961 thousand to $90 thousand over the same period. Despite a decline in the ratio of the allowance for credit losses to loans from 1.36% at year end 2002 to 1.22% at the end of 2003, the coverage of non-accrual loans provided by the allowance increased from 131% to 162% over the two year period. As a consequence of these and other critical factors, management was able to reduce the provision for loan losses from $3.4 million in 2002 to $2.5 million in 2003.

The following sets forth loan loss experience for the last five years (in thousands):

                                                         2003               2002          2001           2000           1999
                                                         ----               ----          ----           ----           ----

       Loans at year-end, net of unearned income     $ 1,078,611         $ 904,568     $ 857,278      $ 814,874      $ 708,016
                                                     ===========         =========     =========      =========      =========

       Average loans balance                         $   997,190         $ 886,808     $ 838,178      $ 768,204      $ 665,422
                                                     ===========         =========     =========      =========      =========
       Balance, allowance for loan losses,
                 January 1                           $    12,343         $  12,132     $  10,328      $   8,976      $   8,608

       Loans charged off:
          Commercial, financial and agricultural             253             1,878         2,275            303            489
          Real estate-mortgage                             1,548             1,447           484            521            190
          Consumer and other                               1,038               855         1,017          1,101            984
                                                     -----------         ---------     ---------      ---------      ---------
       Total                                               2,839             4,180         3,776          1,925          1,663
                                                     -----------         ---------     ---------      ---------     ----------

       Loans recovered:
          Commercial, financial and agricultural             240               644           120             23            140
          Real estate-mortgage                               689                25           108             83             43
          Consumer and other                                 245               372           272            308            260
                                                     -----------         ---------     ---------      ---------      ---------

       Total                                               1,174             1,041           500            414            443
                                                     -----------         ---------     ---------      ---------      ---------

       Net charge-offs                                    (1,665)           (3,139)       (3,276)        (1,511)        (1,220)

       Provision for loan losses                           2,500             3,350         5,080          2,863          1,588
                                                     -----------         ---------     ---------      ---------      ---------

       Balance, allowance for loan losses,
                 December 31                         $    13,178         $  12,343     $  12,132      $  10,328      $   8,976
                                                     ===========         =========     =========      =========      =========

       Net charge-offs to loans at year end                 .15%              .35%          .38%           .19%           .17%

       Net charge-offs to average loans                     .17%              .35%          .39%           .20%           .18%

       Balance of allowance for loan losses
                 to loans at year end                      1.22%             1.36%         1.42%          1.27%          1.27%


The allowance for loan losses is based upon management's continuing evaluation of the loan portfolio. A review as to loan quality, current macro-economic conditions and delinquency status is performed on a quarterly basis. The provision for loan losses is adjusted quarterly based upon current review. The following table presents an allocation by loan categories of the allowance for loan losses at December 31 for the last five years (in thousands).

                                                         2003           2002           2001           2000          1999
                                                         ----           ----           ----           ----          ----
       Loans:
           Commercial, financial and agricultural     $   7,090      $   6,305      $   9,285      $   5,268      $  3,030
           Real estate-construction                         ---            ---             10             14             9
           Real estate-mortgage                           2,313          1,936            965          1,593         1,509
           Installment                                    2,184          1,767          1,030          1,748         1,575
           Unallocated                                    1,591          2,335            842          1,705         2,853
                                                      ---------      ---------      ---------      ---------      --------
       Balance                                        $  13,178      $  12,343      $  12,132      $  10,328      $  8,976
                                                      =========      =========      =========      =========      ========

The amount of the allowance assigned to each component of the loan portfolio is derived from a combination of factors. Estimation methods and assumptions used in the process are reviewed periodically by both management and the Board of Directors.

The percentage of loans in each category above is included in the "Loan Account Composition" table in Appendix A to Management's Discussion and Analysis of Financial Condition and Results of Operation, Part II Item 7.

The Corporation's allowance for loan losses is based upon management's quarterly review of the loan portfolio utilizing a consistent valuation methodology. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets its affiliates serve. Commercial and real estate loans are individually risk rated by the Corporation's loan officers and periodically reviewed by independent loan review personnel. Consumer and residential real estate loans are generally analyzed in homogeneous pools utilizing historical loan charge-off information.

To determine the allowance and corresponding loan loss provision, an amount is allocated to specific loans. For certain commercial and construction loans, this amount is based upon specific borrower data and supporting collateral determined by reviewing individual non-performing, delinquent, or potentially troubled credits. For the majority of the loans that are individually reviewed for impairment, this analysis is based on a comparison of the loan's carrying amount to the net realizable value of the collateral. The portion of the allowance attributable to specific impaired loans was $546 thousand at December 31, 2003. The remaining commercial as well as consumer, and residential real estate loans are evaluated as part of various pools. These pool reserves, generally are based upon historic charge-offs and delinquency history, other known trends and expected losses over the remaining lives of these loans, as well as the condition of local, regional and national economies and other qualitative factors.

To ensure adequacy to a higher degree of confidence, a portion of the allowance for loan losses is considered unallocated. The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise identifiable, for possible imprecise estimates in assessing potential losses on commercial loans or in the calculation of pool reserves, and for the extenuating influence of current factors, such as economic uncertainties. This unallocated portion is available to absorb losses sustained anywhere within the loan portfolio. The combined allocated and unallocated portions bring the total allowance to an amount deemed prudent and reasonable by management at that time.

Risk Elements

The following sets forth information regarding various segments of the loan portfolio, collectively referred to as risk elements. These segments include both nonperforming assets and those loans past due for 90 days or more. Non-performing assets include non-accrual loans, restructurings, and other real estate. Non-accrual loans are loans for which interest income is not accrued due to concerns about the collection of interest and/or principal. Restructured loans may involve renegotiated interest rates, repayment terms, or both, because of deterioration in the financial condition of the borrower. The only credits that would have qualified as restructured loans at the end of both years were already classified in the more severe non-accrual category. The following table provides a comparative summary of nonperforming assets and total risk elements at the end of each of the last five years (in thousands).



                                                     2003              2002              2001             2000            1999
                                                     ----              ----              ----             ----            ----
     Loans on which accrual of interest has
     been discontinued:
          Commercial, financial and agricultural  $    3,066       $    2,257        $    3,783       $    2,042       $    2,231
          Mortgages                                    4,054            6,609             6,952            3,445            3,203
          Other                                        1,031              527               355              356              222
                                                  ----------       ----------        ----------       ----------       ----------

                                                       8,151            9,393            11,090            5,843            5,656
                                                  ----------       ----------        ----------       ----------       ----------

     Loans renegotiated with borrowers                  ---               ---               ---              205              254
                                                  ----------       ----------        ----------       ----------       ----------

     Total non-accrual loans                           8,151            9,393            11,090            6,048            5,910

     Foreclosed real estate                            4,865            1,183               631              416              615
                                                  ----------       ----------        ----------       ----------       ----------

     Total non-performing assets                      13,016           10,576            11,721            6,464            6,525
     Loans past due 90 days or more:
        Commercial, financial and agricultural             4               97             1,002                8              146
        Mortgages                                         40              770               405              495              147
        Consumer and other                                46               94               252              109               85
                                                  ----------       ----------        ----------       ----------       ----------

                                                          90              961             1,659              612              378
                                                  ----------       ----------        ----------       ----------       ----------

     Total risk elements                          $   13,106       $   11,537        $   13,380       $    7,076       $    6,903
                                                  ==========       ==========        ==========       ==========       ==========

     Ending allowance for loan losses             $   13,178       $   12,343        $   12,132       $   10,328       $    8,976
                                                  ==========       ==========        ==========       ==========       ==========

     Ending allowance to non-accrual loans              162%             131%              109%             171%             152%


Despite improvement in most categories of problem credits, there was a substantial increase in foreclosed real estate from 2002 to 2003. The balance in this category grew from $1.2 million at December 31, 2002 to $4.9 million at the end of 2003. Nearly all of the increase was related to the reclassification of two large credits that had been made to a single borrower. Pursuant to the provisions of the original loan agreements, Community took possession of two collateral properties in the fourth quarter of 2003, due to borrower default. A new, unrelated borrower purchased one of the properties in January, 2004, resulting in the return of nearly $2.6 million of loans to accrual status. Amounts included in foreclosed real estate are stated at the lower of cost or market and no losses are expected from the final disposition of these properties.

The determination to discontinue the accrual of interest on non-performing loans is made on the individual case basis. Such factors as the character and size of the loan, quality of the collateral and the historical creditworthiness of the borrower and/or guarantors are considered by management in assessing the collectibility of such amounts.

The approximate amount that would have been accrued on those loans for which interest was discontinued in 2003 was $350,000.

Overall Assessment

Community has assessed all of the above factors in the establishment of the allowance for loan losses. The determination as to the adequacy of the allowance reflects management's judgment, and was based upon collateral, local market conditions, various estimates, and other information that requires subjective analysis. These factors, which are prone to change, are monitored by management to evaluate their potential impact on management's assessment of the adequacy of the allowance. Based on its evaluation of loan quality, management believes that the allowance for loan losses at December 31, 2003 was adequate to absorb probable losses within the loan portfolio.

DEPOSITS

Deposit balances remain the primary source of funding for financial institutions
and  Community   recognized  steady  growth  of  nearly  8%  in  this  important core-funding source, summarized as follows (in thousands):

                                                                                           Change
                                                 2003              2002             Amount          %
                                                 ----              ----             ------          -

Demand                                   $      167,315     $     163,434       $    3,881          2%
Savings & NOW accounts                          401,805           322,632           79,173         25%
Time                                            498,005           498,159             (154)        --%
Time $100,000 or more                           110,231           107,523            2,708          3%
                                         -------------------------------------------------------------
                                         $    1,177,356     $   1,091,748       $   85,608          8%
                                         =============================================================

Deposit growth in 2003 occurred almost exclusively in savings deposits, more specifically Community's Power Now account. This account, which has characteristics of both a money market and checking account, grew steadily throughout the year. At the same time, longer term time deposit growth was flat. Consumer preferences were clearly weighted in favor of maintaining adequate liquidity in anticipation of a gradual rise in rates. Despite the fact that most interest rates declined steadily throughout the period, most depositors were reluctant to extend time deposit maturities to obtain only marginally higher rates. The consistent downward pressure on rates, combined with lack of confidence in other more risky investment vehicles, increased consumer preference for the flexibility, liquidity and guaranteed return provided by these accounts.

The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2003 (in thousands).

                       Remaining to Maturity:
                          Less than three months                                            $   24,791
                          Three months to six months                                            21,735
                          Six months to twelve months                                           33,076
                          More than twelve months                                               34,403
                                                                                            ----------
                                                                                            $  114,005
                                                                                            ==========

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

CAPITAL ADEQUACY

Capital strength is an important measure with which to judge the overall stability of a financial institution. A strong capital base is a prerequisite for sustaining franchise growth through both internal expansion and strategic acquisition opportunities. Regulatory authorities impose constraints and restrictions on bank capital levels that are designed to help ensure the vitality of the nation's banking system.

Community believes that capital is a valuable, albeit limited resource whose availability moderates with changes in the business cycle. The Corporation has developed an extensive capital management policy designed to consider all aspects of capital management. This policy is mindful of the responsibilities to Community's shareholders, employees, regulators, and other constituencies to ensure that capital is well-managed. The policy considers the impact of numerous capital management issues, including: the maintenance of key financial ratios; the need for an adequate return to shareholders in terms of both dividend payout and capital appreciation; the flexibility to apply techniques that will accommodate either equity expansion or contraction; and the restraint required to avoid accumulation of unsustainable levels of intangible assets. Community also continuously examines its options with regard to capital management in the context of intrinsic factors, including its prospects for growth, the potential for earnings disruption, and others. Maintenance of appropriate capital levels may require the application of techniques designed to help Community meet or exceed regulatory guidelines and to correlate capital levels with a given asset growth rate. The Corporation's capital management and planning process is reviewed and approved by its Board of Directors.

In addition to internal guidelines, regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. All regulatory capital guidelines are now based upon a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. The following table provides the risk-based capital positions of Community and its principal banking subsidiary at the end of 2003, along with an indication of the various regulatory capital requirements.

                                                         December 31,        "Well          Regulatory
                                                            2003          Capitalized"       Minimums
                                                            ----          ------------       --------
                  Leverage ratio
                      Community Banks, Inc.                   8.8%            n/a               4%
                      Bank only                               7.7%             5%               4%

                  Tier 1 capital ratio
                      Community Banks, Inc.                  11.6%            n/a               4%
                      Bank only                              10.1%             6%               4%

                  Total risk-based capital ratio
                      Community Banks, Inc.                  12.6%            n/a               8%
                      Bank only                              11.1%            10%               8%

The most fundamental source of capital is earnings and earnings retention. This cornerstone of capital adequacy can be augmented by a number of capital management strategies, many of which were utilized during 2003. As it has for a number of years, the Board approved the issuance of a 5% stock dividend in the first quarter. In the fourth quarter, the Board announced the approval of a stock split issued in the form of a 20% stock dividend, which has been accounted for on a pro forma basis throughout this presentation. Throughout the year, the Corporation's strong earnings supported a return of capital to existing shareholders in the form of an increase in the traditional cash dividend. Community also continues to make strategic use of share repurchase as another efficient means of returning capital to shareholders. In December of 2003, management executed another pooled trust preferred issuance of $15 million in order to increase the amount of qualifying regulatory capital through this relatively inexpensive funding source. Community previously had executed a $15 million issuance at the end of 2002, bringing the total trust preferred balances to $30 million at December 31, 2003. Such amounts are classified as long-term debt for financial statement purposes. It is anticipated that additional regulatory guidance is forthcoming regarding the suitability of trust preferred issuances as "Tier 1 capital" on a going forward basis. Community places no significant reliance on these instruments to meet regulatory capital requirements and anticipates no material change in its accounting as a consequence of this new guidance. In the aggregate, these various strategies and techniques have allowed management to maintain capital at levels that represented an efficient use of this valuable resource.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

The process by which financial institutions manage earning assets and funding sources under different interest rate environments is called asset/liability management. The primary goal of asset/liability management is to increase net interest income through the prudent control of market risk, liquidity, interest rate risk and capital. Two important barometers of performance are net interest margin and liquidity. Net interest margin is increased by widening interest spread while controlling interest rate sensitivity. The adequacy of liquidity is determined by the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. The Board of Directors (the "Board") and the Audit Committee of the Board governs and monitors asset/liability management processes as part of the overall risk management process and delegates the responsibility for management of these processes to the corporate Asset/Liability Management Committee (ALCO).

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

Community utilizes a variety of techniques to assist management and the Board of Directors in the management and monitoring of interest rate risk. In order to quantify the impact of changes in interest rates on net interest income, the Corporation conducts a quarterly interest rate shock simulation that projects the impact of interest rate changes on net interest income over the next year. These simulations are utilized to assess whether management should consider corrective actions in order to minimize Community's exposure or vulnerability to a particular trend in interest rates. Management has established acceptable tolerance limits for the impact of changes in interest rates on the volatility of net interest income, and is authorized to pursue mitigating strategies in order to minimize unfavorable impact under a variety of scenarios. Such simulations are conducted under a variety of assumptions that require estimates of the velocity and extent of interest rate changes, including an assessment of the impact of such changes on those assets and liabilities that have indeterminate maturity or repricing characteristics. Simulation of earnings is used primarily to measure Community's earning exposure for the ensuing year. Current policy limits unfavorable exposure of simulated net interest income to 10% of the base case net interest income in either a rising or falling rate "shock" scenario (immediate repricing) of 200 basis points. The following is a summary of the rate "shock" results conducted under these various assumptions as December 31, 2003:

                                           Annual
            Simultaneous                   Change
               Rate                    in Net Interest                  %
              "Shock"                      Income                    Change
              -------                      ------                    ------

               +300bp                  -$1.3 million                 -2.30%
               +200bp                  -$1.0 million                 -1.70%
               +100bp                  -$0.4 million                 -0.60%
              - 100bp                  -$2.5 million                 -4.20%

Management augments its simulation process with two other techniques, GAP analysis and economic value of equity (EVE) computations. The most practical tool for day-to-day management of interest rate risk is GAP analysis, which provides an array of various timeframes during which earning assets and funding sources can be expected to mature or reprice. This information is ordinarily examined in the context of the results derived from the quarterly rate shock simulations. Management uses such information to identify specific "cause and effect" relationships that can be reviewed, analyzed, managed, or changed to ensure maximization of net revenue from intermediation activities. The combination of GAP analysis and rate shock simulations provides the most practical measurement tools for monitoring and managing of the largest source of revenue for community banks. As with the simulation or "shock" analysis, Community has established a policy limit for the cumulative twelve month GAP of "plus or minus" 15% of total assets. At December 31, 2003, the twelve month GAP fell well within this policy limit for each of the time intervals less than one year, as shown in the following summary:

                                                         Cumulative GAP
                       Interval                      Expressed as % of Assets)
                       --------                      -------------------------

                      0 - 90 days                        +        2.60%

                      91 - 180 days                      +        2.97%

                      181 - 365 days                     +        1.67%

EVE computations provide a longer-term assessment of interest rate risk, but are more practical for evaluating long-term, strategic planning alternatives. EVE has several limitations, including: the intrinsic value of assets and liabilities does not necessarily represent the fair value of financial instruments since it does not include credit risk and liquidity; estimated cash flows are required for nonmaturity financial instruments and are, by their nature, inexact and; the future structure of

Community's balance sheet does not consider increased loan and deposit activities from core business within its present value assessment. The results derived from EVE computations, however, provide a valuable framework for managing longer-term balance sheet exposures and interest rate volatility trends. At the end of 2003, all measures of EVE fell within the policy limits established via the asset/liability management policy, as approved by the Board of Directors.

CONTRACTUAL OBLIGATIONS

Significant contractual obligations at December 31, 2003 are summarized in the following table:

                                                               Less than         1-3            3-5          More than
          Dollars in thousands                   Total           1 year         years          years          5 years
          -----------------------------------------------------------------------------------------------------------

          Long-term debt                     $   411,422       $  42,140     $  69,280      $  67,640       $ 232,362
          Operating lease obligations             10,095           1,117         1,872          1,228           5,878
          Trust preferred securities              30,000             ---           ---            ---          30,000
          Time Deposits                          608,823         341,538       171,427         94,542           1,316
          Defined benefit pension payments           889             889           ---            ---             ---
          -----------------------------------------------------------------------------------------------------------

          Total                              $ 1,061,229       $ 385,684     $ 242,579      $ 163,410       $ 269,556
          -----------------------------------------------------------------------------------------------------------

OFF-BALANCE-SHEET COMMITMENTS

As of December 31, 2003, the Corporation had unfunded commitments totaling $432.7 million. For details of these off-balance-sheet commitments, see "Notes to Consolidated Financial Statements - Commitments and Contingencies" included in Part II, Item 8.

REGULATORY MATTERS

Community and its affiliates are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2003, the Pennsylvania State Department of Banking, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank performed various examinations of Community and its banking subsidiaries pursuant to their regular, periodic regulatory reviews. No comments were received from these various bodies that would have a material adverse effect on Community's liquidity, capital resources, or operations.

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

PERFORMANCE REVIEW: 2002 VS. 2001

Against a backdrop of an uncertain economy, increasing global tensions, a series of unfortunate corporate scandals, and the lowest interest rate environment in the last four decades, Community Banks, Inc. recorded substantial performance improvement in 2002. Net income reached $18.5 million and earnings per share grew to $1.55, reflecting an increase of 36% and 35%, respectively, over the results achieved in 2001. Performance in 2001 had been reduced by charges incurred in connection with the merger of Glen Rock State Bank, which was combined into Community Banks at the end of the first quarter of 2001. Results for 2002 translated into a ROA of 1.17% and a ROE of 15.46%, and represented a substantial improvement over the ROA of 0.97% and ROE of 12.21 % reported in 2001. Performance in 2002 represented a realization of Community's strategic efforts to provide its customers with expanded financial services within the framework of a convenient and efficient "community banking" model.

Interest Income

Interest income was $102.5 million in 2002, virtually equal to the $102.4 million recorded in 2001, despite the fact that earning asset yields declined from 7.81% to 6.89% over the two-year period. At the same time, earning assets grew 13.6%, from nearly $1.310 billion to $1.487 billion, and helped to offset the compression that would normally accompany lower earning asset yields. From 2001 to 2002, earning assets grew $178 million, including $52 million in loans and $132 million in portfolio investment securities. This reflected growth rates of 6.2 % in loans and 29.0% in investments. During 2002, Community experienced 11.8% growth in total deposits, which increased by nearly $115 million, and clearly outpaced the level of demand for increased credit facilities. This excess funding was then utilized to fund increases in the level of portfolio investments throughout the year. Community seeks to maintain an investment portfolio that both maximizes return and provides an additional source of liquidity as demand for more profitable loan relationships increases.

Interest Expense

Interest expense on deposits and other funding sources declined dramatically during 2002 and was the primary driver of the 12% improvement in net interest income. While interest income was stable during 2002, Community achieved an 11.4% reduction in interest expense, even as total deposits increased 11.8 % and total interest bearing liabilities grew 14.2%. Total interest expense dropped to $46.2 million, a decline of $5.9 million, representing substantial improvement from the interest expense of $52.1 million recorded in 2001. Deposits grew by $115 million, which included growth of $ 44 million in core transaction and saving accounts and $71 million in time deposits. Growth in deposit funding was attributable to a number of factors, including the safety, soundness and convenience of bank deposit products as contrasted with the volatility and risk of loss that has characterized other investment and savings alternatives over the last several years.

Community also grew its funding from long-term debt, which consists primarily of collateralized borrowings from the Federal Home Loan Bank, by almost $30 million, or 11% to selectively augment growth in the deposit categories. Throughout 2002, the steady decline in prevailing interest rates allowed Community to reduce pricing on time deposits. In the fourth quarter of the year, most banks were forced to reexamine the pricing on more core sources of funds as rates declined to the lowest levels in decades. As a consequence of these trends, the overall cost of funds declined 103 basis points, from 4.63% in 2001 to 3.60% in 2002.

Net Interest Income

Net interest income reached $56.3 million in 2002 compared to $50.2 million in 2001, an increase of $6.0 million or 12%. Virtually all of the improvement was related to the decline in the cost of funding, which declined by $5.9 million. This improvement was achieved despite a drop in net interest margin from 3.83% in 2001 to 3.78% in 2002. As in 2003, Community benefited from increases in the absolute volume of earning assets and from its ability to lower funding costs in declining rate environment.

Provision for Credit Losses

The provision for credit losses declined from $5.1 million in 2001 to $3.4 million in 2002, while the ratio of the allowance for loan losses to loans also reflected a modest decline from 1.42% at the end of 2001 to 1.36% at the end of 2002. When comparing asset quality trends from 2001 to those during 2002, Community reported significant improvements in the metrics commonly used to assess the overall credit quality of the loan portfolio.

Non-interest Income

Income from non-interest sources grew to $12.9 million from $10.4 in 2001, an increase of nearly 24%. Results in 2002 included over $500 thousand in gains from the sale of two branches, but improvement in year over year performance still would have reached 20%, exclusive of these gains. Community experienced growth in almost all categories of non-interest income. Income from the commissions earned on sales of mutual funds and annuity products grew 34% as 2002 was the first full year, bank-wide rollout of these product offerings. The increase of 14 % in deposit service charges was driven by both the increase in the volume of personal and business accounts and by the continuous evaluation of the fee structure to ensure that Community is fairly compensated for the cost of providing these deposit services. Other service charges, commissions and fees reflect revenues received from customers who utilize the various cash exchange and payment systems that are accessible through Community's bank network, and grew 39%. Insurance fees were increased by the fees from the first full year of operation of The Sentinel Agency. On the credit insurance side, Community actually experienced a reduction in the fees earned through its captive insurance business, which partially offset the increase in title insurance fees. Revenues from mortgage origination activities were strong in both 2001 and 2002 due to the favorable effect of low interest rates on both purchase mortgages and refinancings.

Non-interest Expenses

Non-interest expenses grew 8% to $39.3 million in 2002 versus $36.5 in 2001, resulting in an increase of $2.7 million in year-over-year expenses. Expenses in 2001 had included nearly $2.0 million in nonrecurring expenses incurred in connection with the merger of Glen Rock State Bank at the end of the first quarter of 2001. Excluding these charges, non-interest expenses grew nearly $4.7 million and reflected an increase in core operating expenses of 14%. The vast majority of the increase in recurring expenses occurred in salary and benefits expense, which grew from $18.5 million in 2001 to $21.6 million in 2002, an increase of 17%. Of the total increase from 2001 to 2002, nearly 4% was attributed to the average 2002 salary increase of 4%. An additional 4% was ascribed to increases in the Corporation's discretionary variable compensation plans, employee benefit plan contributions, sales incentives and other performance-driven compensation plans. The impact of annual merit increase combined with performance-driven compensation accounted for almost one half of the 17% increase in salary and benefit costs. The remaining 8% of the total 17% increase in salary and benefit expenses was driven by several factors, including the following: the full year impact of staffing of offices added in 2001 along with the partial year impact of those added in 2002; the increase in personnel added in nontraditional banking services, most notably those added from the merger of The Sentinel Agency; and the increased cost of providing group insurance benefits to employees. Occupancy expenses increased $784 thousand and, like salary and benefit expenses, were influenced by offices added in both 2001 and 2002. Other expense exhibited a more modest increase from 2001 to 2002. During 2001, Community had incurred incremental costs associated with new branch openings, the acquisition of Glen Rock State Bank and the convergence of bank charters.

Income Taxes

Income tax expense grew to $3.4 million in 2002, reflecting an increase of nearly 17% over the income tax of $2.9 million recorded in 2001. The effective tax rate for 2002 was nearly 16% and was comparable to the 17% rate experienced in 2001.





APPENDIX A - ADDITIONAL STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following tables are provided as a supplement to Management's Discussion and Analysis of Financial Condition and Results of Operation:

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

Rate/Volume Analysis - Tax Equivalent Basis

Loan Account Composition as of December 31, 2003, 2002, 2001, 2000, and 1999.

Maturities and Sensitivity to Changes in Interest Rates for Commercial, Financial, and Agricultural Loans as of December 31, 2003.


 Distribution of Assets, Liabilities and Stockholders' Equity; Interest rates and Interest Differential

 Income and Rates on a Tax Equivalent Basis (b) for the Years Ended December 31, 2003, 2002, and 2001
                             (dollars in thousands)

                                             2003                               2002                             2001
                              -----------------------------------------------------------------------------------------------------
                                                      Average                            Average                          Average
                                           Interest    Rates                  Interest    Rates                 Interest   Rates
                                Average     Income/   Earned/     Average      Income/    Earned/    Average     Income    Earned/
                               Balance(c)  Expense(a)  Paid (a)  Balance(c)    Expense    Paid (a)  Balance(c)  Expense(a) Paid(a)
                              -----------------------------------------------------------------------------------------------------
Assets:
   Cash and due from banks    $    36,451                       $    36,982                        $    36,129
                              -----------                       -----------                        -----------
   Earning assets:
      Interest-bearing deposits
       in other banks               1,160   $      9      .78%        1,742    $      26    1.49%        2,126   $    103   4.84%
                              -----------                       -----------                        -----------
      Investment securities:
         Taxable                  466,316     18,607     3.99       384,097       19,602    5.10       300,040     20,075   6.69
         Tax-exempt (b)           207,627     15,957     7.69       200,419       14,955    7.46       152,960     11,034   7.21
                              -----------                       -----------                        -----------
      Total investment
       securities                 673,943                           584,516                            453,000
                              -----------                       -----------                        -----------
      Federal funds sold            4,015         40     1.00        11,126          193    1.73        16,221        800   4.93
                              -----------                       -----------                        -----------
    Loans (b)                   1,001,086     66,604     6.65       889,912       67,712    7.61       838,178     70,339   8.39
                              -----------   --------    -----   -----------    ---------    ----   -----------   --------   ----
       Total earning assets     1,680,204   $101,217     6.02     1,487,296    $ 102,488    6.89     1,309,525   $102,351   7.81
                              -----------   --------    -----   -----------    ---------    ----   -----------   --------   ----
  Allowance for loan losses       (13,016)                          (12,689)                           (11,745)
      Premises, equipment, and
         other assets              76,532                            68,457                             64,612
                              -----------                       -----------                        -----------
         Total assets         $ 1,780,171                       $ 1,580,046                        $ 1,398,521
                              ===========                       ===========                        ===========

Liabilities:
   Demand deposits            $   167,315                       $   163,434                        $   150,218
                              -----------                       -----------                        -----------
   Interest-bearing liabilities:
      Savings deposits            164,207        690      .42       149,066        1,864    1.25        71,346      2,816   3.95
      Money market deposits        74,156        624      .84        82,793        1,289    1.56        85,126      2,582   3.03
      NOW accounts                163,442      2,006     1.23        90,773          998    1.10       135,715      1,422   1.05
      Time deposits
         $100,000 or greater      110,231                           107,523                             77,321
         Other                    498,005                           498,159                            457,196
                              -----------                       -----------                        -----------
      Total time deposits         608,236     19,777     3.25       605,682       24,498    4.04       534,517     28,731   5.38
                              -----------                       -----------                        -----------
      Total interest-bearing
         deposits               1,010,041                           928,314                           826,704
      Short-term borrowings        97,837      1,243     1.27        54,178          977    1.80        12,344        240   1.94
      Long-term debt              355,209     17,989     5.06       302,406       16,586    5.48       286,569     16,349   5.71
                              -----------   --------    -----   -----------    ---------    ----   -----------   --------   ----
         Total interest-bearing
            liabilities         1,463,087   $ 42,329     2.89     1,284,898    $  46,212    3.60     1,125,617   $ 52,140   4.63
                              -----------   --------    -----   -----------    ---------    ----   -----------   --------   ----
   Accrued interest, taxes and
      other liabilities            13,996                            12,362                             11,305
                              -----------                       -----------                        -----------
         Total liabilities      1,644,398                         1,460,694                          1,287,140
   Stockholders' equity           135,773                           119,352                            111,381
                              -----------                       -----------                        -----------
         Total liabilities and
            stockholders'
            equity            $ 1,780,171                       $ 1,580,046                        $ 1,398,521
                              ===========                       ===========                        ===========

Interest income to earning
   assets                                                6.02%                              6.89%                           7.81%
Interest expense to earning
   assets                                                2.52                               3.11                            3.98
                                                        -----                               ----                            ----

      Effective interest
         differential                       $ 58,888     3.50%                 $  56,276    3.78%                $ 50,211   3.83%
                                            ========    =====                  =========    ====                 ========   ====

(a)  Loan fees are included in interest income and rate calculations.
(b) Interest income on all tax-exempt securities and loans have been adjusted to tax equivalent basis utilizing a Federal tax rate of 35% in 2003, 2002, and 2001. Loans includes loans held for sale.
(c)  Averages are a combination of monthly and daily averages.



                  Rate/Volume Analysis-Tax Equivalent Basis (a)
                 For the Years Ended December 31, 2003 and 2002
                             (dollars in thousands)



                                                 --------------------------------------------------------------------
                                                           2003 vs 2002                        2002 vs 2001
                                                 --------------------------------------------------------------------
                                                   Volume      Rate         Total       Volume      Rate       Total
                                                 --------------------------------------------------------------------
                                                                        Favorable (Unfavorable)
Increase (decrease) in interest income:
    Loans                                        $   7,935   $ (9,042)    $ (1,107)    $  4,169    $(6,796)   $(2,627)
    Investment securities:
       Taxable                                       3,734     (4,729)        (995)       4,906     (5,379)      (473)
       Tax exempt                                      545        457        1,002        3,527        394      3,921
                                                 ---------   --------     --------     --------    -------   --------

          Total                                      4,279     (4,272)           7        8,433     (4,985)     3,448
    Federal funds sold                                 (92)       (61)        (153)        (198)      (409)      (607)
    Interest-bearing deposits in other
      banks                                             (7)       (10)         (17)         (16)       (61)       (77)
                                                 ---------   --------     --------     --------    -------   --------
       Total                                        12,115    (13,385)      (1,270)      12,388    (12,251)       137
                                                 ---------   --------     --------     --------    -------   --------


(Increase) decrease in interest expense:
    Savings deposits                                 ( 877)     1,708          831         (645)     3,314      2,669
    Time deposits                                     (102)     4,823        4,721       (3,516)     7,749      4,233
    Short-term borrowings                             (615)       349         (266)        (755)        18       (737)
    Long-term debt                                  (2,731)     1,328       (1,403)        (899)       662       (237)
                                                 ---------   --------     --------     --------    -------   --------
       Total                                        (4,325)     8,208        3,883       (5,815)    11,743      5,928
                                                 ---------   --------     --------     --------    -------   --------


    Increase (decrease) in effective
     interest differential                        $  7,790   $ (5,177)    $  2,613     $  6,573    $  (508)  $  6,065
                                                  ========   ========     ========     ========    =======   ========





(a) Table shows approximate effect on the effective interest differential of volume and rate changes for the years 2003 and 2002. The effect of a change in average volume has been determined by applying the average yield or rate in the earlier period to the change in average volume during the period. The effect of a change in rate has been determined by applying the change in rate during the period to the average volume of the prior period. Any resulting unallocated amount was allocated ratably between the volume and rate components. Non-accrual loans have been included in the average volume of each period. Tax-exempt income is shown on a tax equivalent basis assuming a federal income tax rate of 35% in 2003, 2002, and 2001.

                            LOAN ACCOUNT COMPOSITION
                             (dollars in thousands)
                                as of December 31
                                -----------------

                                             2003                2002               2001               2000             1999
                                    ------------------------------------------------------------------------------------------------
                                       Amount   Percent    Amount   Percent   Amount    Percent   Amount Percent   Amount   Percent
                                       ------   -------    ------   -------   ------    -------   --------------   ------   -------
Commercial, financial and
    agricultural                    $   367,444   34.1%   $295,506    32.7%  $158,223     18.4%  $135,612  16.6%  $107,419   15.2%
Real estate-construction                  7,338    0.7       2,615     0.3     21,225      2.5     22,403   2.7     17,003    2.4
Real estate-commercial mortgage         283,662   26.3     246,533    27.2    554,354*    64.7    540,639* 66.4    464,680*  65.6
Real estate-retail mortgage              89,840    8.3     106,882    11.8        ---      0.0        ---   0.0        ---    0.0
Consumer-home equity                     38,298    3.5      28,169     3.1        ---      0.0        ---   0.0        ---    0.0
Consumer-installment and other          292,029   27.1     224,863    24.9    123,476     14.4    116,220  14.3    118,914   16.8
                                    -----------  -----    --------   -----   --------    -----   -------- -----   --------  -----
                                      1,078,611  100.0%    904,568   100.0%   857,278    100.0%   814,874 100.0%   708,016  100.0%
                                                 =====               =====               =====            =====             =====
Less:
    Reserve for loan losses             (13,178)           (12,343)           (12,132)            (10,328)          (8,976)
                                    -----------           --------           --------            --------         --------

                                    $ 1,065,433           $892,225           $845,146            $804,546         $699,040
                                    ===========           ========           ========            ========         ========

* Prior breakouts of historical information could not be readily reconstructed from predecessor banks' records. Breakouts from 1999 to 2001 are assumed to approximate current mix trends.

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

                MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST
                RATES FOR COMMERCIAL, FINANCIAL AND AGRICULTURAL
                       AND REAL-ESTATE CONSTRUCTION LOANS
                             (dollars in thousands)
                             as of December 31, 2003
                             -----------------------

                              Maturity Distribution
                              ---------------------

                                                   One Year          One to          Over Five
                                                   Or Less         Five Years          Years            Total
                                                   -------         ----------          -----            -----
       Commercial, financial and
            agricultural                         $    68,447       $  125,035       $   173,962      $   367,444
         Real estate-construction                      3,454              241             3,643            7,338
         Real estate-commercial mortgage              40,643           92,697           150,322          283,662
                                                 -----------       ----------       -----------      -----------
                                                 $   112,544       $  217,973       $   327,927      $   658,444
                                                 ===========       ==========       ===========      ===========

                              Interest Sensitivity
                              --------------------

                                                   Variable           Fixed            Total
                                                   --------           -----            -----

         Due in one year or less                 $    57,010       $   55,534       $   112,544
         Due after one year                          346,142          199,758           545,900
                                                 -----------       ----------       -----------
                                                 $   403,152       $  255,292       $   658,444
                                                 ===========       ==========       ===========

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

A portion of the information related to quantitative and qualitative disclosures about market risk is included under Management's Discussion and Analysis (MD&A) under the heading of Asset/Liability Management and Liquidity. The purpose of this presentation is to augment the discussion contained in the MD&A.

Market risk is defined as the exposure to economic loss that arises from changes in the values of certain financial instruments pursuant to factors arising out of the various categories of market risk. Market risk can include a number of categories, including interest rate risk, foreign currency risk, exchange rate risk, commodity price risk, etc. For domestic, community-based banks, the vast majority of market risk is related to interest rate risk. Financial institutions use a number of techniques to attempt to measure the impact of interest rate risk which includes GAP analysis, interest rate "shock simulation" and economic value of equity. Each of these techniques is used to help quantify market risk attributable to the inherent sensitivity of both interest earning assets and interest bearing liabilities.

Interest rate sensitivity results when the maturity or repricing intervals of interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Corporation's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. The Corporation's exposure to interest rate sensitivity is managed primarily through the Corporation's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Corporation's primary source of interest-bearing liabilities is customer deposits, its ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which it operates. Borrowings, which include Federal Home Loan Bank (FHLB) advances and short-term loans, subordinated notes, and other short-term and long-term borrowings, are generally structured with specific terms which in management's judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate the Corporation's exposure to interest rate sensitivity.

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

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at December 31, 2003.

         Interest Rate Sensitivity
         ---------------------------------------------------------------------------------------------------------------------
         At December 31, 2003                  1-90              90-180          180-365           1 year
         Dollars in thousands                  days               days             days            or more            Total
         ---------------------------------------------------------------------------------------------------------------------

         Assets
         Federal funds sold                 $    17,097       $       ---       $      ---       $       ---      $     17,097
         Interest-bearing deposits in
            other banks                           3,301               ---              ---               ---             3,301
         Loans held for sale(1)                      97                97              193             3,906             4,293
         Investment securities                  127,390            48,912           48,758           421,901           646,961
         Loans(2)                               366,158            62,793           99,823           549,837         1,078,611
         ---------------------------------------------------------------------------------------------------------------------
         Earning assets                         514,043           111,802          148,774           975,644         1,750,263
         Non-earning assets                       1,775               ---              ---           108,092           109,867
         ---------------------------------------------------------------------------------------------------------------------
         Total Assets                       $   515,818       $   111,802       $  148,774       $ 1,083,736      $  1,860,130
          --------------------------------------------------------------------------------------------------------------------


         Liabilities
         Savings                            $   309,026       $       ---       $      ---       $   147,662      $    456,688
         Time                                    71,610            56,467          136,277           230,464           494,818
         Time in denominations of
            $100,000 or more                     24,791            21,735           33,075            34,404           114,005
         Short-term borrowings                   27,764               ---              ---               ---            27,764
         Long-term debt                          11,785            26,785            3,570           369,282           411,422
         Subordinated debentures                 22,500               ---              ---             7,500            30,000
         ----------------------------------------------------------------------------------------------------------------------
         Interest bearing liabilities           467,476           104,987          172,922           789,312         1,534,697
         Other liabilities and equity               ---               ---              ---           325,433           325,433
         ---------------------------------------------------------------------------------------------------------------------
         Total liability and equity         $   467,476       $   104,987       $  172,922       $ 1,114,745      $  1,860,130
         ---------------------------------------------------------------------------------------------------------------------

         Interest Sensitivity GAP
         Periodic                           $    48,342       $     6,815       $  (24,148)      $   (31,009)
         Cumulative                                                55,157           31,009               ---
         Cumulative GAP as a percentage
           of total assets                        2.60%             2.97%            1.67%                0%

         (1) Only education loans held for sale are included in earning assets.
         (2) Includes non-accrual loans.


Community seeks to maximize net interest income and minimize earnings volatility by managing the level of interest rate sensitivity. Interest rate sensitivity is influenced by the repricing characteristic of both assets and liabilities and includes the volume of assets and liabilities repricing, the timing of repricing and the relative magnitude of the repricing. While GAP measurement provides an important tool to quantify the level of interest rate sensitivity at a specific point in time, its utility is constrained by the inherent limitations of GAP measurement for a number of reasons. First, changes in the level of interest rates cannot be expected to affect all assets and liabilities equally nor will they all be impacted at the same time. Second, assets and liabilities that are eligible to be repriced within a specific time frame may, in fact, not reprice or may not reprice to the same extent. Third, the measurement of GAP is inherently limited in that it provides a representation of the repricing characteristics of assets and liabilities at a specific point in time while actual sensitivity of assets and liabilities are undergoing constant change. Finally, much of the presentation of GAP is, by necessity, based upon estimates and assumptions for certain assets and liabilities. For example, savings, NOW accounts, and other forms of core deposits do not have defined maturities or repricing dates and therefore require estimates to be made based upon historical deposit decay rate analysis or other forms of approximation.

Interest rate sensitivity, and the measurement thereof, are also influenced by the optionality of certain earning assets and interest bearing liabilities. For example, a substantial portion of the Corporation's loans and mortgage-backed securities and residential mortgage loans contain significant embedded options, which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including the current interest rate and interest rate index (if any) of the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed and adjustable-rate loans pursuant to the current relative levels and expectations of future short and long-term interest rates.

Investment securities, other than mortgage-backed securities and those with early call provisions generally do not have significant embedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with such customers is generally predictable resulting in a dependable and uninterrupted source of funds. Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment by the Corporation of FHLB borrowings and subordinated notes prior to maturity.

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

The following table reflects the estimated present value of assets, liabilities and equity using the model for Community as of December 31, 2003 at current interest rates and hypothetically, higher and lower interest rates of one and two percent.



                                                                                    Base
                                                  -2%              -1%          Present Value         +1%               +2%
                                            ------------------------------------------------------------------------------------
      Assets:                                                            (dollars in thousands)
       Cash, interest-bearing time deposits,
           and federal funds sold           $       63,188    $      63,188      $     63,188    $      63,188     $      63,188
       Loans held for sale (1)                       4,480            4,480             4,293            4,112             3,941
       Investment securities                       686,968          665,929           646,961          623,851           602,812
       Loans                                     1,097,279        1,085,786         1,065,433        1,052,653         1,033,591
       Other assets                                 80,255           80,255            80,255           80,255            80,255
                                            --------------    -------------       -----------    -------------     -------------

            Total assets                    $    1,932,170    $   1,899,638      $  1,860,130    $   1,824,059     $   1,783,787
                                            ==============    =============      ============    =============     =============


       Liabilities:
       Deposits                             $    1,252,523    $   1,245,181      $  1,230,685    $   1,229,886     $   1,222,517
       Short-term borrowings                        27,764           27,764            27,764           27,764            27,764
       Long-term debt                              461,533          440,266           411,422          401,565           383,960
       Trust preferred securities                   30,000           30,000            30,000           30,000            30,000
       Other liabilities                            16,853           16,853            16,853           16,853            16,853
                                            --------------    -------------      ------------    -------------     -------------

            Total liabilities                    1,788,673        1,760,064         1,716,724        1,706,068         1,681,094
                                            --------------    -------------      ------------    -------------     -------------

            Total stockholders' equity             143,497          139,574           143,406          117,991           102,692
                                            --------------    -------------      ------------    -------------     -------------
            Total liabilities and
               stockholders' equity         $    1,932,170    $   1,899,638      $  1,860,130    $   1,824,059     $   1,783,786
                                            ==============    =============      ============    =============     =============


         (1) Only education loans held for sale are included in earning assets.

Item 8.  Financial Statements and Supplementary Data:
-----------------------------------------------------

         Community Banks, Inc. and Subsidiaries
         CONSOLIDATED BALANCE SHEETS
         At December 31, 2003 and 2002
         (Dollars in thousands except per share data)
                                                                       ---------------------------------
                                                                           2003                  2002
                                                                       ---------------------------------
         ASSETS

         Cash and due from banks                                       $    42,790           $    36,137
         Federal funds sold                                                 17,097                   ---
                                                                       -----------           -----------
              Cash and cash equivalents                                     59,887                36,137
         Interest-bearing time deposits in other banks                       3,301                   951
         Investment securities, available for sale                         646,961               667,801
         Loans held for sale                                                 6,067                11,483
         Loans                                                           1,078,611               904,568
              Less: Allowance for loan losses                              (13,178)              (12,343)
                                                                       -----------           -----------
                  Net loans                                              1,065,433               892,225
         Premises and equipment, net                                        24,153                24,209
         Goodwill and identifiable intangible assets                         4,773                 1,760
         Accrued interest receivable and other assets                       49,555                45,332
                                                                       -----------           -----------
    Total assets                                                       $ 1,860,130           $ 1,679,898
                                                                       ===========           ===========

         LIABILITIES

         Deposits:
              Non-interest bearing                                     $   165,174           $   168,277
              Interest bearing                                           1,065,511               964,636
                                                                       -----------           -----------
                Total deposits                                           1,230,685             1,132,913
         Short-term borrowings                                              27,764                69,125
         Long-term debt                                                    411,422               320,533
         Trust preferred securities                                         30,000                15,000
         Accrued interest payable and other liabilities                     16,853                13,165
                                                                       -----------           -----------
                Total liabilities                                        1,716,724             1,550,736
                                                                       -----------           -----------

         STOCKHOLDERS' EQUITY

         Preferred stock, no par value;
              500,000 shares authorized;
              no shares issued and outstanding                                 ---                   ---
         Common stock - $5.00 par value; 20,000,000 shares
              authorized;  11,851,000 and 9,410,000 shares
              issued at 2003 and 2002                                       59,256                47,053
         Surplus                                                            57,563                46,418
         Retained earnings                                                  24,297                35,344
         Accumulated other comprehensive income,
              net of tax                                                     6,596                 6,538
         Treasury stock; 203,000 and 258,000 shares
              in 2003 and 2002, at cost                                     (4,306)               (6,191)
                                                                       -----------           -----------
                Total stockholders' equity                                 143,406               129,162
                                                                       -----------           -----------
                Total liabilities and stockholders' equity             $ 1,860,130           $ 1,679,898
                                                                       ===========           ===========


          The accompanying notes are an integral part of the consolidated financial statements.


Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2003, 2002, and 2001
(dollars in thousands except per share data)
                                                            ---------------------------------------
                                                               2003           2002           2001
                                                            ---------------------------------------
INTEREST INCOME:
     Loans, including fees                                  $  65,837      $  67,158      $  69,925
     Investment securities:
         Taxable                                               17,532         18,478         17,750
         Tax exempt                                             8,957          8,457          7,172
         Dividends                                              2,490          2,388          2,325
     Other                                                         49            219            903
                                                            ---------      ---------      ---------
         Total interest income                                 94,865         96,700         98,075
                                                            ---------      ---------      ---------

INTEREST EXPENSE:
     Deposits                                                  23,097         28,649         35,551
     Short-term borrowings                                      1,243            977            240
     Long-term debt                                            17,256         16,560         16,349
     Trust preferred securities                                   733             26            ---
                                                            ---------      ---------      ---------
         Total interest expense                                42,329         46,212         52,140
                                                            ---------      ---------      ---------
         Net interest income                                   52,536         50,488         45,935
Provision for loan losses                                       2,500          3,350          5,080
                                                            ---------      ---------      ---------
         Net interest income after provision for
           loan losses                                         50,036         47,138         40,855
                                                            ---------      ---------      ---------

NON-INTEREST INCOME:
     Investment management and trust services                   1,326            993            740
     Service charges on deposit accounts                        5,128          3,440          3,023
     Other service charges, commissions and fees                2,958          2,471          1,783
     Investment security gains, net                             1,927          1,034          1,704
     Insurance premium income and commissions                   2,822          2,016          1,483
     Mortgage banking activities                                2,532          1,221          1,367
     Other                                                      3,748          2,800          2,041
                                                            ---------      ---------      ---------
         Total non-interest income                             20,441         13,975         12,141
                                                            ---------      ---------      ---------

NON-INTEREST EXPENSES:
     Salaries and employee benefits                            25,397         21,636         18,528
     Net occupancy and equipment                                7,200          6,051          5,267
     Marketing expense                                          2,018          1,090            707
     Telecommunications expense                                 1,302            995            940
     Merger and restructuring related                            ---             ---          1,968
     Other                                                      9,801          9,528          9,111
                                                            ---------      ---------      ---------
         Total non-interest expenses                           45,718         39,300         36,521
                                                            ---------      ---------      ---------

         Income before income taxes                            24,759         21,813         16,475
Income taxes                                                    4,359          3,367          2,879
                                                            ---------      ---------      ---------
         Net income                                         $  20,400      $  18,446      $  13,596
                                                            =========      =========      =========


Basic earnings per share                                    $    1.76      $    1.59      $    1.17
                                                            =========      =========      =========

Diluted earnings per share                                  $    1.71      $    1.55      $    1.15
                                                            =========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.


Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2003, 2002, and 2001
(dollars in thousands except per share data)

                                                -----------------------------------------------------------------------
                                                                                  Accumulated
                                                                                     Other                      Total
                                                Common                Retained   Comprehensive  Treasury     Stockholders'
                                                 Stock     Surplus    Earnings   Income (Loss)    Stock         Equity
                                                -----------------------------------------------------------------------

Balance, December 31, 2000                      $42,726    $29,155    $38,723      $  (694)      $(5,932)      $103,978
Comprehensive income:
         Net income                                                    13,596                                    13,596
         Change in unrealized gain (loss) on
           securities, net of reclassification
           adjustment and tax effect                                                (2,408)                      (2,408)
         Change in unfunded pension liability,
           net of tax effect                                                          (922)                        (922)
                                                                                                               --------
     Total comprehensive income                                                                                  10,266
Cash dividends ($.51 per share)                                        (5,880)                                   (5,880)
5% stock dividend  (426,000 shares)               2,130      6,773     (8,903)
Purchase of treasury stock (28,000 shares)                                                          (689)          (689)
Issuance of additional shares (209,000 net
    shares of treasury stock reissued and
    3,000 shares of common stock canceled)          (17)       (22)      (613)                     4,226          3,574
                                                -----------------------------------------------------------------------

Balance, December 31, 2001                       44,839     35,906     36,923       (4,024)       (2,395)       111,249
Comprehensive income:
         Net income                                                    18,446                                    18,446
         Change in unrealized gain (loss) on
           securities, net of reclassification
           adjustment and tax effect                                                11,151                       11,151

         Change in unfunded pension liability,
           net of tax effect                                                          (589)                        (589)
                                                                                                               --------
     Total comprehensive income                                                                                  29,008
Cash dividends ($.57 per share)                                        (6,654)                                   (6,654)
5% stock dividend (440,000 shares)                2,241     10,177    (12,418)
Purchases of treasury stock (224,000 shares)                                                      (5,828)        (5,828)
Issuance of additional shares (93,000 net
   shares of treasury stock reissued and
   5,000 shares of common stock canceled)           (27)       335       (953)                     2,032          1,387
                                                -----------------------------------------------------------------------

Balance, December 31, 2002                       47,053     46,418     35,344        6,538        (6,191)       129,162
Comprehensive income:
         Net income                                                    20,400                                    20,400
         Change in unrealized gain (loss) on
           securities, net of reclassification
           adjustment and tax effect                                                   626                          626
         Change in unfunded pension liability,
           net of tax effect                                                          (568)                        (568)
                                                                                                               --------
Total comprehensive income                                                                                       20,458
Cash dividends ($.66 per share)                                        (7,619)                                   (7,619)
5% stock dividend  (470,000 shares)               2,346     10,612    (12,984)                                      (26)
 Stock split payable in the form of a 20%
stock dividend (1,975,000 shares)                 9,876                (9,876)
Purchases of treasury stock (125,000 shares)                                                      (3,627)        (3,627)
Issuance of additional shares (224,000 net
shares of treasury stock reissued and
4,000 shares of common stock canceled)              (19)       533       (968)                     5,512          5,058
                                                -----------------------------------------------------------------------

Balance, December 31, 2003                      $59,256    $57,563    $24,297      $ 6,596      $ (4,306)      $143,406
                                                =======================================================================

The accompanying notes are an integral part of the consolidated financial statements.


Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002, and 2001
(in thousands)


                                                                       --------------------------------------------
                                                                         2003              2002              2001
                                                                       --------------------------------------------
Operating Activities:
     Net income                                                        $  20,400        $  18,446         $  13,596
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Provision for loan losses                                         2,500            3,350             5,080
         Deferred income taxes                                              (152)            (192)             (906)
         Depreciation and amortization                                     3,075            2,541             2,127
         Amortization of security premiums and discounts, net              2,431              779             1,960
         Investment security gains, net                                   (1,927)          (1,034)           (1,704)
         Loans originated for sale                                       (66,976)         (66,158)          (94,933)
         Proceeds from sales of loans                                     73,957           66,375            88,540
         Gains on loan sales                                              (1,565)          (1,221)           (1,367)
         Earnings on investment in life insurance                         (1,455)          (1,476)           (1,100)
         Pension curtailment gain                                           (497)             ---               ---
         Change in other assets, net                                       2,480           (5,523)            2,249
         Change in accrued interest payable and other
           liabilities, net                                                3,275             (527)            4,237
                                                                       ---------        ---------         ---------
              Net cash provided by operating activities                   35,546           15,360            17,779
                                                                       ---------        ---------         ---------

Investing Activities:
     Net (increase) decrease in interest-bearing time
       deposits in other banks                                            (2,350)             421             1,196
     Proceeds from sales of investment securities                        165,513          147,610           124,490
     Proceeds from maturities of investment securities                   145,221           83,605           134,308
     Purchases of investment securities                                 (289,398)        (337,706)         (418,685)
     Net increase in total loans                                        (180,725)         (54,094)          (46,343)
     Net additions to premises and equipment                              (2,677)          (4,037)           (3,532)
     Other                                                                (2,717)            (880)             (335)
                                                                       ---------        ---------         ---------
              Net cash used in investing activities                     (167,133)        (165,081)         (208,901)
                                                                       ---------         --------         ---------

Financing Activities:
     Net increase in deposits                                             97,773          129,688            83,984
     Net increase (decrease) in short-term borrowings                    (41,361)           9,123            23,909
     Proceeds from issuance of long-term debt                             98,751           34,767            83,236
     Proceeds from issuance of trust preferred securities                 15,000           15,000               ---
     Repayment of long-term debt                                          (7,862)         (36,389)             (694)
     Cash dividends                                                       (7,645)          (6,654)           (5,880)
     Purchases of treasury stock                                          (3,627)          (5,828)             (689)
     Proceeds from issuance of common stock                                4,308            1,387             3,574
                                                                       ---------        ---------         ---------
              Net cash provided by financing activities                  155,337          141,094           187,440
                                                                       ---------        ---------         ---------
              Increase (decrease) in cash and cash equivalents            23,750           (8,627)           (3,682)

Cash and cash equivalents at beginning of year                            36,137           44,764            48,446
                                                                       ---------        ---------         ---------
Cash and cash equivalents at end of year                               $  59,887        $  36,137         $  44,764
                                                                       =========        =========         =========

Cash paid during the year for:
     Interest                                                          $  42,311        $  46,617         $  52,112
                                                                       =========        =========         =========
     Income taxes                                                      $   4,170        $   4,304         $   3,610
                                                                       =========        =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION:

Community Banks, Inc. ("Community" or the "Corporation") is a financial holding company whose wholly-owned subsidiaries include Community Banks, Community Bank Investments, Inc. (CBII), Community Banks Life Insurance Company (CBLIC), CMTY Capital Trust I and CMTY Capital Statutory Trust II. All significant intercompany transactions have been eliminated in consolidation. The Corporation operates through its executive office in Harrisburg, Pennsylvania, and through 46 branch banking offices located in Adams, Cumberland, Dauphin, Luzerne, Northumberland, Schuylkill, Snyder, and York Counties in Pennsylvania, and Carroll County in Maryland. Community Banks provides a wide range of services through its network of offices. Lending services include secured and unsecured commercial loans, residential and commercial mortgages and various forms of consumer lending. Deposit services include a variety of checking, savings, time and money market deposits. The Corporation also provides specialized services through its wholly-owned subsidiaries. Community and its subsidiaries are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by such regulatory authorities.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                                USE OF ESTIMATES:
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

                             CASH FLOWS INFORMATION:
Cash and cash equivalents include cash and due from banks and federal funds sold. Noncash transactions included the issuance of $750,000 of common stock for an acquisition in 2003.

                 SIGNFICANT GROUP CONCENTRATIONS OF CREDIT RISK:
Most of the Corporation's activities are with customers located within Northeast / Central Pennsylvania and Northern Maryland. Note 3 discusses the types of securities in which the Corporation invests. Note 4 discusses the types of lending engaged in by the Corporation. The Corporation does not have any significant concentrations to any one industry or customer.

                             INVESTMENT SECURITIES:
The Corporation classifies debt and equity securities as either "held-to-maturity," "available-for-sale," or "trading." Investments for which management has the intent, and the Corporation has the ability, to hold to maturity are carried at cost adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally on the interest method. Securities bought and held primarily for the purpose of selling them in the near term are classified as trading and reported at fair value. Changes in unrealized gains and losses on trading securities are recognized in the Consolidated Statements of Income. At December 31, 2003 and 2002, there were no securities identified as held-to-maturity or trading. All other securities are classified as available-for-sale securities and reported at fair value. Changes in unrealized gains and losses on available-for-sale securities, net of applicable taxes, are recorded as a component of stockholders' equity. Quoted market values, when available, are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, then fair values are estimated using quoted prices of instruments with similar characteristics.

Securities classified as available-for-sale include those investments management intends to use as part of its asset/liability management strategy and may be sold in response to changes in interest rates, resultant prepayment risk and other factors. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in the Consolidated Statements of Income as realized losses. In estimating other-than-temporary impairment losses, management considers independent price quotations, projected target prices of investment analysts within the short term and the financial condition of the issuer. Realized gains and losses on the sale of securities are recognized using the specific identification method and are included in Non-Interest Income in the Consolidated Statements of Income.

Equity securities include Federal Home Loan Bank (FHLB) stock at December 31, 2003 and 2002 of $21.2 million and $18.9 million, and represent equity interests in the FHLB. Such securities, which are carried at cost, do not have a readily determinable fair value because ownership is restricted and can be sold back only to the FHLB or to another member institution. The FHLB requires the Corporation to maintain certain amounts of FHLB stock based on its balance of FHLB advances.

                              LOANS HELD FOR SALE:
Loans held for sale, consisting primarily of fixed rate mortgages and education loans, are valued at the lower of cost or fair value, determined on an aggregate basis.

                         LOANS AND REVENUE RECOGNITION:
Loans are stated at their principal amount outstanding adjusted for charge-offs and certain origination fees or costs. Interest income on loans is recorded on the interest method. Non-accrual loans are those on which the accrual of interest has ceased and where all previously accrued and unpaid interest is reversed. Loans, other than consumer loans, are placed on non-accrual status when principal or interest is past due 90 days or more and the collateral may be inadequate to recover principal and interest, or immediately, if in the opinion of management, full collection is doubtful. Generally, the uncollateralized portions of consumer loans past due 90 days or more are charged-off. Interest accrued but not collected as of the date of placement on non-accrual status is reversed and charged against current income. Subsequent cash payments received are applied either to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of principal and interest. Nonaccrual loans are restored to accrual status when all delinquent principal and interest become current or the loan is considered secured and in the process of collection. Delinquency status is based on the contractual terms of the loan. Loan origination fees and certain direct origination costs are being deferred and the net amount amortized as an adjustment of the yield on the related loan under the interest method, generally over the contractual life.

                           ALLOWANCE FOR LOAN LOSSES:
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management using a systemic methodology that incorporates management's judgments about the credit quality of the loan portfolio through a disciplined process that is consistently applied. Management considers all known relevant internal and external factors that may affect loan collectibility, as well as particular risks indigenous to specific types of lending. The final results of the process are reviewed and approved by executive management. Results are regularly validated by a review of trends associated with loan volume, delinquencies, and other factors that may influence the methodology used to estimate the allowance for loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available. An unallocated component is maintained in the allowance to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans over $250,000 by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

                  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS:
The costs of acquired companies in excess of the fair value of net assets at acquisition date is recorded as goodwill. Through December 31, 2001, goodwill was amortized on a straight-line basis over 15 years. Subsequent to December 31, 2001, goodwill is not amortized but, instead, is tested at least annually for impairment. Identifiable intangible assets relate to acquisitions of branch offices from other banks and customer lists and other intangibles related to acquisitions of insurance agencies and mortgage origination entities. Identifiable intangible assets are amortized over their estimated useful lives. Goodwill amortization was $289,000 for 2001. Amortization for other intangibles was $94,000, $73,000, and $73,000 for 2003, 2002, and 2001, respectively.

                             FORECLOSED REAL ESTATE:
Real estate acquired through foreclosure is initially carried at fair value, typically derived from the current appraised value of the property at transfer date less estimated selling cost. Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised value of the real estate to be acquired by charging the allowance for loan losses. During 2003, 2002, and 2001 transfers from loans to foreclosed real estate totaled $5 million, $3.7 million, and $663,000, respectively.

Subsequent to foreclosure, gains or losses on the sale of and losses on the periodic revaluation of foreclosed real estate are credited or charged to other expense. Costs of maintaining and operating foreclosed property are expensed as incurred.

                                RETIREMENT PLANS:
The Corporation has a noncontributory defined benefit pension plan covering current and former employees of a predecessor bank. Pension costs are funded currently subject to the full funding limitation imposed under federal income tax regulations. The defined benefit pension plan was amended during 2001 to discontinue the admittance of any future participants into the plan. During the third quarter of 2003, the plan was amended to curtail future eligibility services and affected participants will no longer accrue benefits in the future. Community uses a September 30 measurement date for its plan.

The Corporation maintains a 401(k) savings plan covering substantially all employees which allows employees to invest a percentage of their earnings, matched to a certain amount specified by the Corporation. The expense related to this savings plan was $1.1 million in 2003, $1.3 million in 2002, and $938,000 in 2001, and has been included in salaries and benefits expense.

The Corporation maintains supplemental retirement plans and life insurance for selected executives. The supplemental life insurance plans replaced other insurance coverage. The expense associated with these plans was approximately $181,000 for 2003, $277,000 for 2002, and $367,000 for 2001. The accrued liability  was $1.6 million at December  31, 2003,  and $1.5 million at December
31, 2002. Investment in bank owned life insurance policies was used to finance the supplemental benefit plans, and provide a tax-exempt return to Community.

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

                               EARNINGS PER SHARE:
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. All share and per share amounts are restated for stock splits and stock dividends that occur prior to the issuance of the financial statements.

                            STOCK-BASED COMPENSATION:
At December 31, 2003, the Corporation has a stock-based compensation plan, which is described more fully in Note 12. The Corporation accounts for this plan under the recognition and measurement principle of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.


                                                                                 Years Ended December 31,
                                                                          (In Thousands, Except Per Share Data)
                                                                     ----------------------------------------------
                                                                         2003             2002              2001
                                                                     ----------------------------------------------
                                                                                     (in thousands)

             Net income, as reported                                 $    20,400      $    18,446       $    13,596
             Deduct:  Total stock-based
              compensation expense determined under fair
              value based method for all awards, net of
              related tax effects                                           (822)            (644)             (557)
                                                                     ------------     -----------       -----------

             Pro forma net income                                    $    19,578      $    17,802       $    13,039
                                                                     ===========      ===========       ===========

             Earnings per share:
              Basic-as reported                                      $      1.76      $      1.59       $      1.17
                                                                     ===========      ===========       ===========
              Basic-pro forma                                        $      1.69      $      1.53       $      1.12
                                                                     ===========      ===========       ===========

              Diluted-as reported                                    $      1.71      $      1.55       $      1.15
                                                                     ===========      ===========       ===========
              Diluted-pro forma                                      $      1.64      $      1.50       $      1.10
                                                                     ===========      ===========       ===========


Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

                              COMPREHENSIVE INCOME:
The Corporation reports comprehensive income in accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The components of other comprehensive income and related tax effects for years ended December 31 are as follows:

                                                                         2003             2002              2001
                                                                     ---------------------------------------------
                                                                                    (in thousands)
             Unrealized holding gains (losses)
                   on available-for-sale securities                  $     2,891      $    18,189       $   (5,409)
             Reclassification adjustments for
                   (gains) included in net income                         (1,927)          (1,034)          (1,704)
                                                                     -----------      -----------       ----------
             Net unrealized gains (losses)                                   964           17,155           (3,705)
             Tax effect                                                     (338)          (6,004)           1,297
                                                                     -----------      -----------       ----------
                  Net-of-tax amount                                          626           11,151           (2,408)
                                                                     -----------      -----------       ----------

             Increase in unfunded pension liability                         (874)            (906)          (1,419)
             Tax effect                                                      306              317              497
                                                                     -----------      -----------       ----------
                  Net-of-tax amount                                         (568)            (589)            (922)
                                                                     -----------      -----------       ----------

                                                                     $        58      $    10,562       $   (3,330)
                                                                     ===========      ===========       ==========

The components of accumulated other comprehensive income, included in stockholders' equity, are as follows at December 31:

                                                                         2003             2002
                                                                     ----------------------------
                                                                             (in thousands)
             Net unrealized gain (loss) on
                  available-for-sale securities                      $    13,347      $    12,381
             Tax effect                                                   (4,672)          (4,332)
                                                                     -----------      -----------
                  Net-of-tax amount                                        8,675            8,049
                                                                     -----------      -----------

             Unfunded pension liability                                   (3,199)          (2,325)
             Tax effect                                                    1,120              814
                                                                     -----------      -----------
                  Net-of-tax amount                                       (2,079)          (1,511)
                                                                     -----------      -----------

               Accumulated other comprehensive income                $     6,596      $     6,538
                                                                     ===========      ===========



                               SEGMENT REPORTING:
The Corporation has determined its only reportable segment is community banking.
The   Corporation's   non-banking   activities   have  been   determined  to  be
insignificant and do not require separate disclosure.

                         TRANSFERS OF FINANCIAL ASSETS:
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

                        RECENT ACCOUNTING PRONOUNCEMENTS:
In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special-purpose entities for periods ended after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after March 15, 2004.

Community has evaluated the impact of FIN 46 on CMTY Capital Trust I and CMTY Statutory Capital Trust II, VIEs currently consolidated by the Corporation. Management has determined that the provisions of FIN 46 will require de-consolidation of the trusts, which issued mandatorily redeemable preferred capital securities to third-party investors. Upon adoption of FIN 46 as of March 31, 2004, the trusts will be de-consolidated and the trust preferred securities of the Corporation will be reported in the Consolidated Balance Sheets as "Long-Term Debt" rather than the trust preferred securities line item representing preferred shares in the trusts. Community's equity interest in the trusts, which is not significant, will be reported in "Other Assets." For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 capital subject to previously specified limitations, until further notice. Additional information on the trusts is summarized in Note 8. The adoption of this interpretation did not have and is not expected to have a material impact on results of operations, financial position, or liquidity.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivatives instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on results of operations, financial position, or liquidity.

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

                               RECLASSIFICATIONS:

Certain amounts reported in prior years have been reclassified to conform with the 2003 presentation. These reclassifications did not impact the Corporation's financial condition or results of operations.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities at December 31, 2003 and 2002 are as follows:

                                                            2003                                         2002
                                         -----------------------------------------------------------------------------------------
                                                     Gross        Gross                             Gross     Gross
                                         Amortized Unrealized  Unrealized     Fair    Amortized  Unrealized Unrealized      Fair
                                           Cost      Gains       Losses      Value       Cost       Gains     Losses       Value
                                         -----------------------------------------------------------------------------------------
                                                                              (in thousands)
U.S. Treasury and federal agencies       $ 173,651  $  1,923    $ (2,282)  $ 173,292  $ 130,947   $  3,391   $     (4)   $ 134,334
Mortgage-backed U.S. government agencies   121,853     1,817        (275)    123,395    206,450      4,375        ---      210,825
Obligations of states and political
  subdivisions                             177,546     7,217        (282)    184,481    172,391      5,252       (508)     177,135
Corporate securities                        95,461     3,283        (757)     97,987     95,022      2,003     (3,931)      93,094
Equity securities                           65,070     2,961        (225)     67,806     50,610      1,858        (55)      52,413
                                         ---------  --------    --------    --------  ---------    -------   --------    ---------

       Total                             $ 633,581  $ 17,201    $ (3,821)  $ 646,961  $ 655,420   $ 16,879   $ (4,498)   $ 667,801
                                         =========  ========    ========   =========  =========   ========   ========    =========

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

                                                  Less Than 12 Months         12 Months or More                   Total
                                                 -------------------------------------------------------------------------------
                                                             Unrealized                  Unrealized                    Unrealized
                                                 Fair Value    Losses       Fair Value     Losses        Fair Value      Losses
                                                 -------------------------------------------------------------------------------
U.S. Treasury and federal agencies               $  79,564    $ (2,282)     $     ---     $    ---       $   79,564    $ (2,282)
Mortgage-backed U.S. government agencies            44,710        (275)           ---          ---           44,710        (275)
Obligations of states and political subdivisions    15,580        (256)         1,256          (26)          16,836        (282)
Corporate securities                                 1,245          (5)        19,691         (752)          20,936        (757)
                                                 ---------    --------      ---------     --------       ----------    ---------
       Subtotal of debt securities                 141,099      (2,818)        20,947         (778)         162,046      (3,596)
Equity securities                                      ---         ---          1,275         (225)           1,275        (225)
                                                 ---------    --------      ---------     --------       ----------    ---------
       Total temporarily impaired securities      $141,099     $(2,818)     $  22,222      $(1,003)      $  163,321    $ (3,821)
                                                 =========    ========      =========     ========       ==========    =========

The above table represents 67 investment securities where the current fair value is less than the related amortized cost. Management believes that the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities and do not reflect any deterioration of the credit worthiness of the issuing entities. Generally, securities with an unrealized loss are debt securities of investment grade. Therefore the bonds have a maturity date and are generally expected to pay-off at par, substantially eliminating any market value losses at that time.

The amortized cost and fair value of all investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because obligors may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                          Amortized              Fair
                                                                             Cost                Value
                                                                         -------------------------------
                                                                                  (in thousands)
                      Due in one year or less                            $    23,416          $   23,472
                      Due after one year through five years                   41,923              43,445
                      Due after five years through ten years                 159,135             161,407
                      Due after ten years                                    222,184              227,436
                                                                         -----------          -----------
                                                                             446,658             455,760
                      Mortgage-backed securities                             121,853             123,395
                      Equity securities                                       65,070              67,806
                                                                         -----------          ----------
                                                                         $   633,581          $  646,961
                                                                         ===========          ==========

Gross investment security gains and losses of $2.8 million and $907,000, respectively were recognized in 2003. Gross gains and losses of $1.9 million and $865,000, respectively, were recognized in 2002. Gross gains and losses of $2.1 million and $360,000, respectively were recognized in 2001. The tax provision applicable to these net realized gains amounted to $674,000 in 2003, $362,000 in 2002 and $596,000 in 2001.

At December 31, 2003 and 2002, investment securities with carrying amounts of approximately $296.3 million and $222.2 million, respectively, were pledged to collateralize public deposits and for other purposes as provided by law.

4.   LOANS AND ALLOWANCE FOR LOAN LOSSES:

The composition of loans outstanding by lending classification as of December 31 is as follows (in thousands):

                                                               2003             2002
                                                          ----------------------------
              Commercial                                   $   367,444      $  295,506
              Real estate - construction                         7,338           2,615
              Real estate - mortgage:
                 Residential                                    89,840         106,882
                 Commercial                                    283,662         246,533
              Consumer                                         330,327         253,032
                                                           -----------      ----------
                                                           $ 1,078,611      $  904,568
                                                           ===========      ==========

Changes in the allowance for loan losses for years ended December 31 are as follows (in thousands):

                                                                2003            2002           2001
                                                             ----------------------------------------
              Balance, January 1                             $  12,343       $  12,132       $ 10,328
              Provision for loan losses                          2,500           3,350          5,080
              Loan charge-offs                                  (2,839)         (4,180)        (3,776)
              Recoveries                                         1,174           1,041            500
                                                             ---------       ---------       --------
              Balance, December 31                           $  13,178       $  12,343       $ 12,132
                                                             =========       =========       ========

The following table summarizes risk elements as of December 31 (in thousands):

                                                                2003            2002
                                                              ------------------------
              Loans on which accrual of interest has
                  been discontinued                          $   8,151       $   9,393
              Foreclosed real estate                             4,865           1,183
                                                             ---------       ---------

              Total non-performing assets                       13,016          10,576

              Loans past due 90 days or more and
                  still accruing interest                           90             961
                                                             ---------       ---------

                  Total risk elements                        $  13,106       $  11,537
                                                             =========       =========

The following is a summary of information pertaining to impaired loans as of December 31 (in thousands):

                                                                                2003             2002
                                                                             --------------------------
              Impaired loans without a valuation allowance                   $   3,644        $   5,894
              Impaired loans with a valuation allowance                          2,112            1,100
                                                                             ---------        ---------
              Total impaired loans                                           $   5,756        $   6,994
                                                                             =========        =========

              Valuation allowance related to impaired loans                  $     546        $     326
                                                                             =========        =========

              Impaired loans are included in nonaccrual loans. For the years ended December 31, 2003, 2002 and 2001, the average recorded investment in impaired loans approximated $7.8 million, $6.6 million, and $7.3 million. Interest recognized on impaired loans on the cash basis for the years ending December 31, 2003, 2002, and 2001 was not significant.

Certain directors and their business affiliates (defined as the beneficial ownership of at least a 10 percent interest), executive officers and their families are indebted to Community Banks for loans made in the ordinary course of business. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The aggregate dollar amount of these loans was $14.3 million and $13.3 million at December 31, 2003 and 2002. During 2003, $7.4 million of new advances were made and repayments totaled $6.4 million.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PREMISES AND EQUIPMENT:

Premises and equipment are comprised of the following as of December 31:

                                                                     ------------------------
                                                                       2003            2002
                                                                     ------------------------
                                                                         (in thousands)

                     Banking premises                                $ 25,279        $ 23,224
                     Furniture, fixtures, and equipment                20,310          19,993
                     Leasehold improvements                             1,793           1,485
                     Construction-in-progress                             279           1,813
                                                                     --------        --------
                                                                       47,661          46,515
                     Less accumulated depreciation
                        and amortization                              (23,508)        (22,306)
                                                                     --------        --------

                                                                     $ 24,153        $ 24,209
                                                                     ========        ========


Depreciation and amortization expense related to premises and equipment charged to operations amounted to approximately $3.0 million, $2.5 million, and $2.1 million in 2003, 2002, and 2001, respectively.

Certain branch offices and equipment are leased under agreements which expire at varying dates through 2024. Most leases contain renewal provisions at the Corporation's option. Total rental expense was approximately $1.1 million in 2003, $853,000 in 2002 and $865,000 in 2001. Future minimum payments as of December 31, 2003 under noncancelable operating leases are as follows (in thousands):


                     2004                                        $      1,117
                     2005                                               1,015
                     2006                                                 857
                     2007                                                 694
                     2008                                                 534
                     Thereafter                                         5,878
                                                                 ------------

                                                                 $     10,095
                                                                 ============

6.  DEPOSITS

Deposits consisted of the following as of December 31:

                                                                 -------------------------------
                                                                     2003               2002
                                                                 -------------------------------
                                                                         (in thousands)

                  Non-interest bearing deposits                  $    165,174       $    168,277
                  Savings deposits                                    162,908            153,679
                  Money market deposits                                72,778             78,508
                  NOW accounts                                        221,002            113,411
                  Time deposits                                       608,823            619,038
                                                                 ------------       ------------

                  Total                                          $  1,230,685       $  1,132,913
                                                                 ============       ============


The aggregate amount of time deposits with minimum denominations of $100,000 or more totaled approximately $114 million and $112 million at December 31, 2003 and 2002.


At December 31, 2003 scheduled maturities of time deposits were as follows (in thousands):

                  2004                                                              $    341,538
                  2005                                                                   121,998
                  2006                                                                    49,429
                  2007                                                                    67,176
                  2008                                                                    27,366
                  Thereafter                                                               1,316
                                                                                    ------------

                                                                                    $    608,823
                                                                                    ============

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings consist of the following as of December 31:

                                                                        -------------------------------------------
                                                                          2003       Rate        2002         Rate
                                                                        -------------------------------------------
                                                                                  (dollars in thousands)

         Securities sold under agreements to repurchase                 $ 23,732     0.75%     $ 31,694       1.73%
         Treasury tax and loan note                                        2,032     0.76%        1,891       1.02%
         Other                                                             2,000     2.42%          ---        ---
         FHLB borrowings                                                     ---      ---        35,540       1.31%
                                                                        --------               --------
                                                                        $ 27,764               $ 69,125
                                                                        ========               ========

The maximum short-term FHLB borrowings outstanding at any month-end during 2003 and 2002 was $139.3 million and $35.5 million; the average amounts outstanding during the year were $73.1 million and $16.2 million; and the weighted average interest rate during the year approximated 1.35% and 1.82%.

  At December 31, 2003, additional amounts available for borrowing under these arrangements totaled approximately $50.0 million.

  Long-term debt consists of the following as of December 31:

                                                                                                  -------------------------
                                                                                                     2003            2002
                                                                                                  -------------------------
                                                                                                        (in thousands)
     Outstanding  advances from the FHLB of Pittsburgh are currently  fixed rate and mature from 2004 to 2016.  The  advances are  collateralized  by FHLB stock, certain first mortgage loans and both agency and mortgage-backed securities. The advance rates range from 1.14% to 6.66%,  with a weighted  average interest rate of 4.44%. Advances totaling $289.5 million are convertible  advances.  Under the terms of these arrangements, the FHLB retains the option to convert the advances from  fixed  to  variable  rate.  If the FHLB  were to  convert  their  options,
Community  has the ability to prepay the advances at no penalty.  At the current time no advances  have been  converted,  and remain at a fixed rate of interest.
Additional amounts available for borrowing at the FHLB totaled $87.7 million and
$123.2 million at December 31, 2003 and 2002, respectively.                                       $ 411,117       $ 320,222

     Other long-term debt has an interest rate of 4% and matures in 2017.                               305             311
                                                                                                  ---------       ---------
                                                                                                  $ 411,422       $ 320,533
                                                                                                  =========       =========


              Maturities on long-term debt at December 31, 2003 are as follows (in thousands):

                     2004                                 $       42,140
                     2005                                         42,140
                     2006                                         27,140
                     2007                                          6,886
                     2008                                         60,754
                     Thereafter                                  232,362
                                                          --------------
                                                          $      411,422
                                                          ==============

8.  TRUST PREFERRED SECURITIES:

In December 2002, the Corporation issued $15 million of floating rate junior subordinated deferrable interest debentures to CMTY Capital Trust I (the Trust), a Delaware Business Trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $15 million of preferred securities to a single investor. The Corporation's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust's obligations under the preferred securities. The junior subordinated debt securities pay interest quarterly at 3 month LIBOR + 3.35%. The preferred securities are redeemable by the Corporation on or after January 7, 2008 at 100% of principal plus accrued interest. The preferred securities must be redeemed upon maturity of the debentures on January 7, 2033. All $15 million of the debentures currently qualify as Tier 1 capital for regulatory purposes.

In December 2003, the Corporation issued $15 million of floating rate junior subordinated deferrable interest debentures to CMTY Statutory Capital Trust II (the Trust II), a Connecticut Business Trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $15 million of preferred securities to a single accredited investor. The Corporation's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust's obligations under the preferred securities. The junior subordinated debt securities pay interest quarterly at 3 month LIBOR + 2.84%. The preferred securities are redeemable by the Corporation on or after December 16, 2008 at 100% of principal plus accrued interest. The preferred securities must be redeemed upon maturity of the debentures on December 16, 2033. All $15 million of the debentures currently qualify as Tier 1 capital for regulatory purposes.



9.  PENSION PLAN:

Community maintains a defined benefit pension plan for employees of a predecessor bank. As of September 30, 2003, this plan covered less than 25% of the aggregate employee base. Effective at the end of the third quarter of 2003, the Board of Directors of Community approved a curtailment of this pension plan and, in connection therewith, recorded a gain of $497,000 related to the recognition of a previously unrecognized prior service benefit, which was recorded as other income. In addition, the Corporation also recorded periodic pension expense of $280,000 for 2003. The determination of pension expense for each of the last three years is provided as follows:

         ----------------------------------------------------------------------------------------------------------------
         (dollars in thousands)                                                 2003              2002             2001
         ----------------------------------------------------------------------------------------------------------------
         Components of net periodic benefit cost:
              Service cost benefit earned during year                        $     115         $     107        $     130
              Interest cost on projected benefit obligation                        428               401              373
              Actual return on plan assets                                        (549)             (453)            (477)
              Net amortization and deferral:
                Net transition asset                                             ---                  (4)              (9)
                Prior service benefit                                             (103)             (103)            (110)
                Net loss                                                           239               156              130
                Gain deferred                                                      150               ---              ---
                                                                             ---------         ---------        ---------
         Pension cost                                                        $     280         $     104        $      37
                                                                             =========         =========        =========

         Increase in minimum liability included in other
         comprehensive income                                                $     874         $     906        $   1,419
                                                                             =========         =========        =========


Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. PENSION PLAN - (Continued):

The following table sets forth the pension plan's funded status at September 30, 2003 and 2002:

         -----------------------------------------------------------------------------------------------
         (dollars in thousands)                                                2003               2002
         -----------------------------------------------------------------------------------------------
         Obligations and funded status:
         Change in benefit obligation:
           Projected benefit obligation, beginning of year                   $   6,238         $   5,842
              Service cost                                                         115               107
              Interest cost                                                        428               401
              Benefits paid                                                       (314)             (269)
              Change in assumptions                                                662                93
              Experience loss                                                      156                64
              Curtailment                                                         (478)              ---
                                                                             ---------         ---------
           Projected benefit obligation, end of year                         $   6,807         $   6,238
                                                                             =========         =========
           Change in plan assets:
           Fair value of plan assets, beginning of year                      $   4,511         $   5,083
              Actual return on plan assets                                         549              (454)
              Employer contributions                                               158               151
              Benefits paid                                                       (314)             (269)
                                                                             ---------         ---------
           Fair value of plan assets, end of year                            $   4,904         $   4,511
                                                                             =========         =========

           Funded status, end of year                                        $  (1,903)        $  (1,727)
           Unrecognized prior service benefit                                      ---              (600)
           Unrecognized net cost                                                 3,199             3,248
           Recognition of additional minimum liability                          (3,199)           (2,325)
                                                                             ---------         ---------
         Accrued pension liability                                           $  (1,903)        $  (1,404)
                                                                             =========         =========

         Amounts recognized in the consolidated balance sheet
         consist of:
           Prepaid benefit cost                                              $   1,296         $     921
           Accumulated other comprehensive income adjustment                    (3,199)           (2,325)
                                                                             ---------         ---------
         Net accrued pension liability                                       $  (1,903)        $  (1,404)
                                                                             =========         =========

         The accumulated benefit obligation for the pension plan was $6.8 million and $5.9 million at December 31, 2003 and 2002.

Assumptions used in the determination of the funded status of the plan at December 31, 2003 and 2002 and pension expense for each of the last three years were as follows:

                                                                                 2003               2002             2001
                                                                             --------------------------------------------
           Discount rate                                                         6.25%              7.0%             7.0%
           Expected long-term return on plan assets                               9.0%              9.0%             9.0%
           Rate of compensation increase                                          4.0%              4.0%             4.0%

Community maintains a pension investment policy which addresses the assumptions required for the various aspects of plan management and plan accounting. Such policy has been designed to be responsive to changing conditions affecting its pension plan, including overall investment style, targeted annual returns and asset allocation. Plan assumptions are determined by management pursuant to the guidance provided by the investment policy and through consultation with plan actuaries.

Targeted allocations of plan assets have been developed as a component of the investment policy and are responsive to the investment goals, risk management practices and the relationship between plan assets and benefit obligations. The current investment style favors an emphasis on growth given that a substantial portion of the benefited employees are not receiving pension benefits at the current time. During the last three years, the performance of plan assets has given rise to an increase in the minimum liability, which is included in the financial statements as a component of other comprehensive income. The development of a targeted allocation of plan assets has facilitated a more disciplined investment approach that seeks to more closely coordinate investment goals with benefit obligations. Pursuant to that policy, the following targeted allocations, including an acceptable range of allocations under varying conditions, and actual asset allocations at the end of each of the last two years are provided.

                                                           Target                             At December 31,
                                                            Asset                            -----------------
                                                         Allocation          Range           2003         2002
                                                         ----------          -----           -----------------
                      Equity                                 60%             50-70%           64%          41%
                      Fixed income                           35%             25-45%           28%          38%
                      Cash and/or equivalents                 5%              2-10%            8%          21%
                                                           ----

                                                            100%
                                                           ====

The expected long-term rate of return on plan assets is based upon historical returns of specified benchmark investment categories that are weighted by targeted allocations of plan assets. Such returns are then compared to actual returns achieved during the most recent ten and fifteen year periods in order to ascertain the reasonableness of the assumptions utilized for the current plan year. The following presentation provides an indication of targeted asset allocation, which is specified within the investment policy, and a comparison to historical annualized returns that provide support for the assumed expected long term rate of return on plan assets.

                                  Targeted                                          10yrs (12/31/03)     15yrs (12/31/03)
                                    Asset                                              Annualized           Annualized
                                  Allocation            Benchmarks                       Returns             Returns
                                  ----------            ----------                       -------             -------
         Equities                     60%            S&P 500                              11.06%              12.21%
         Fixed income                 35%            Lehman Bros Aggregate                 6.95%               8.37%
         Cash equivalents              5%            3 mo T-Bill                           4.33%               4.81%
                                    -----                                                ------               -----

         Total pension               100%                                                  9.29%              10.50%
                                    =====                                                ======               =====


The plan currently maintains no investment in the common stock of Community and contributions to the plan during 2004 are currently estimated to be $889,000. The Corporation anticipates no adverse funding issues associated with the plan. The curtailment of the plan is expected to limit future increases in pension expense as eligible employees are no longer accruing benefits associated with future service.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   EARNINGS PER SHARE:

The following table sets forth the calculation of Basic and Diluted Earnings Per Share for the years ended below.

                                                     2003                          2002                          2001
                                      -------------------------------------------------------------------------------------------
                                                            Per-Share                       Per-Share                   Per-Share
                                       Income       Shares   Amount    Income     Shares     Amount   Income    Shares    Amount
                                       ------       ------   ------    ------     ------     ------   ------    ------    ------
                                                                 (in thousands except  per share data)
Basic EPS:
  Income available to common
     stockholders                     $ 20,400      11,561   $ 1.76    $18,446    11,624     $1.59    $13,596   11,634    $1.17
                                      ========               ======    =======               =====    =======             =====

Effect of Dilutive Securities:

  Incentive stock options
     outstanding                                       341                           272                           235
                                                    ------                        ------                        ------

Diluted EPS:

  Income available to common
     stockholders and assumed
     conversion                       $ 20,400      11,902   $ 1.71    $18,446    11,896     $1.55    $13,596   11,869    $1.15
                                      ========      ======   ======    =======    ======     =====    =======   ======    =====

Per share and share data have been adjusted to reflect a 5% stock dividend paid to shareholders of record April 16, 2003, and a stock split to be paid in the form of a 20% stock dividend to shareholders of record January 16, 2004. Antidilutive options excluded from the above earnings per share calculations for 2003, 2002 and 2001 were not significant.

11.   INCOME TAXES:

The provision for income taxes for the years ended December 31 consists of the following:

                                                                              ---------------------------------------
                                                                                2003           2002            2001
                                                                              ---------------------------------------
                                                                                          (in thousands)

              Current                                                         $  4,511       $  3,559        $  3,785
              Deferred                                                            (152)          (192)           (906)
                                                                              --------       --------        --------
                                                                              $  4,359       $  3,367        $  2,879
                                                                              ========       ========        ========

A reconciliation of income tax expense and the amounts which would have been recorded based upon statutory rates (35%) is as follows:

                                                                              ---------------------------------------
                                                                                2003           2002            2001
                                                                              ---------------------------------------
                                                                                          (in thousands)

              Provision on pre-tax income at statutory rate                   $  8,666       $  7,635        $  5,766
              Tax-exempt interest income                                        (3,284)        (2,939)         (2,379)
              Earnings on investment in insurance                                 (473)          (481)           (364)

              Other, net                                                          (550)          (848)           (144)
                                                                              --------       --------        --------

              Total provision for income taxes                                $  4,359       $  3,367        $  2,879
                                                                              ========       ========        ========


The components of the net deferred tax asset as of December 31, were as follows:

                                                                              -----------------------
                                                                                2003           2002
                                                                              -----------------------
                                                                                   (in thousands)
              Deferred tax assets:
                  Allowance for loan losses                                   $  4,542       $  4,197
                  Non-accrual loan interest income                                 230            235
                  Unfunded pension adjustment                                    1,120            814
                  Deferred loan fees                                               211            240
                  Deferred compensation                                            586            539
                  Alternative minimum tax                                          250            ---
                  Other                                                             35             74
                                                                              --------       --------
                      Total deferred tax assets                                  6,974          6,099
                                                                              --------       --------

              Deferred tax liabilities:
                  Depreciation                                                $  1,053       $    934
                  Unrealized gain on available for sale securities               4,672          4,332
                  Pension expense                                                  647            351
                  Life insurance company reserves                                  404            410
                  Other                                                             28             20
                                                                              --------       --------
                      Total deferred tax liabilities                             6,804          6,047
                                                                              --------       --------

                      Net deferred tax asset                                  $    170       $     52
                                                                              ========       ========

As of December 31, 2003 and 2002, the Corporation had not established any valuation allowance against deferred tax assets since these tax benefits are realizable either through carry-back availability against prior years' taxable income or the reversal of existing deferred tax liabilities.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION:

The Corporation has a Long-term Incentive Plan (the "Plan") that allows the Corporation to grant to employees, executive officers and directors stock awards in the form of Incentive Stock Options, Nonqualified Stock Options or Stock Appreciation Rights. The stock options can be granted at prices not less than the fair market value in the case of Incentive Stock Options and not less than 80% of the fair market value in the case of Nonqualified Stock Options. The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). All options to date have been issued at fair value. Accordingly, no compensation expense has been recognized for stock options issued under the Plan.

In electing to follow APB 25 for expense recognition purposes, the Corporation is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted. The weighted average fair values at date of grant for options granted during fiscal years 2003, 2002, and 2001 were $8.29, $5.94, and $6.25, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions for 2003, 2002, and 2001, respectively: dividend yield of 2.0%, 2.6%, and 2.6%; volatility of 22%, 26%, and 26%; risk free interest rates of 3.9%, 3.8%, and 5.5%; and expected life in years of 7.9, 8.4, and 8.7.

As of December 31, 2003, shares totaling 968,508 were authorized but not awarded under the Plan. The stock options generally vest from one to five years from the date of grant, and expire no later than ten years after the date of grant. The changes in outstanding options are as follows:

                                                                                                Weighted
                                                                                                Average
                                                                          Shares Under       Exercise Price
                                                                            Option             Per Share
                ---------------------------------------------------------------------------------------
                Balance December 31, 2000                                   923,363             $ 12.63
                Issued                                                      145,530               19.95
                Exercised                                                  (125,296)               9.62
                Forfeited                                                      (558)              14.87
                ---------------------------------------------------------------------------------------
                Balance December 31, 2001                                   943,039             $ 14.17
                Issued                                                      157,500               22.11
                Exercised                                                  (105,076)              11.78
                Forfeited                                                    (4,603)              17.19
                ---------------------------------------------------------------------------------------
                Balance December 31, 2002                                   990,860             $ 15.70
                Issued                                                      162,000               31.92
                Exercised                                                  (165,081)              12.92
                Forfeited                                                    (9,403)              18.76
                ---------------------------------------------------------------------------------------
                Balance December 31, 2003                                   978,376             $ 18.80
                ---------------------------------------------------------------------------------------

The following table provides certain information about stock options outstanding and exercisable at December 31, 2003:

                                                        Options Outstanding                      Options Exercisable
                                        --------------------------------------------------------------------------------
                                                             Weighted        Weighted                           Weighted
                                                             Average         Average                            Average
                                                             Exercise       Remaining                           Exercise
         Range of exercise prices          Number             Price        Contractual           Number          Price
            per share                   Outstanding         Per Share     Life in Years        Exercisable     Per Share
         -----------------------------------------------------------------------------------------------------------------
         Under $9.58                       96,601            $  7.83           2.2               96,601         $  7.83
         $9.59-$12.77                      31,117            $ 10.28           1.9               31,117         $ 10.28
         $12.78-$15.96                    326,342            $ 14.81           5.1              272,529         $ 14.88
         $15.97-$19.15                     73,409            $ 16.55           3.7               73,409         $ 16.55
         $19.16-$22.34                    288,907            $ 21.10           8.4              131,147         $ 20.93
         $22.35-$31.92                    162,000            $ 31.92           9.9                  ---         $   ---
         -----------------------------------------------------------------------------------------------------------------
         $6.42-$31.92                     978,376            $ 18.80           6.4              604,803         $ 15.03
         ------------------------------------------------------------------------- ---------------------------------------

13. CONDENSED FINANCIAL INFORMATION OF COMMUNITY BANKS, INC. (PARENT ONLY):

                                                                           ------------------------
                                                                               2003         2002
                                                                           ------------------------
                                                                                  (in thousands)
Condensed Balance Sheets:
     Cash                                                                  $     1,241   $      658
     Interest bearing time deposits in other banks                                  64          ---
     Investment securities, available for sale                                  17,130        8,494
     Investment in banking subsidiary                                          150,688      130,412
     Investment in nonbank subsidiaries                                          6,446        4,355
     Other assets                                                                  986          774
                                                                           -----------   ----------
       Total assets                                                        $   176,555   $  144,693
                                                                           ===========   ==========

     Short-term borrowings                                                 $     2,000   $      ---
     Long term debt                                                             30,928       15,464
     Other liabilities                                                             221           67
     Stockholders' equity                                                      143,406      129,162
                                                                           -----------   ----------
       Total liabilities and stockholders' equity                          $   176,555   $  144,693
                                                                           ===========   ==========

                                                                              ----------------------------------
                                                                                2003         2002         2001
                                                                              ----------------------------------
                                                                                        (in thousands)
Condensed Statements of Income:
     Dividends from:
           Banking subsidiary                                                 $    ---     $  5,000     $  4,396
     Other income (expense)                                                       (830)        (354)        (686)
                                                                              --------     --------     --------
Income (loss) before equity in undistributed earnings of subsidiaries             (830)       4,646        3,710
                                                                              --------     --------     --------
Equity in undistributed earnings of:
     Banking subsidiary                                                         20,118       13,416        9,205
     Nonbank subsidiaries                                                        1,112          384          681
                                                                              --------     --------     --------
                                                                                21,230       13,800        9,886
                                                                              --------     --------     --------
Net income                                                                    $ 20,400     $ 18,446     $ 13,596
                                                                              ========     ========     ========

Condensed Statements of Cash Flows:
   Operating activities:
     Net income                                                               $ 20,400      $18,446      $13,596
Adjustments to reconcile net cash provided by operating activities:
         Undistributed earnings of:
              Banking subsidiary                                               (20,118)     (13,416)      (9,205)
              Nonbank subsidiaries                                              (1,112)        (384)        (681)
         Other, net                                                               (181)      (1,768)       1,548
                                                                              --------     --------     --------
              Net cash provided by (used in) operating activities               (1,011)       2,878        5,258
                                                                              --------     --------     --------
Investing activities:
         Purchases of investment securities                                    (17,304)      (8,494)         ---
         Proceeds from maturities and sales of investment securities             8,862          ---          ---
         Investment in subsidiary                                                 (464)        (464)         ---
                                                                              --------     --------     --------
              Net cash used in investment activities                            (8,906)      (8,958)         ---
                                                                              --------     --------     --------
Financing Activities:
     Net increase in short-term borrowings                                       2,000          ---          ---
     Proceeds from issuance of long term debt                                   15,464       15,464          ---
     Proceeds from issuance of common stock                                      4,308        1,387        3,574
     Purchases of treasury stock                                                (3,627)      (5,828)        (689)
     Cash dividends                                                             (7,645)      (6,654)      (5,880)
                                                                              --------     --------     --------
              Net cash provided by (used in) financing activities               10,500        4,369       (2,995)
                                                                              --------     --------     --------

              Net change in cash and cash equivalents                              583       (1,711)       2,263
     Cash and cash equivalents at beginning of year                                658        2,369          106
                                                                              --------     --------     --------
     Cash and cash equivalents at end of year                                 $  1,241     $    658     $  2,369
                                                                              ========     ========     ========

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  REGULATORY MATTERS:

The dividends that may be paid by Community Banks, the subsidiary bank, to the Corporation are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by Community Banks was approximately $134 million at December 31, 2003.

Under current Federal Reserve regulations, Community Banks is limited in the amount it may loan to affiliates, including the Corporation. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of bank capital and surplus. At December 31, 2003, the maximum amount available for transfer from Community Banks to the Corporation in the form of loans was approximately $31 million.

Community Banks and the Corporation are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporations' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Community Banks must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Community Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require Community Banks and the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2003, that Community Banks and the Corporation meet the capital adequacy requirements to which they are subject.

As of December 31, 2003 and 2002, Community Banks was "well capitalized" under the regulatory framework for prompt corrective action based on its capital ratio calculations. In order to be "well capitalized", the bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2003 that management believes have changed the bank's classification.

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for the Corporation and Community Banks.

                                                                     As of December 31, 2003
                                                -------------------------------------------------------------------
                                                       Actual          Regulatory Minimum        "Well Capitalized"
                                                       ------          ------------------        ------------------
                                                 Amount      Ratio     Amount      Ratio         Amount      Ratio
                                                 ------      -----     ------      -----         ------      -----
            Leverage ratio
                 Community Banks, Inc.          $159,958      8.8%    $ 72,736       4%              n/a      n/a
                 Bank only                      $138,569      7.7%    $ 72,295       4%         $ 90,369       5%

              Tier 1 capital ratio
                 Community Banks, Inc.          $159,958     11.6%    $ 55,176       4%              n/a      n/a
                 Bank only                      $138,569     10.1%    $ 54,956       4%         $ 82,434       6%

              Total risk-based capital ratio
                 Community Banks, Inc.          $174,367     12.6%    $110,352       8%              n/a      n/a
                 Bank only                      $152,605     11.1%    $109,912       8%         $137,390      10%




                                                                     As of December 31, 2002
                                                -------------------------------------------------------------------
                                                       Actual          Regulatory Minimum        "Well Capitalized"
                                                       ------          ------------------        ------------------
                                                 Amount      Ratio     Amount      Ratio         Amount      Ratio
                                                 ------      -----     ------      -----         ------      -----
              Leverage ratio
                 Community Banks, Inc.          $134,354      8.2%    $ 65,284       4%              n/a      n/a
                 Bank only                      $121,281      7.5%    $ 65,037       4%         $ 81,297       5%

              Tier 1 capital ratio
                 Community Banks, Inc.          $134,354     11.2%    $ 48,093       4%              n/a      n/a
                 Bank only                      $121,281     10.1%    $ 47,996       4%         $ 71,994       6%

              Total risk-based capital ratio
                 Community Banks, Inc.          $147,508     12.3%    $ 96,186       8%              n/a      n/a
                 Bank only                      $133,980     11.2%    $ 95,992       8%         $119,990      10%

Under current Federal Reserve guidelines, the Corporation includes trust preferred securities in Tier 1 capital. As noted in "Recent Accounting Pronouncements" in the Summary of Significant Accounting Policies section, FASB Interpretation No. 46 may require the Corporation to deconsolidate its investment in its subsidiary trusts. If trust preferred securities are no longer included in regulatory capital, the Corporation will still meet all regulatory capital requirements.

Community Banks is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $6.2 million at December 31, 2003 and $2.3 million at December 31, 2002.

15.  COMMITMENTS AND CONTINGENCIES:

In the normal course of business, the Corporation is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

Financial instruments with off-balance-sheet risk at December 31 are as follows (in thousands):

                                                                                   Contract Amount
                                                                             ---------------------------
                                                                                 2003             2002
                                                                             ---------------------------
                  Commitments to fund loans                                  $   76,499       $   63,199
                  Unused lines of credit                                     $  292,813       $  194,877
                  Standby letters of credit                                  $   34,974       $   23,060
                  Unadvanced portions of construction loans                  $   28,443       $   22,177

Substantially all of the Corporation's unused commitments to originate loans and unused lines of credit are at variable rates or will be provided at the prevailing fixed rate when the loans are originated or the lines are used.

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Lines of credit are similar to commitments as they have fixed expiration dates and are driven by certain criteria contained within the loan agreement. Lines of credit normally do not extend beyond a period of one year. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, and plant and equipment and personal guarantees.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES: (continued)

Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the financial or performance obligation of a customer to a third party. Community's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The subsidiary bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The subsidiary bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2003 for guarantees under standby letters of credit issued is not material.

Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

From time to time, the Corporation and its subsidiaries may be defendants in legal proceedings relating to the conduct of their business. Most of such legal proceedings are a normal part of doing business, and in management's opinion, the financial position and results of operations of the Corporation would not be affected materially by the outcome of such legal proceedings.

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002:


                                                                            Three Months Ended
                                         ---------------------------------------------------------------------------------------
                                                              2003                                        2002
                                         ---------------------------------------------------------------------------------------
                                           Mar.31     June 30    Sept. 30    Dec. 31    Mar. 31    June 30   Sept. 30    Dec. 31
                                         ---------------------------------------------------------------------------------------
                                                                (dollars in thousands except per share data)
Interest income                          $  23,771   $  23,723   $ 23,769   $ 23,602   $ 24,107   $ 24,215   $ 24,413   $ 23,965
Interest expense                            10,698      10,694     10,515     10,422     11,638     11,876     11,465     11,233
                                         ---------   ---------   --------   --------   --------    -------   --------   --------
Net interest income                         13,073      13,029     13,254     13,180     12,469     12,339     12,948     12,732
Provision for loan losses                      400         600        900        600       1,600       650        500        600
                                         ---------   ---------   --------   --------   --------   --------   --------   --------
Net interest income after provision for
     loan losses                            12,673      12,429     12,354     12,580     10,869     11,689     12,448     12,132
Investment security gains, net               1,047         500        302         78        518         18         64        434
Mortgage banking activities                    426         445        936        725        385        101        310        425
Other income                                 2,916       4,061      4,263      4,742      2,779      3,544      2,602      2,795
Other expenses                              10,789      11,389     11,578     11,962      9,423     10,027      9,563     10,287
                                         ---------   ---------   --------   --------   --------   --------   --------   --------
Income before income taxes                   6,273       6,046      6,277      6,163      5,128      5,325      5,861      5,499
Income taxes                                 1,172       1,070      1,130        987        677        706      1,121        863
                                         ---------   ---------   ---------  --------   --------   --------   --------   --------
Net income                               $   5,101   $   4,976   $  5,147   $  5,176    $ 4,451   $  4,619   $  4,740   $  4,636
                                         =========   =========   ========   ========   ========   ========   ========   ========


Basic earnings per share                 $     .44   $     .43   $    .44   $    .45   $    .38   $    .40   $    .41   $    .40
Diluted earnings per share               $     .43   $     .42   $    .43   $    .43   $    .37   $    .39   $    .40   $    .39
Dividends declared                       $     .16   $     .16   $    .17   $    .17   $    .13   $    .14   $    .14   $    .16


Per share and share data have been adjusted to reflect a 5% stock dividend paid to shareholders of record April 16, 2003, and a stock split to be paid in the form of a 20% stock dividend to shareholders of record January 16, 2004.

17.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

The following methodologies and assumptions were used by the Corporation to estimate its fair value disclosures:

CASH AND DUE FROM BANKS, INTEREST-BEARING TIME DEPOSITS, AND FEDERAL FUNDS SOLD:
The fair values for cash and due from banks, interest-bearing time deposits, and federal funds sold is deemed to be the same as those assets' carrying amounts.

                             INVESTMENT SECURITIES:
Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

                    ACCRUED INTEREST RECEIVABLE AND PAYABLE:
The fair values of accrued interest receivable and payable approximate their carrying amounts.

                                     LOANS:
For variable-rate loans that reprice frequently with no significant change in credit risk, fair value equals carrying amount. The fair values of all other loans held in portfolio are estimated by discounting the future cash flows using comparable current rates at which similar loans would be made to borrowers with similar credit risk. The fair value of loans held for sale is based on quoted market prices for similar loans sold in securitization transactions.

                              DEPOSIT LIABILITIES:
The fair values of demand and savings deposits equal their carrying values. The carrying amounts for variable rate money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated by discounting expected future cash flows using rates currently offered for similar deposits.

              SHORT-TERM BORROWINGS AND TRUST PREFERRED SECURITIES:
The fair values of short-term borrowings and trust preferred securities approximate their carrying amounts.

                                 LONG-TERM DEBT:
The fair values of the Corporation's long-term borrowings are estimated using discounted cash flows analyses, based on rates available to the Corporation for similar types of borrowings.

                         OFF-BALANCE-SHEET INSTRUMENTS:
Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The following table summarizes the carrying amounts and fair values of financial instruments at December 31, 2003 and 2002:

                                                                             2003                            2002
                                                                  ----------------------------------------------------------
                                                                                  Estimated                       Estimated
                                                                    Carrying        Fair           Carrying         Fair
                                                                     Amount         Value           Amount          Value
                                                                  ----------------------------------------------------------
                                                                                        (in thousands)
              Financial assets:
                Cash and due from banks, interest-bearing
                  time deposits, and federal funds sold           $    63,188    $    63,188     $    37,088     $    37,088
                Investment securities                                 646,961        646,961         667,801         667,801
                Loans held for sale                                     6,067          6,067          11,483          11,483
                Net loans                                           1,065,433      1,070,977         892,225         911,547
                Interest receivable                                     8,819          8,819           9,999           9,999

              Financial liabilities:
                Deposits                                          $ 1,230,685    $ 1,237,438     $ 1,132,913     $ 1,144,891
                Short-term borrowings                                  27,764         27,764          69,125          69,125
                Long-term debt                                        411,422        420,306         320,533         344,236
                Trust preferred securities                             30,000         30,000          15,000          15,000
                Interest payable                                        3,289          3,289           3,271           3,271
                Off-balance-sheet instruments                             ---            ---             ---             ---

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



18.  COMPLETED ACQUISITIONS:

In April 2003, Community completed the acquisition of Abstracting Company of York County (ABCO), a title insurance abstracting company. Shareholders of ABCO received 25,760 shares for the 96,920 shares of outstanding ABCO common shares in a tax-free exchange.

The following cash acquisitions were completed during 2003: In June, Community acquired The Shultz Agency, an insurance agency providing both commercial and personal lines of insurance; in July, Community acquired Erie Financial Group, LTD., a company providing mortgage origination services; and in September, Community acquired Your Insurance Partnership, an insurance agency group specializing in personal insurance services.

All of the above acquisitions were accounted for as purchases, and accordingly, the results of operations of each entity are included in Community's consolidated statement of income from the date of acquisition. The acquisitions, individually and in the aggregate, are immaterial to Community's financial position and results of operations. Goodwill arising from the acquisitions will be subject to periodic impairment testing and other intangibles will be amortized over their estimated useful lives.

[GRAPHIC OMITTED]
Beard Miller Company LLP
Certified Public Accountants
[GRAPHIC OMITTED]


                        Report of Independent Accountants
                        ---------------------------------



The Board of Directors and Stockholders
Community Banks, Inc.
Harrisburg, Pennsylvania

We have audited the accompanying consolidated balance sheet of Community Banks, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Community Banks, Inc. for the years ended December 31, 2002 and 2001 were audited by other auditors, whose report dated January 24, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Banks, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

                                    /S/ Beard Miller Company LLP
Harrisburg, Pennsylvania
January 19, 2004

Item 9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure:
---------------------

On June 4, 2003, Community dismissed its independent accountants, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) and appointed Beard Miller Company LLP (Beard) as its new independent accountants, each effective immediately. The decisions to dismiss PricewaterhouseCoopers and to engage Beard were approved by Community's Audit Committee.

PricewaterhouseCoopers' report on Community's consolidated financial statements for 2002 and 2001 contained no adverse opinion or disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

During the fiscal years 2002 and 2001 and subsequent interim periods, there were no disagreements or reportable events relating to any matter of accounting principles and practices, financial statements disclosure or auditing scope or procedure, which PricewaterhouseCoopers would have referred to in connection with its report if the disagreement was not resolved to its satisfaction. Community acknowledges that disagreements required to be reported in response to the preceding sentence include both those resolved to PricewaterhouseCoopers' satisfaction and those not resolved to PricewaterhouseCoopers' satisfaction. Community further acknowledges that disagreements contemplated by this rule are those which occurred at the decision-making level, i.e., between Community personnel responsible for the presentation of its financial statements and PricewaterhouseCoopers personnel responsible for rendering its report. There have been no reportable events within the meaning of Item 304 of Regulation S-K.


Item 9A. Controls and Procedures:
---------------------------------

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant:
------------------------------------------------------------

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed on or before April 29, 2004.

Copies of Community's Code of Ethics for the Chief Executive Officer and Financial Professionals are available on Community's website, www.communitybanks.com, or by writing to Donald F. Holt, EVP/CFO, Community Banks, Inc., 750 East Park Drive, Harrisburg, PA 17111.

Item 11. Executive Compensation:
--------------------------------

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed on or before April 29, 2004.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters:
----------------------------

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed on or before April 29, 2004.

Item 13. Certain Relationships and Related Transactions:
--------------------------------------------------------

Incorporated by reference to the Corporation's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed on or before April 29, 2004.

Item 14. Principal Accounting Fees and Services:
------------------------------------------------

Information concerning the fees billed by our independent auditor and the nature of services comprising the fees for each of the two most recent fiscal years in each of the following categories: (i) audit fees, (ii) audit - related fees,
(iii) tax fees and (iv) all other fees, is set forth in the Audit Committee Report segment of the Corporation's definitive Proxy Statement for its 2004
Annual  Meeting  of  Shareholders  and  is  incorporated  herein  by  reference.

Information concerning our Audit Committee's policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent auditor is set forth in the Audit Committee segment of the Corporation's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K:
---------------------------------------------------------------------------

(a) The following documents are filed as part of this report:

     1. Financial Statements - The following consolidated financial statements of Community Banks, Inc. and Subsidiaries are incorporated herein by reference in response to Item 8 above:

     (i)  Consolidated Balance Sheets at December 31, 2003 and 2002
     (ii) Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001 (
     iii) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001.
     (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.
     (v)  Notes to Consolidated Financial Statements
     (vi) Report of Beard Miller Company LLP, Independent Accountants

     2. Financial Statement Schedules - All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

     3.   Exhibits

          3(i) Amended Articles of  Incorporation  (Incorporated by reference to
               Exhibit 3.1, attached to Community's registration on Form 8-A, filed on May 13, 2002)
          3(ii)Amended  By-Laws  (Incorporated  by  reference  to  Exhibit  3.2, attached to Community's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 15, 2003)
          4 Instruments defining the rights of the holders of trust capital securities and sold by Community in December 2002 and in December 2003 are not attached, as the amount of such securities is less than 10% of the consolidated assets of Community and its subsidiaries, and the securities have not been registered. Community agrees to provide copies of such instruments to the SEC upon request.
          10.1 2000 Directors'  Stock Option Plan,  incorporated by reference to
               Exhibit 4 to Community's registration on Form S-8, filed on May 17, 2000 (Incorporated by reference to Exhibit 10.1 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.2 1998  Long-Term  Incentive  Plan,  incorporated  by  reference to
               Exhibit 4 to Community's registration on Form S-8, filed on June 18, 1998(Incorporated by reference to Exhibit 10.2 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.3 Form of Stock Option Agreement - Directors Stock Option Plan (Incorporated by reference to Exhibit 10.3 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.4 Form of Stock Option Agreement - Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
          10.5 Employment Agreement of Eddie L. Dunklebarger (Incorporated by reference to Exhibit 10.5 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)*
          10.6 Employment Agreement of Donald F. Holt (Incorporated by reference to Exhibit 10.6 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003) *
          10.7 Employment Agreement, and amendment thereto, of Robert W. Lawley (Incorporated by reference to Exhibit 10.7 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)*
          10.8 Employment Agreement, and amendment thereto, of Anthony N. Leo (Incorporated by reference to Exhibit 10.8 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003) *
          10.9 Employment Agreement, and amendment thereto, of Jeffrey M. Seibert (Incorporated by reference to Exhibit 10.9 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003) *

         10.10 Salary  Continuation  Agreement,  and amendment thereto, of Eddie
               L.  Dunklebarger  (Incorporated  by reference to Exhibit 10.10 to
               Community's  Annual  Report  on  Form  10-K  for the  year  ended
               December 31, 2002, filed with the Commission on March 28, 2003) *
         10.11 Salary Continuation  Agreement,  and amendment thereto, of Robert
               W.  Lawley   (Incorporated  by  reference  to  Exhibit  10.11  to
               Community's  Annual  Report  on  Form  10-K  for the  year  ended
               December 31, 2002, filed with the Commission on March 28, 2003) *
         10.12 Salary Continuation Agreement,  and amendment thereto, of Anthony
               N. Leo (Incorporated by reference to Exhibit 10.12 to Community's
               Annual Report on Form 10-K for the year ended  December 31, 2002, filed with the Commission on March 28, 2003) *
         10.13 Salary Continuation Agreement,  and amendment thereto, of Jeffrey
               M.  Seibert  (Incorporated  by  reference  to  Exhibit  10.13  to
               Community's  Annual  Report  on  Form  10-K  for the  year  ended
               December 31, 2002, filed with the Commission on March 28, 2003) *
         10.14 Rights  Agreement  between  Community  Banks,  Inc. and Community
               Banks,  dated  February  28, 2002,  incorporated  by reference to
               Exhibit  1 to  Community's  registration  on Form  8-A,  filed on
               February 27, 2002
         10.15 Community Banks,  Inc. 401(k) Plan  (Incorporated by reference to
               Exhibit 10.15 to  Community's  Annual Report on Form 10-K for the
               year ended December 31, 2002,  filed with the Commission on March
               28, 2003)
         10.16 Survivor Income  Agreement,  with Split Dollar Addendum  thereto, of Eddie L.  Dunklebarger  (Incorporated  by reference to Exhibit
               3.2,  attached to Community's  Quarterly  Report on Form 10-Q for the quarter ended September 30, 2003) *
         10.17 Survivor Income  Agreement,  with Split Dollar Addendum  thereto, of Robert W. Lawley  (Incorporated  by  reference to Exhibit 3.2, attached  to  Community's  Quarterly  Report on Form 10-Q for the
               quarter ended September 30, 2003) *
         10.18 Survivor Income  Agreement,  with Split Dollar Addendum  thereto, of Anthony N. Leo  (Incorporated  by  reference  to Exhibit  3.2, attached  to  Community's  Quarterly  Report on Form 10-Q for the
               quarter ended September 30, 2003) *
         10.19 Survivor Income  Agreement,  with Split Dollar Addendum  thereto, of Jeffrey M. Seibert  (Incorporated by reference to Exhibit 3.2, attached  to  Community's  Quarterly  Report on Form 10-Q for the
               quarter ended September 30, 2003) *
         14    Code of Ethics (for the Chief  Executive  Officer  and  Financial
               Professionals)
         16    Letter  re:  Change In  Certifying  Accountant  (Incorporated  by
               reference to Exhibit 16,  attached to Community's  Current Report on Form 8-K, filed with the Commission on June 9, 2003)
         21    Subsidiaries of the Registrant (See Item 1, page #3)
         23.1  Consent of Independent Accountants - Beard Miller Company LLP
         23.2  Consent of Independent Accountants - PricewaterhouseCoopers LLP
         31.1  Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
         31.2  Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
         32.1  Section 1350 Certification (Chief Executive Officer)
         32.2  Section 1350 Certification  (Chief Financial Officer)
         99    Report of Independent Accountants - PricewaterhouseCoopers LLP

           *identifies a management contract or compensatory plan or arrangement

     b) The registrant filed the following reports on Form 8-K during the fourth calendar quarter of the year ended December 31, 2003:

         Report Dated  October 16, 2003
         ------------------------------
         Registrant announced its earnings for the period ended September 30, 2003.

         Report Dated November 3, 2003
         -----------------------------
         Registrant announced its intentions to enter into an agreement with Bryn Mawr Trust Co. pursuant to which registrant's subsidiary, CommunityBanks, will engage Bryn Mawr Trust to provide investment management services to its trust and asset management department.

         Report Dated November 4, 2003
         -----------------------------
         Registrant released information pursuant to Regulation FD with respect to presentation materials, which were made available to the investment community by Community Banks, Inc.

         Report Dated November 4, 2003
         -----------------------------

         Registrant   announced  a  cash  dividend  payable  January  2,  2004.
         Registrant also announced a stock split payable in the form of a 20% stock dividend payable January 30, 2004.

         Report Dated December 16, 2003
         ------------------------------
         Registrant announced the issuance of $15 million of trust preferred securities.

     (c) Exhibits - The exhibits required to be filed as part of this report are submitted as a separate section of this report.

     (d)  Financial Statement Schedules - None required.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Community Banks, Inc.

                        By: /S/ (Eddie L. Dunklebarger)
                            ---------------------------
                             (Eddie L. Dunklebarger)
     Chairman of the Board, President, Chief Executive Officer and Director

Date:  March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/      (Donald F. Holt)                   Ex. Vice President and                              03/10/04
------------------------------------        Chief Financial Officer                             --------
         (Donald F. Holt)                   (Principal Accounting Officer)


/S/      (Ronald E. Boyer)                  Director                                            03/10/04
------------------------------------                                                            --------
         (Ronald E. Boyer)

/S/      (Samuel E. Cooper)                 Director                                            03/10/04
------------------------------------                                                            --------
         (Samuel E. Cooper)

/S/      (Kenneth L. Deibler)               Director                                            03/10/04
------------------------------------                                                            --------
         (Kenneth L. Deibler)

/S/      (Peter Desoto)                     Director                                            03/10/04
------------------------------------                                                            --------
         (Peter DeSoto)

/S/      (Thomas W. Long)                   Director                                            03/10/04
------------------------------------                                                            --------
         (Thomas W. Long)

/S/      (Donald L. Miller)                 Director                                            03/10/04
------------------------------------                                                            --------
         (Donald L. Miller)

/S/      (Thomas L. Miller)                 Director                                            03/10/04
------------------------------------                                                            --------
         (Thomas L. Miller)

/S/      (Earl L. Mummert)                  Director                                            03/10/04
------------------------------------                                                            --------
         (Earl L. Mummert)

/S/      (Wayne H. Mummert)                 Director                                            03/10/04
------------------------------------                                                            --------
         (Wayne H. Mummert)

/S/      (Scott J. Newkam)                  Director                                            03/10/04
------------------------------------                                                            --------
         (Scott J. Newkam)

/S/      (Robert W. Rissinger)              Director                                            03/10/04
------------------------------------                                                            --------
         (Robert W. Rissinger)

/S/      (Allen Shaffer)                    Director                                            03/10/04
------------------------------------                                                            --------
         (Allen Shaffer)

/S/      (John W. Taylor, Jr.)              Director                                            03/10/04
------------------------------------                                                            --------
         (John W. Taylor, Jr.)

/S/      (James A. Ulsh)                    Director                                            03/10/04
------------------------------------                                                            --------
         (James A. Ulsh)
