Form 10-Q
period 2004-03-31
COMMUNITY BANKS INC /PA/
filed 2004-05-10
CIK 714710

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                   No. 0-15786
                                   -----------
                            (Commission File Number)

                              COMMUNITY BANKS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


     PENNSYLVANIA                                      23-2251762
    --------------                     ----------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)

   750 East Park Dr., Harrisburg, PA                         17111
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (717) 920-1698
                                  -------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X             No
   ------------         ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     X             No
   ------------         ------------


                Number of shares outstanding as of April 30, 2004

CAPITAL STOCK-COMMON                                           12,274,000
--------------------                                      --------------------
  (Title of Class)                                        (Outstanding Shares)


                     COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX


PART I - Financial Information                                                                         Page

Item 1.     Financial Statements

      Consolidated Interim Balance Sheets                                                                  3
      Consolidated Interim Statements of Income                                                            4
      Consolidated Interim Statements of Changes in Stockholders' Equity                                   5
      Consolidated Interim Statements of Cash Flows                                                        6
      Notes to Consolidated Interim Financial Statements                                                7-11

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                        12-20

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                 21-22

Item 4.     Controls and Procedures                                                                       23


PART II - Other Information

Item 1.     Legal Proceedings                                                                             24

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases                                   24
            of Equity Securities

Item 3.     Defaults Upon Senior Securities                                                               24

Item 4.     Submission of Matters to a Vote of Security Holders                                           24

Item 5.     Other Information                                                                             24

Item 6.     Exhibits and Reports on Form 8-K                                                           24-25


SIGNATURES                                                                                                26


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
(Dollars in thousands except per share data)

                                                                             March 31,                December 31,
                                                                               2004                       2003
                                                                          --------------            ---------------
ASSETS

Cash and due from banks                                                   $       39,744            $        42,790
Federal funds sold                                                                   ---                     17,097
                                                                          --------------            ---------------
   Cash and cash equivalents                                                      39,744                     59,887
Interest-bearing time deposits in other banks                                      2,537                      3,301
Investment securities, available for sale                                        715,055                    646,961
Loans held for sale                                                                4,957                      6,067
Loans                                                                          1,112,557                  1,078,611
   Less: Allowance for loan losses                                               (13,862)                   (13,178)
                                                                          ---------------           ---------------
              Net loans                                                        1,098,695                  1,065,433
Premises and equipment, net                                                       24,979                     24,153
Goodwill and identifiable intangible assets                                        4,759                      4,773
Accrued interest receivable and other assets                                      53,829                     50,488
                                                                          --------------            ---------------
         Total assets                                                     $    1,944,555            $     1,861,063
                                                                          ==============            ===============

LIABILITIES

Deposits:
   Non-interest bearing                                                   $      174,159            $       165,174
   Interest bearing                                                            1,108,251                  1,065,511
                                                                          --------------            ---------------
         Total deposits                                                        1,282,410                  1,230,685
Short-term borrowings                                                             65,007                     27,764
Long-term debt                                                                   399,750                    411,422
Subordinated debt                                                                 30,928                     30,928
Accrued interest payable and other liabilities                                    15,956                     16,858
                                                                          --------------            ---------------
         Total liabilities                                                     1,794,051                  1,717,657
                                                                          --------------            ---------------

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 500,000 shares
   authorized; no shares issued and outstanding                                      ---                        ---
Common stock-$5.00 par value; 20,000,000
   shares authorized; 12,424,000 and 11,851,000
   shares issued in 2004 and 2003                                                 62,121                     59,256
Surplus                                                                           72,839                     57,563
Retained earnings                                                                  7,973                     24,297
Accumulated other comprehensive income,
    net of tax                                                                    10,604                      6,596
Treasury stock; 154,000 and 203,000
   shares in 2004 and 2003, at cost                                               (3,033)                    (4,306)
                                                                          --------------            ---------------
         Total stockholders' equity                                              150,504                    143,406
                                                                          --------------            ---------------
         Total liabilities and stockholders' equity                       $    1,944,555            $     1,861,063
                                                                          ==============            ===============


The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share data)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                      ----------------------------
                                                                           2004            2003
                                                                      ----------------------------
INTEREST INCOME:
   Loans, including fees                                              $     16,658    $     16,066
   Investment securities:
      Taxable                                                                4,562           4,977
      Tax exempt                                                             2,195           2,280
      Dividends                                                                552             446
   Other                                                                        13               2
                                                                      ------------    ------------
      Total interest income                                                 23,980          23,771
                                                                      ------------    ------------

INTEREST EXPENSE:
   Deposits                                                                  5,458           6,018
   Short-term borrowings                                                       124             334
   Long-term debt                                                            4,581           4,167
   Subordinated debt                                                           378             184
                                                                      ------------    ------------
      Total interest expense                                                10,541          10,703
                                                                      ------------    ------------
      Net interest income                                                   13,439          13,068
Provision for loan losses                                                      850             400
                                                                      ------------    ------------
      Net interest income after provision for loan losses                   12,589          12,668
                                                                      ------------    ------------

NON-INTEREST INCOME:
   Investment management and trust services                                    267             317
   Service charges on deposit accounts                                       1,405           1,041
   Other service charges, commissions and fees                                 902             754
   Investment security gains                                                 1,332           1,047
   Insurance premium income and commissions                                    654             410
   Mortgage banking activities                                                 627             426
   Earnings on investment in life insurance                                    365             329
   Other                                                                        71              70
                                                                      ------------    ------------
      Total non-interest income                                              5,623           4,394
                                                                      ------------    ------------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                                            6,835           5,900
   Net occupancy                                                             2,033           1,766
   Marketing expense                                                           420             514
   Telecommunications expense                                                  317             200
   Other                                                                     2,278           2,409
                                                                      ------------    ------------
      Total non-interest expenses                                           11,883          10,789
                                                                      ------------    ------------

      Income before income taxes                                             6,329           6,273
Income taxes                                                                 1,154           1,172
                                                                      ------------    ------------
      Net income                                                      $      5,175    $      5,101
                                                                      ============    ============

CONSOLIDATED PER SHARE DATA:
   Basic earnings per share                                           $        .42    $        .42
   Diluted earnings per share                                         $        .41    $        .41
   Dividends declared                                                 $        .16    $        .15

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands except per share data)

                                                                      Three Month Periods Ended March 31
                                                                      ----------------------------------


                                                                                       Accumulated
                                                                                          Other
                                              Common                     Retained      Comprehensive       Treasury        Total
                                               Stock      Surplus        Earnings       Income (Loss)        Stock         Equity
                                              ------------------------------------------------------------------------------------
Balance, January 1, 2003                      $47,053     $46,418        $35,344        $    6,538         $ (6,191)      $129,162
   Comprehensive income:
      Net income                                                           5,101                                             5,101
      Unrealized (loss) on securities,
         net of reclassification adjustment
         and tax effect                                                                       (566)                           (566)
                                                                                                                          --------
      Total comprehensive income                                                                                             4,535
Cash dividends                                                            (1,830)                                           (1,830)
5% stock dividend (470,000 shares)              2,290      10,668        (12,958)                                              ---
Purchases of treasury stock
   (69,000 shares)                                                                                           (1,939)        (1,939)
Issuance of additional shares
   (51,000 net shares of treasury
   stock reissued and 1,000 shares
   of common stock canceled)                       (5)        123           (453)              ---            1,245            910
                                              -------     -------        -------        ----------         --------       --------

Balance, March 31, 2003                       $49,338     $57,209        $25,204        $    5,972         $ (6,885)      $130,838
                                              =======     =======        =======        ==========         ========       ========


Balance, January 1, 2004                      $59,256     $57,563        $24,297        $    6,596         $ (4,306)      $143,406
   Comprehensive income:
     Net income                                                            5,175                                             5,175
     Unrealized gain on securities,
        net of reclassification adjustment
        and tax effect                                                                       4,008                           4,008
                                                                                                                          --------
     Total comprehensive income                                                                                              9,183
Cash dividends                                                            (1,989)                                           (1,989)
5% stock dividend (592,000 shares)              2,958      15,127        (18,085)                                              ---
Stock split paid in the form
     of a 20% stock dividend
     (fractional shares)                           (4)                       (25)                                              (29)
Purchases of treasury stock
   (25,000 shares)                                                                                             (747)          (747)
Issuance of additional shares
    (81,000 net shares of treasury
   stock reissued and 18,000 shares
    of common stock canceled)                     (89)        149         (1,400)              ---            2,020            680
                                              -------     -------        -------        ----------         --------       --------

Balance, March 31, 2004                       $62,121     $72,839        $ 7,973        $   10,604         $ (3,033)      $150,504
                                              =======     =======        =======        ==========         ========       ========

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                     --------------------------------------
                                                                                         2004                       2003
                                                                                     --------------------------------------
Operating Activities:
   Net income                                                                        $     5,175                $     5,101
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                               850                        400
     Depreciation and amortization                                                           815                        750
     Amortization of security premiums and discounts, net                                    296                        666
     Investment security gains                                                            (1,332)                    (1,047)
     Loans originated for sale                                                            (5,492)                   (20,197)
     Proceeds from sales of loans                                                          6,812                     23,814
     Gains on loan sales                                                                    (209)                      (426)
     Earnings on investment in life insurance                                               (365)                      (329)
     Change in other assets, net                                                            (206)                      (329)
     Change in accrued interest payable and
      other liabilities, net                                                              (1,146)                     1,083
                                                                                     -----------                -----------
           Net cash provided by operating activities                                       5,198                      9,486
                                                                                     -----------                -----------

Investing Activities:
   Net (increase) decrease in interest-bearing time
    deposits in other banks                                                                  764                       (155)
   Proceeds from sales of investment securities                                           11,915                     59,688
   Proceeds from maturities of investment securities                                      64,844                     36,661
   Purchases of investment securities                                                   (137,404)                  (145,734)
   Net increase in total loans                                                           (34,143)                   (36,259)
   Investment in life insurance                                                           (5,000)                       ---
   Net additions to premises and equipment                                                (1,528)                      (512)
                                                                                     -----------                -----------
      Net cash used by investing activities                                             (100,552)                   (86,311)
                                                                                     -----------                -----------

Financing Activities:
   Net increase in deposits                                                               51,725                     13,230
   Net increase in short-term borrowings                                                  37,243                     72,767
   Repayment of long-term debt                                                           (11,672)                      (710)
   Cash dividends and cash paid in lieu of fractional shares                              (2,018)                    (1,830)
   Purchases of treasury stock                                                              (747)                    (1,939)
   Proceeds from issuance of common stock                                                    680                        910
                                                                                     -----------                -----------
         Net cash provided by financing activities                                        75,211                     82,428
                                                                                     -----------                -----------

         Increase (decrease) in cash and cash equivalents                                (20,143)                     5,603

Cash and cash equivalents at beginning of period                                          59,887                     36,137
                                                                                     -----------                -----------
Cash and cash equivalents at end of period                                           $    39,744                $    41,740
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

Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2003.

Community is a financial holding company whose wholly-owned subsidiaries include Community Banks, Community Bank Investments, Inc. (CBII), and Community Banks Life Insurance Co. (CBLIC). Community Banks provides a wide range of services through its network of offices in Adams, Cumberland, Dauphin, Luzerne, Northumberland, Schuylkill, Snyder, and York Counties in Pennsylvania and Carroll and Montgomery Counties in Maryland.

Statement of Cash Flows - Cash and cash equivalents include cash and due from banks and federal funds sold

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

(Dollars in thousands, except per share data)                                    Three Months Ended
                                                                                      March 31,
                                                                              2004               2003
                                                                           -----------------------------

         Net income, as reported                                           $    5,175         $    5,101
         Deduct:  Total stock-based compensation
               expense determined under fair value based
               method for all awards, net of related tax effect                  (322)              (187)
                                                                           ----------         ----------

         Pro forma net income                                              $    4,853         $    4,914
                                                                           ==========         ==========

         Earnings per share:
             Basic - as reported                                           $      .42         $      .42
             Basic - pro forma                                             $      .40         $      .41

             Diluted - as reported                                         $      .41         $      .41
             Diluted - pro forma                                           $      .38         $      .40


Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)


Comprehensive Income:

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31 are as follows (in thousands):
                                                                     ----------------------------
                                                                         2004             2003
                                                                     ----------------------------
             Unrealized holding gains (losses)
                   on available-for-sale securities                  $     7,498      $       176
             Reclassification adjustments for
                   (gains) included in net income                         (1,332)          (1,047)
                                                                     -----------      -----------
             Net unrealized gains (losses)                                 6,166             (871)
             Tax effect                                                   (2,158)             305
                                                                     -----------      -----------

                                                                     $     4,008      $      (566)
                                                                     ===========      ===========

The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows at March 31, 2004 (in thousands):

             Net unrealized gain (loss) on
                  available-for-sale securities                      $    19,512
             Tax effect                                                   (6,829)
                                                                     -----------
                  Net-of-tax amount                                       12,683
                                                                     -----------

             Unfunded pension liability                                   (3,199)
             Tax effect                                                    1,120
                                                                     -----------
                  Net-of-tax amount                                       (2,079)
                                                                     -----------

               Accumulated other comprehensive income                $    10,604
                                                                     ===========

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

2.  Allowance for loan losses:
    --------------------------

Changes in the allowance for loan losses are as follows (in thousands):

                                                                 Three Months Ended         Year Ended          Three Months Ended
                                                                      March 31,             December 31,             March 31,
                                                                        2004                   2003                    2003
                                                                 ------------------        -------------        ------------------

       Balance, January 1                                            $  13,178                $12,343                 $12,343
       Provision for loan losses                                           850                  2,500                     400
       Loan charge-offs                                                   (450)                (2,839)                   (292)
       Recoveries                                                          284                  1,174                     202
                                                                     ---------                -------                 -------
       Balance, March 31, 2004, December 31,
        2003, and March 31, 2003                                     $  13,862                $13,178                 $12,653
                                                                     =========                =======                 =======


The following table summarizes period-end risk elements (in thousands):

                                                                      March 31,            December 31,               March 31,
                                                                        2004                   2003                     2003
                                                                     ---------             ------------               -------
       Loans on which accrual of interest has been
        discontinued:

            Commercial                                               $   2,893                $ 3,066                 $ 2,784
            Residential and commercial mortgages                         3,606                  4,054                   6,832
            Other                                                        1,042                  1,031                     647
                                                                     ---------                -------                 -------
                                                                         7,541                  8,151                  10,263
                                                                     ---------                -------                 -------


       Foreclosed real estate                                            2,057                  4,865                     729
                                                                     ---------                -------                 -------

       Total non-performing assets                                       9,598                 13,016                  10,992

       Loans past due 90 days or more and still accruing interest:
            Commercial                                                      40                      4                      45
            Residential and commercial mortgages                            42                     40                      38
            Consumer                                                        16                     46                      22
                                                                     ---------                -------                 -------
                                                                            98                     90                     105
                                                                     ---------                -------                 -------
       Total risk elements                                           $   9,696                $13,106                 $11,097
                                                                     =========                =======                 =======

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)


3.  Earnings Per Share:
    -------------------

The following table sets forth the calculations of Basic and Diluted Earnings Per Share for the periods indicated:

                                                                   ----------------------------------------------------------------
                                                                                      Three Months Ended March 31,
                                                                                2004                                2003
                                                                   ----------------------------------------------------------------
                                                                                        Per-Share                          Per-Share
                                                                    Income     Shares     Amount        Income     Shares     Amount
                                                                    ----------------------------------------------------------------
                                                                                 (In thousands except per share data)
     Basic EPS:

         Income available to common stockholders                   $ 5,175     12,271     $ .42         $5,101     12,093      $.42
                                                                   =======                =====         ======                 ====

     Effect of Dilutive Securities:

         Incentive stock options outstanding                                      382                                 282
                                                                               ------                              ------

     Diluted EPS:

         Income available to common stockholders &
           assumed conversion                                      $ 5,175     12,653     $ .41         $5,101     12,375      $.41
                                                                   =======                =====         ======                 ====



Per share and number of share amounts reflect stock splits and dividends with a record date prior to issuance of the financial statements, including the 5% stock dividend paid April 30, 2004 to stockholders of record on April 16, 2004.


4.   Guarantees:
     -----------

Community does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Community to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Community generally holds collateral and/or personal guarantees supporting these commitments. Community had issued $36.5 million of standby letters of credit as of March 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2004, for guarantees under standby letters of credit issued is not material.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
 (Unaudited)


5.  Subordinated Debt to Unconsolidated Subsidiary Trusts
    -----------------------------------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was revised in December 2003. This
Interpretation provides guidance for the consolidation of variable interest entities (VIEs). CMTY Capital Trust I and CMTY Capital Statutory Trust II (the trusts) qualify as VIEs under FIN 46. The trusts issued mandatorily redeemable preferred securities (Trust Preferred Securities) to third- party investors and loaned the proceeds to Community. The debentures held by each trust are the sole assets of that trust.

In the first quarter of 2004, as a result of applying the provisions of FIN 46, which represents new accounting guidance governing when an equity interest should be consolidated, Community was required to deconsolidate the trusts from its consolidated financial statements. Prior periods have been restated. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on Community's financial statements or liquidity position since Community continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the capital securities issued by the trusts. Community's total debt obligation related to the trusts did increase, however, from $30 million to $30.9 million upon deconsolidation, with the difference representing Community's common ownership interest in the trusts, which is now reported in "Other assets."

For regulatory reporting purposes, the Federal Reserve Board has indicated that the Trust Preferred Securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that the Trust Preferred Securities can no longer be considered in regulatory capital, it is anticipated that Community will continue to meet its minimum capital requirements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations
------------------------


Overview

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Community. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise indicated. In addition, income statement comparisons are based on the first three months of 2004 compared to the same period of 2003 unless otherwise indicated. Per share and number of share amounts reflect stock splits and dividends with a record date prior to issuance of the financial statements, including the 5% stock dividend paid April 30, 2004 to stockholders of record on April 16, 2004.

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

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Summary of Financial Results

Earnings for the first quarter of 2004 resulted in net income of $5.2 million and diluted earnings per share of $0.41. Reported net income for 2004 was only slightly higher than the amount recorded for the first quarter of 2003, which reflected net income of $5.1 million and earnings per share of $0.41. Results in 2004 produced a return on average assets of 1.10% and return on average equity of 14.13%, compared to 1.21% and 15.82%, respectively, for the first quarter of 2003.

Robust growth in both loan and deposit balances yielded increases of 18% and 12%, respectively, since the end of the first quarter of 2003. Despite this growth, improvement in revenue derived from these activities was constrained by steadily declining interest rates. This low rate environment has limited the financial services industry's capacity to improve the spread between interest earned on earning assets and the interest paid on funding sources. Despite these challenges, Community has continued to achieve growth in both loans and deposit volumes, while simultaneously expanding revenues from service and fee-related activities. Community has also achieved steady improvement in the measures used to assess overall loan quality, a vital component of future financial success.

Loans grew to $1.1 billion at March 31, 2004, an 18% increase from the balance at the end of the first quarter of 2003, while deposits increased to $1.3 billion, reflecting nearly a 12% increase over the same period. Total assets of Community Banks, Inc., now stand at almost $2.0 billion.

During the quarter, the ratio of nonperforming assets to period end loans dropped from 1.21% at the end of the year to 0.86%. The ratio of the allowance for loan losses to loans now stands at 1.25% and provides 184% coverage of loans that are on nonaccrual status. Net charge-offs for the period declined to 0.06% of average loans on an annualized basis, well below the annualized charge-off rate of 0.17% for all of 2003. These asset quality metrics provide tangible evidence of the underlying quality of Community's loan portfolio. Operating expenses, on the other hand, grew between the first quarter of 2003 and 2004, as a result of several factors, including increased costs of acquired businesses; expansion of the delivery network; and continuing investment in the growth of Community.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------


Average Statement of Condition

The average balance sheets for the three months ended March 31, 2004 and 2003 were as follows (dollars in thousands):


                                                                 March 31,                              Change
                                                    ----------------------------------
                                                         2004                2003                Volume             %
-----------------------------------------------------------------------------------------------------------------------
Cash and due from banks                             $       36,065       $      32,430         $     3,635         11.2
Federal funds sold and other                                 6,399               1,159               5,240        452.1
Investments                                                671,746             686,204             (14,458)        (2.1)
Loans held for resale                                        5,786               8,890              (3,104)       (34.9)
Loans                                                    1,100,432             915,652             184,780         20.2
Allowance for loan losses                                   13,484              12,641                 843          6.7
-----------------------------------------------------------------------------------------------------------------------
Net loans                                                1,086,948             903,011             183,937         20.4
Goodwill and identifiable intangibles                        4,756               1,753               3,003        171.3
Other assets                                                85,081              69,906              15,175         21.7
-----------------------------------------------------------------------------------------------------------------------

  Total assets                                      $    1,896,781       $   1,703,353         $   193,428         11.4
-----------------------------------------------------------------------------------------------------------------------


Noninterest-bearing deposits                        $      164,295       $     158,128         $     6,167          3.9
Interest-bearing deposits                                1,078,299             969,999             108,300         11.2
Short-term borrowings                                       52,020              96,119             (44,099)       (45.9)
Long-term debt                                             410,148             320,263              89,885         28.1
Subordinated debt                                           30,928              15,464              15,464        100.0
Other liabilities                                           13,783              12,580               1,203          9.6
-----------------------------------------------------------------------------------------------------------------------

  Total liabilities                                      1,749,473           1,572,553             176,920         11.3
-----------------------------------------------------------------------------------------------------------------------

Stockholders' equity                                       147,308             130,800              16,508         12.6
-----------------------------------------------------------------------------------------------------------------------

Total liabilities and
      stockholders' equity                          $    1,896,781       $   1,703,353         $   193,428         11.4
-----------------------------------------------------------------------------------------------------------------------



Average loans reached $1.1 billion at March 31, 2004, a 20% increase over the $916 million of average loans recorded at March 31, 2003. The following presentation of average loans at March 31 is an indication of the relative mix of loans included in the portfolio (dollars in thousands):


                                                                                      Change
                                                2004            2003           Amount           %
                                                ----            ----           ------           -

       Commercial                         $     393,786     $    305,640     $    88,146       29 %
       Commercial real estate                   283,302          251,271          32,031       13 %
       Residential real estate                   97,784          108,403         (10,619)     (10)%
       Consumer                                 325,560          250,338          75,222       30 %
                                          ---------------------------------------------------------
          Total                           $   1,100,432     $    915,652     $   184,780       20 %
                                          =========================================================

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------


Commercial borrowing began to increase during the second quarter of 2003, leveled off in the fourth quarter, then resurged in the first quarter of 2004. After the end of the first quarter of 2003, declines in interest rate trends caused many borrowers to reevaluate their existing credit arrangements in search of improved funding terms and more responsive credit relationships. Community has consistently made efforts to position itself in the marketplace to ensure its ability to compete with large and small competitors alike. As a result, Community was able to increase both its commercial and commercial real estate portfolios by nearly $120 million on an aggregate basis. Much of the growth in the commercial sector was attributed to Community's ability to acquire existing market share since business lending has been constrained on both a national level and in certain segments of Community's market. A portion of this growth also can be attributed to the addition of certain key lending personnel made available as a result of mergers of local financial institutions by out-of-market acquirers.

Significant growth also occurred in consumer lending, which grew by $75 million between March 31, 2003, and March 31, 2004, particularly in home equity lending. As part of Community's effort to increase its visibility in core markets, a concerted effort was made to become a more effective consumer lender, including substantial increases in marketing and advertising efforts. Consumer demand for credit was aided by the high levels of consumer confidence and improved credit affordability experienced in the current interest rate environment. These efforts were also aided by the growth achieved as a result of the expansion of the office network and sales efforts over the last several years.

Residential real estate lending, which is composed primarily of loans to single-family creditors, has experienced a steady decline as a result of the increasing accessibility of secondary market liquidity through mortgage banking activities. Community-based banks continue to provide a convenient avenue for consumers to access funding for residential lending, but most fixed-rate credits continue to be sold in the secondary market. This strategy has reduced the interest rate risk associated with consumer preferences for long-term, fixed rate lending, and continues to provide valuable liquidity for other forms of relationship lending.

Deposit balances remain the primary source of funding. Growth of nearly 10% was recognized, as indicated by the following summary of average balances at March 31(dollars in thousands):


                                                                                           Change
                                             2004                2003             Amount           %
                                             ----                ----             ------           -

              Demand                    $       164,295     $     158,128       $    6,167          4%
              Savings & NOW accounts            457,269           356,668          100,601         28%
              Time                              501,571           503,995           (2,424)        --%
              Time $100,000 or more             119,459           109,336           10,123          9%
                                        --------------------------------------------------------------
                                        $     1,242,594     $   1,128,127       $  114,467         10%
                                        ==============================================================

Deposit growth occurred almost exclusively in savings and NOW deposits; more specifically Community's Power Checking account. This account, with characteristics of both a money market and checking account, grew steadily throughout 2003. At the same time, longer term time deposit growth was relatively flat. Consumer preferences were clearly weighted in favor of maintaining adequate liquidity in anticipation of a gradual rise in rates. Downward pressure on rates, combined with lack of confidence in other more risky investment vehicles, increased consumer preference for the flexibility, liquidity and guaranteed return provided by these accounts.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------


Community has made strategic use of short and long-term funding sources at historic low rates to augment its ability to generate funding through increased deposits. In early 2003, Community used increases in low-cost federal funds borrowings to fund earning asset growth. In the latter part of 2003, Community began to extend the maturities of overnight borrowings through the Federal Home Loan Bank to take advantage of lower long-term rates on longer borrowings.

In December, 2003, Community issued $15 million of trust preferred securities in order to increase the amount of qualifying regulatory capital through this relatively inexpensive funding source. Community previously had executed a $15 million issuance at the end of 2002, bringing the subordinated debt total to $30 million at December 31, 2003 and March 31, 2004. In the first quarter of 2004, the trusts that had been used for the trust preferred issuances were deconsolidated in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was revised in December 2003. See Note 5 in the Notes to Consolidated Interim Financial Statements for a further description of the deconsolidation.



Net Interest Income

The following table compares net interest income and net interest margin components between the first quarters of 2004 and 2003 (dollars in thousands):

-------------------------------------------------------------------------------------------------------------------------
                                              2004                          2003                    Increase  (Decrease)
                                       Amount     Yield/rate        Amount        Yield/rate          Amount   Yield/rate
-------------------------------------------------------------------------------------------------------------------------
Interest income                      $   25,603      5.77%        $   25,289         6.38%          $    314     (.61)
Interest expense                         10,541      2.70%            10,703         3.10%              (162)    (.40)
-------------------------------------------------------------------------------------------------------------------------
Net interest income                  $   15,062                   $   14,586                        $    476
Interest spread                                      3.07%                           3.28%                       (.21)
Impact of non-interest funds                          .33%                           0.40%                       (.07)
-------------------------------------------------------------------------------------------------------------------------
Net interest margin                                  3.40%                           3.68%                       (.28)
-------------------------------------------------------------------------------------------------------------------------

Interest Income /Earning Assets

Interest income totaled $25.6 million in 2004, slightly ahead of the $25.3 million recorded in 2003, despite an earning asset yield decline from 6.38% to 5.77%. Earning assets increased from $1.61 billion to $1.78 billion and helped to offset the effect of lower earning asset yields. From 2003 to 2004, earning assets grew $177 million, with an increase of $186 million in loans and a decrease of $14 million in portfolio investment securities. Growth in loans was funded by both runoff in the investment portfolio and by an increase in deposits.

Interest Expense / Funding Sources

Interest expense on deposits declined, thus contributing to the increase in net interest income. The rate environment that generated only modest improvement in interest income also enabled Community to marginally reduce its overall funding costs from $10.7 million in 2003 to $10.5 million in 2004 while interest-bearing deposits grew by nearly $108 million. The majority of this increase occurred in savings, Power Checking and other accounts that were responsive to customer preferences for liquidity.

At various times during 2003, Community increased its long-term borrowings, which are composed principally of term funding available through the Federal Home Loan Bank program. Community experienced a 31% increase in long-term funding, which included the $15 million in trust preferred instruments issued at the end of 2003.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------


Interest Spread and Net Interest Margin

As a result of rate trends and other dynamics specific to its balance sheet, Community reported a quarter-to-quarter decline in net interest spread from 3.28% in 2003 to 3.07% in 2004, and a decline in net interest margin from 3.68% to 3.40% over the same period. The decline in margin was also linked to the impact of reduced contribution from non-interest funding sources, which declined from 0.40% to 0.33%. During periods of declining interest rates, the contribution from non-interest funds to net interest margin is reduced since funds are invested at progressively lower rates. During periods of rising rates, these funds can be expected to contribute to improvements in net interest margin.


Provision for Loan Losses

Community reported a modest increase in the provision for loan losses, which reflected continued steady improvement in the overall asset quality metrics of its loan portfolio. The provision increased from $400 thousand in 2003 to $850 thousand in 2004, while the relationship of the allowance for loan losses to loans declined from 1.35% at March 31, 2003 to 1.25% at March 31, 2004. The provision, and the level of the allowance, were responsive to the changing credit quality conditions of both seasoned loans and the incremental risk inherent in a growing loan portfolio. Net charge-offs during the first quarter of 2004 were only $166 thousand, or, when annualized, 0.06% of average loans.


Non-Interest Income

Non-interest income grew during the first quarter of 2004 as the result of important steps undertaken in 2003 to solidify and expand Community's integrated businesses and complementary banking services. Excluding the impact from sales of investment securities, non-interest revenue grew 28%, from $3.3 million in 2003 to $4.3 million in 2004.

Though overall fees grew, fees derived from the sale of various retail investment products (annuities, brokerage services, mutual funds, etc) and other fees related to Community's limited trust department activities decreased $50 thousand, or 16%, in 2004 compared to 2003. While traditional trust fees showed a modest increase in 2004 over 2003, income from the sale of additional investment products started slowly early in the quarter, but rebounded nicely later in the quarter.

A substantial increase in fees occurred in the area of service charges on deposits. In the first quarter of 2003, Community initiated a new service known as "Overdraft Honor." Under this carefully designed program, customers who so choose now have access to a service that facilitates payment of periodic overdraft items while simultaneously avoiding adverse credit history events. Fees from these services, which were not provided prior to 2003, were responsible for virtually all of the increase in this category.

Other service charges included interchange fees from Community's ATM network and debit card transactions and increased $148 thousand, or 20%, in 2004 from 2003. Nearly all of the increases in these sources of fee income resulted from increased usage and growing consumer acceptance of electronic mediums as a substitute for cash or check-based transactions.

Insurance premiums and commissions include agency-based commissions from commercial and personal lines, fees from credit reinsurance activities related to consumer lending, and the revenue from title insurance and settlement activities conducted through Community's title insurance subsidiary. Fees rose by a total of $244 thousand, or 60%, from 2003 to 2004. The increase was related to an overall increase in mortgage loan originations, the addition of the ABCO franchise at the beginning of the second quarter of 2003 and to the acquisitions of insurance agencies later in 2003.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------


Income from mortgage banking activities increased $201 thousand, or 50%, and is attributable to activity generated from the acquisition of Erie Financial Group, Ltd., a mortgage broker service, in July, 2003. Community has more than doubled its capacity to originate mortgages with the acquisition of Erie and has become a more significant and efficient competitor in its core and extended Maryland markets.

Security gains increased by nearly $300 thousand from 2003. The total gains of $1.3 million recorded in 2004 were principally gains related to sales of bank equity holdings.


Non-Interest Expenses

Total non-interest expenses reached $11.9 million in 2004 and reflected a 10% increase, or $1.1 million, from the $10.8 million recorded in 2003. Comparisons to the first quarter of 2003 were influenced by the acquisitions of integrated businesses acquired later in 2003, for which a full three months of expenses was included in 2004. Comparisons to the most recent prior quarter yielded only modest increases.

Salaries and employee benefits, representing 57% of operating costs in 2004, increased $935 thousand, or 16%, for 2004 compared to 2003. The increase was affected by a number of factors including the annual merit increase and employees added through the expansion of Community's office network and its fee-based activities, and the acquisitions of Abstracting Company of York County in April 2003, Erie Financial Group, Ltd., in July 2003, and Your Insurance Partnership in September 2003.

The increase in occupancy expense of $267 thousand, or 15%, similarly includes the effect of branch expansion and corporate acquisitions.

Marketing expenses decreased $106 thousand, or 18%, for 2004 compared to 2003. During the first half of 2003, increased marketing and promotional efforts had been undertaken to increase Community's market share in new markets and to preserve and extend share in its legacy communities. Community continues to execute a targeted strategic marketing campaign that includes radio, billboard, direct mail, and television mediums.

Telecommunications expenses increased $117 thousand, or 58%, from 2003 to 2004, for costs associated with upgrades of existing systems and increased costs for the growing office network.

Other non-interest expenses decreased modestly.

Income Taxes

The effective income tax rate for both 2004 and 2003 was approximately 18.5%. The relative mix of tax exempt income influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal tax rate for corporations.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------


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

The most fundamental sources of capital are earnings and earnings retention. This cornerstone of capital adequacy can be augmented by a number of capital management strategies, many of which are used by Community. As it has for a number of years, the Board approved the issuance of a 5% stock dividend in the first quarter of 2003 and in the first quarter of 2004. A 20% stock split in the form of a stock dividend was declared in November, 2003, and distributed in January, 2004. In addition to these stock dividends, Community's strong earnings supported an increase in the return of capital to existing shareholders in the form of an increase in the traditional cash dividend. Community also continues to make strategic use of share repurchases as another efficient means of returning capital to shareholders. These strategies and techniques allow management to maintain capital at levels that represent an efficient use of this valuable resource.

Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. All regulatory capital guidelines are now based upon a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. Such regulatory guidelines are continually under review and are expected to undergo some change as a result of the Basel II capital accords which are currently under review by U.S. banking regulators. The following table provides the risk-based capital positions of Community and its banking subsidiary, Community Banks, at March 31, 2004, along with a comparison to the various current regulatory capital requirements:

                                                                    March 31,      Regulatory          "Well
                                                                      2004           Minimum        Capitalized"
                                                                      ----           -------        ------------
                Leverage ratio
                   Community Banks, Inc.                              8.62%             4%               n/a
                   Community Banks                                    7.66%             4%                5%

                Tier 1 capital ratio
                   Community Banks, Inc.                             11.44%             4%               n/a
                   Community Banks                                   10.08%             4%                6%

                Total risk-based capital ratio
                   Community Banks, Inc.                             12.47%             8%               n/a
                   Community Banks                                   11.08%             8%               10%



At March 31, 2004, total stockholders' equity reflected accumulated other comprehensive income of $10.6 million compared to the accumulated other comprehensive income of $6.6 million reflected in total stockholders' equity at December 31, 2003. This increase can be attributed to the change in the net unrealized gain on investment securities available for sale, net of taxes, due to the influence of lower interest rates.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------


Off-Balance-Sheet Commitments

In the normal course of business, Community is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

Financial instruments with off-balance-sheet risk at March 31, 2004, are as follows (in thousands):

                                                                     Contract
                                                                      Amount
                                                                      ------
         Commitments to fund loans                                  $   54,566
         Unused lines of credit                                     $  302,212
         Standby letters of credit                                  $   34,974
         Unadvanced portions of construction loans                  $   33,789

Substantially all of Community's unused commitments to originate loans and unused lines of credit are at variable rates or will be provided at the prevailing fixed rate when the loans are originated or the lines are used.

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

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at March 31, 2004.

Interest Rate Sensitivity
------------------------------------------------------------------------------------------------------------------------------
                                                1-90             90-180          180-365          1 year
Dollars in thousands                            days              days            days            or more             Total
------------------------------------------------------------------------------------------------------------------------------

Assets
Interest-bearing deposits in
   other banks                             $      2,537       $       ---       $      ---     $         ---      $      2,537
Loans held for sale(1)                               96                96              195             4,425             4,812
Investment securities                           121,903            49,844           81,287           462,021           715,055
Loans(2)                                        405,348            57,141          106,942           543,126         1,112,557
------------------------------------------------------------------------------------------------------------------------------
Earning assets                                  529,884           107,081          188,424         1,009,572         1,834,961
Non-earning assets                                  146               ---              ---           109,448           109,594
------------------------------------------------------------------------------------------------------------------------------
Total assets                               $    530,030       $   107,081       $  188,424     $   1,119,020      $  1,944,555
------------------------------------------------------------------------------------------------------------------------------

Liabilities
Savings                                    $    318,287       $       ---       $      ---     $     154,393      $    472,680
Time                                             66,594            99,002          111,870           236,731           514,197
Time in denominations of
   $100,000 or more                              35,028            23,401           21,493            41,452           121,374
Short-term borrowings                            55,608             9,399              ---               ---            65,007
Long-term debt                                   27,487             1,791            3,582           366,890           399,750
Trust preferred securities                       23,196               ---              ---             7,732            30,928
------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities                    526,200           133,593          136,945           807,198         1,603,936
Other liabilities and equity                        ---               ---              ---           340,619           340,619
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity               $    526,200       $   133,593       $  136,945     $   1,147,817      $  1,944,555
------------------------------------------------------------------------------------------------------------------------------

   (1) Only education loans held for sale are included in earning assets.
   (2) Includes non-accrual loans.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------------
(continued)
-----------


Interest Sensitivity GAP
------------------------------------------------------------------------------------------------------------
                                                1-90             90-180          180-365          1 year
Dollars in thousands                            days              days            days            or more
------------------------------------------------------------------------------------------------------------
Periodic                                   $      3,830       $   (26,512)      $   51,479     $     (28,797)
Cumulative                                                        (22,682)          28,797
Cumulative GAP as a percentage
   of total assets                                 .20%           (1.17)%            1.48%             0.00%


The  positive   GAP  between   interest-earning   assets  and   interest-bearing
liabilities maturing or repricing within one year approximated 1.50% at March 31, 2004 and has remained relatively constant since December 31, 2003.

Interest rate sensitivity, and the measurement thereof, are also influenced by the optionality of certain earning assets and interest bearing liabilities. For example, a substantial portion of Community's loans and mortgage-backed securities and residential mortgage loans contain significant embedded options, which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including the current interest rate and interest rate index (if any) of the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed and adjustable-rate loans pursuant to the current relative levels and expectations of future short and long-term interest rates.

Investment securities, other than mortgage-backed securities and those with early call provisions, generally do not have significant embedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with such customers is generally predictable resulting in a dependable and uninterrupted source of funds. Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment by Community of FHLB borrowings and subordinated notes prior to maturity.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4.  Controls and Procedures
-----------------------------------------

Under the supervision and with the participation of Community's management, including its Chief Executive Officer and Chief Financial Officer, Community has evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Community's disclosure controls and procedures are adequate and effective to ensure that material information relating to Community and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared. There have not been any changes in Community's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Community's internal control over financial reporting.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 1 - Legal Proceedings
--------------------------

     The nature of the Community's business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of Community at this time.

Item 2 - Changes in Securities,  Use of Proceeds and Issuer  Purchases of Equity
--------------------------------------------------------------------------------
Securities
---------

     The following shares were purchased during the quarter as part of Community's Share Repurchase Program:

                                                           Avg Price         Shares Purchased               Capacity to
                                           Shares            Paid               as part of                   Purchase
         Date                            Purchased         Per Share        Repurchase Program              More Shares
         --------------------------------------------------------------------------------------------------------------
         01/1/04-01/31/04                     ---              ---                   ---                      231,834
         02/1/04-02/29/04                     ---              ---                   ---                      231,834
         03/1/04-03/31/04                  24,500           $30.49                24,500                      207,334


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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

 (a)          Exhibits
 ---------------------

3.1 Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1, attached to Community's registration on Form 8-A, filed on May 13,
     2002)
3.2 Amended By-Laws (Incorporated by reference to Exhibit 3.2, attached to Community's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 15, 2003)
4 Instruments defining the rights of the holders of trust capital securities sold by Community in December 2002 and in December 2003 are not attached, as the amount of such securities is less than 10% of the consolidated assets of Community and its subsidiaries, and the securities have not been registered. Community agrees to provide copies of such instruments to the SEC upon request.
10.1 Amended and Restated Salary Continuation Agreement of Eddie L. Dunklebarger
10.2 Salary Continuation Agreement of Donald F. Holt
10.3 Amended and Restated Salary Continuation Agreement of Robert W. Lawley
10.4 Amended and Restated Salary Continuation Agreement of Anthony N. Leo
10.5 Amended and Restated Salary Continuation Agreement of Jeffrey M. Seibert

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART II - Item 6 - Exhibits and Reports on Form 8-K (continued)
---------------------------------------------------------------


(a)          Exhibits (continued)
---------------------------------


10.6 Survivor Income Agreement, with Split Dollar Addendum thereto, of Donald F. Holt
31.1 Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2 Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1 Section 1350 Certification (Chief Executive Officer)
32.2 Section 1350 Certification (Chief Financial Officer)








(b)  Reports on Form 8-K
-------------------------

     Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2004:


     Report Dated January 21, 2004
     -----------------------------
     Registrant announced its earnings for the period ended December 31, 2003.

     Report Dated February 11, 2004
     ------------------------------
     Registrant announced the declaration of a first quarter cash dividend payable April 1, 2004 and a 5% stock dividend payable April 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              COMMUNITY BANKS, INC.
                                  (Registrant)


Date   May 10, 2004                                /s/ Eddie L. Dunklebarger
    -----------------------                        -----------------------------
                                                       Eddie L. Dunklebarger
                                                       Chairman and President
                                                      (Chief Executive Officer)

Date   May 10, 2004                                /s/ Donald F. Holt
    -----------------------                        -----------------------------
                                                       Donald F. Holt
                                                       Executive Vice President
                                                      (Chief Financial Officer)