Form 10-Q
period 2004-06-30
COMMUNITY BANKS INC /PA/
filed 2004-08-09
CIK 714710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                     0-15786
                                     -------
                            (Commission File Number)


                              COMMUNITY BANKS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


     PENNSYLVANIA                                      23-2251762
-----------------------                  ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)

   750 East Park Dr., Harrisburg, PA                      17111
----------------------------------------             --------------
(Address of principal executive offices)               (Zip Code)

                                 (717) 920-1698
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X             No
   ------------         ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X             No
   ------------         ------------


                Number of shares outstanding as of July 31, 2004

    CAPITAL STOCK-COMMON                                   12,193,000
    ---------------------                             --------------------
       (Title of Class)                                (Outstanding Shares)

                     COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX




         PART I - Financial Information                                                                            Page

         Item 1.     Financial Statements

               Consolidated Interim Balance Sheets                                                                    3
               Consolidated Interim Statements of Income                                                              4
               Consolidated Interim Statements of Changes in Stockholders' Equity                                     5
               Consolidated Interim Statements of Cash Flows                                                          6
               Notes to Consolidated Interim Financial Statements                                                  7-11

         Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                                   12-21

         Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                      22

         Item 4.     Controls and Procedures                                                                         23


         PART II - Other Information

         Item 1.     Legal Proceedings                                                                               24

         Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases                                     24
            of Equity Securities

         Item 3.     Defaults Upon Senior Securities                                                                 24

         Item 4.     Submission of Matters to a Vote of Security Holders                                             24

         Item 5.     Other Information                                                                               24

         Item 6.     Exhibits and Reports on Form 8-K                                                                25


         SIGNATURES                                                                                                  26


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands except per share data)

                                                                                 June 30,                 December 31,
                                                                                   2004                       2003
                                                                           -------------------        -------------------
      ASSETS                                                                   (Unaudited)

      Cash and due from banks                                              $            41,434        $            42,790
      Federal funds sold                                                                   ---                     17,097
                                                                           -------------------        -------------------
         Cash and cash equivalents                                                      41,434                     59,887
      Interest-bearing time deposits in other banks                                      2,803                      3,301
      Investment securities, available for sale                                        678,856                    646,961
      Loans held for sale                                                                  648                      6,067
      Loans:                                                                         1,161,368                  1,078,611
         Less:  Allowance for loans losses                                             (14,294)                   (13,178)
                                                                           -------------------        -------------------
              Net loans                                                              1,147,074                  1,065,433
      Premises and equipment, net                                                       25,002                     24,153
      Goodwill and identifiable intangible assets                                        4,976                      4,773
      Accrued interest receivable and other assets                                      60,268                     50,488
                                                                           -------------------        -------------------
              Total assets                                                 $         1,961,061        $         1,861,063
                                                                           ===================        ===================

      LIABILITIES

      Deposits
         Non-interest bearing                                              $           184,114        $           165,174
         Interest bearing                                                            1,113,256                  1,065,511
                                                                           -------------------        -------------------
              Total deposits                                                         1,297,370                  1,230,685
      Short-term borrowings                                                            110,475                     27,764
      Long-term debt                                                                   373,066                    411,422
      Subordinated debt                                                                 30,928                     30,928
      Accrued interest payable and other liabilities                                    13,087                     16,858
                                                                           -------------------        -------------------
              Total liabilities                                                      1,824,926                  1,717,657
                                                                           -------------------        -------------------

      STOCKHOLDERS' EQUITY

      Preferred stock, no par value; 500,000 shares
        authorized; no shares issued and outstanding                                       ---
      Common stock-$5.00 par value; 20,000,000 shares
         authorized; 12,422,000 and 11,851,000 shares issued                            62,108                     59,256
      Surplus                                                                           73,224                     57,563
      Retained Earnings                                                                 11,302                     24,297
      Accumulated other comprehensive income (loss),
         net of tax                                                                     (5,607)                     6,596
      Treasury stock; 210,000 and 203,000
         shares in 2004 and 2003, at cost                                               (4,892)                    (4,306)
                                                                           -------------------        -------------------
              Total stockholders' equity                                               136,135                    143,406
                                                                           -------------------        -------------------
              Total liabilities and stockholders' equity                   $         1,961,061        $         1,861,063
                                                                           ===================        ===================

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share data)


                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                              -------------------------------    --------------------------------
                                                                   2004              2003             2004              2003
                                                              --------------    -------------    --------------    --------------
   INTEREST INCOME:
      Loans, including fees                                   $      16,996     $     16,364     $      33,654     $     32,430
      Investment securities:
          Taxable                                                     5,091            4,595             9,653            9,572
          Tax exempt                                                  2,258            2,251             4,453            4,531
          Dividends                                                     511              512             1,063              958
      Other                                                              26                1                39                3
                                                              --------------    -------------    --------------    --------------
          Total interest income                                      24,882           23,723            48,862           47,494
                                                              --------------    -------------    --------------    --------------

   INTEREST EXPENSE:
      Deposits                                                        5,675            5,874            11,133           11,892
      Short-term borrowings                                             198              430               322              764
      Long-term debt                                                  4,428            4,214             9,009            8,381
      Subordinated debt                                                 377              181               755              365
                                                              --------------    -------------    --------------    --------------
          Total interest expense                                     10,678           10,699            21,219           21,402
                                                              --------------    -------------    --------------    --------------
          Net interest income                                        14,204           13,024            27,643           26,092
   Provision for loan losses                                            750              600             1,600            1,000
                                                              --------------    -------------    --------------    --------------
          Net interest income after provision for loan
          losses                                                     13,454           12,424            26,043           25,092
                                                              --------------    -------------    --------------    --------------

   NON-INTEREST INCOME:
      Investment management and trust services                          409              333               676              650
      Service charges on deposit accounts                             1,707            1,295             3,112            2,336
      Other service charges, commissions and fees                       775              776             1,677            1,530
      Investment security gains                                         844              500             2,176            1,547
      Insurance premium income and commissions                        1,025              848             1,679            1,258
      Mortgage banking activities                                       828              445             1,455              871
      Earnings on investment in life insurance                          412              443               777              772
      Other                                                             156              371               227              441
                                                              --------------    -------------    --------------    --------------
          Total non-interest income                                   6,156            5,011            11,779            9,405
                                                              --------------    -------------    --------------    --------------

   NON-INTEREST EXPENSES:
      Salaries and employee benefits                                  7,041            6,276            13,876           12,176
      Net occupancy                                                   1,995            1,778             4,028            3,544
      Marketing expense                                                 869              571             1,289            1,085
      Telecommunications expense                                        344              327               661              527
      Other                                                           2,713            2,437             4,991            4,846
                                                              --------------    -------------    --------------    --------------
          Total non-interest expenses                                12,962           11,389            24,845           22,178
                                                              --------------    -------------    --------------    --------------

          Income before income taxes                                  6,648            6,046            12,977           12,319
   Income taxes                                                       1,211            1,070             2,365            2,242
                                                              --------------    -------------    --------------    --------------
          Net income                                          $       5,437     $      4,976     $      10,612     $     10,077
                                                              ==============    =============    ==============    ==============

   CONSOLIDATED PER SHARE DATA:
      Basic earnings per share                                $         .45     $        .41     $         .87     $        .83
      Diluted earnings per share                              $         .43     $        .40     $         .84     $        .81
      Dividends declared                                      $         .17     $        .16     $         .33     $        .31

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)



                                                                                              Accumulated
                                                                                                 Other
                                                                                             Comprehensive
                                        Outstanding      Common                 Retained        Income      Treasury      Total
                                          Shares         Stock       Surplus    Earnings        (Loss)        Stock       Equity
                                        -----------   --------------------------------------------------------------   -----------
Balance, January 1, 2003                    9,151     $   47,053   $   46,418   $  35,344   $       6,538   $ (6,191)  $   129,162
Comprehensive income:
    Net income                                                                     10,077                                   10,077
    Unrealized gain on securities,
      net of reclassification
      adjustment and tax effect                                                                     7,088                    7,088
                                                                                                                       -----------
    Total comprehensive income                                                                                              17,165
Cash dividends                                                                     (3,750)                                  (3,750)
5% stock dividend                             458          2,346       10,612     (12,984)                                     (26)
Purchases of treasury
stock                                        (100)                                                            (2,822)       (2,822)
Exercise of common stock options
    and issuances under stock
    purchase plan                             107            (11)                    (590)                     2,646         2,045
Tax benefits from employee stock
    transactions                                                          288                                                  288
                                        -----------   --------------------------------------------------------------   -----------

Balance, June 30, 2003                      9,616     $   49,388   $   57,318   $  28,097   $      13,626   $ (6,367)  $   142,062
                                        ===========   ==============================================================   ===========




Balance, January 1, 2004                   11,648     $   59,256   $   57,563   $  24,297   $       6,596   $ (4,306)  $   143,406
Comprehensive income (loss):
    Net income                                                                     10,612                                   10,612
    Unrealized loss on securities,
      net of reclassification
      adjustment and tax effect                                                                  (12,203)                  (12,203)
                                                                                                                       -----------
    Total comprehensive income (loss)                                                                                       (1,591)
Cash dividends                                                                     (4,065)                                  (4,065)
5% stock dividend                             584          2,953       15,103     (18,085)                                     (29)
Stock split  paid in the form of a
    20% stock dividend (fractional
    shares)                                                   (4)                     (25)                                     (29)
Purchases of treasury stock                  (102)                                                            (3,036)       (3,036)
Exercise of common stock options
    and issuances under stock
    purchase plan                              82            (97)                  (1,432)                     2,450           921
Tax benefits from employee stock
    transactions                                                          558                                                  558
                                        -----------   --------------------------------------------------------------   -----------

Balance, June 30, 2004                     12,212     $   62,108   $   73,224   $  11,302   $      (5,607)  $ (4,892)  $   136,135
                                        ===========   ==============================================================   ===========

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                   ----------------------------------------
                                                                                         2004                    2003
                                                                                   ----------------------------------------

    Operating Activities:
       Net income                                                                  $          10,612       $         10,077
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Provision for loan losses                                                               1,600                  1,000
       Depreciation and amortization                                                           1,641                  1,532
       Amortization of security premiums and discounts, net                                      607                  1,436
       Investment security gains                                                              (2,176)                (1,547)
       Loans originated for sale                                                              (6,601)               (39,711)
       Proceeds from sales of loans                                                           12,297                 45,284
       Gains on loan sales                                                                      (277)                  (871)
       Earnings on investment in life insurance                                                 (777)                  (772)
       Change in other assets, net                                                             3,058                  4,219
       Change in accrued interest payable and other liabilities, net                          (3,175)                (3,946)
                                                                                   -----------------       ----------------
            Net cash provided by operating activities                                         16,809                 16,701
                                                                                   -----------------       ----------------

    Investing Activities:
       Net (increase) decrease in interest-bearing time deposits
         in other banks                                                                          498                    (89)
       Proceeds from sales of investment securities                                           69,049                110,442
       Proceeds from maturities of investment securities                                      83,196                 73,013
       Purchases of investment securities                                                   (201,484)              (218,154)
       Net increase in total loans                                                           (83,780)              (100,170)
       Investment in life insurance                                                           (5,000)                   ---
       Net additions to premises and equipment                                                (2,261)                (1,448)
       Other                                                                                    (282)                  (322)
                                                                                   -----------------       ----------------
           Net cash used by investing activities                                            (140,064)              (136,728)
                                                                                   -----------------       ----------------

    Financing Activities:
       Net increase in deposits                                                               66,685                 61,312
       Net increase in short-term borrowings                                                  57,711                 86,890
       Repayment of long-term debt                                                           (13,356)                (1,421)
       Cash dividends and cash paid in lieu of fractional shares                              (4,123)                (3,750)
       Purchases of treasury stock                                                            (3,036)                (2,822)
       Proceeds from issuance of common stock                                                    921                  2,045
                                                                                   -----------------       ----------------
           Net cash provided by financing activities                                         104,802                142,254
                                                                                   -----------------       ----------------

           Increase (decrease) in cash and cash equivalents                                  (18,453)                22,227

    Cash and cash equivalents at beginning of period                                          59,887                 36,137
                                                                                   -----------------       ----------------
    Cash and cash equivalents at end of period                                     $          41,434       $         58,364
                                                                                   =================       ================

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

Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

         (Dollars in thousands, except per share data)

                                                                     Three Months Ended                Six Months Ended
                                                                           June 30,                        June 30,
                                                                     2004            2003            2004            2003
                                                                 ---------------------------     ----------------------------

         Net income, as reported                                 $     5,437     $    4,976      $    10,612     $    10,077
         Deduct:  Total stock-based compensation
           expense determined under fair value based
           method for all awards, net of related tax effect              322            187              644             373
                                                                 ------------    -----------     ------------    -------------
                                                                 ------------    -----------     ------------    -------------

         Pro forma net income                                    $     5,115     $    4,789      $     9,968     $     9,704
                                                                 ============    ===========     ============    =============
                                                                 ============    ===========     ============    =============

         Earnings per share:
           Basic - as reported                                   $       .45     $      .41      $       .87     $       .83
           Basic - pro forma                                     $       .41     $      .39      $       .81     $       .80

           Diluted - as reported                                 $       .43     $      .40      $       .84     $       .81
           Diluted - pro forma                                   $       .41     $      .38      $       .79     $       .78

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)


Comprehensive Income (Loss):

The components of other comprehensive income (loss) and related tax effects for periods ended June 30 are as follows (in thousands):

                                                                Three Months Ended                   Six Months Ended
                                                                     June 30,                            June 30,
                                                         --------------------------------    --------------------------------
                                                              2004              2003              2004              2003
                                                         --------------------------------    --------------------------------

              Unrealized holding gains (losses)
                   on available-for-sale securities      $    (24,096)     $     12,275      $    (16,598)     $     12,451
              Reclassification adjustments for
                   gains included in net income                  (844)             (500)           (2,176)           (1,547)
                                                         --------------    --------------    --------------    --------------
              Net unrealized gains (losses)                   (24,940)           11,775           (18,774)           10,904
              Tax effect                                        8,729            (4,121)            6,571            (3,816)
                                                         --------------    --------------    --------------    --------------

                                                         $    (16,211)     $      7,654      $    (12,203)     $      7,088
                                                         ==============    ==============    ==============    ==============

The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows (in thousands):


                                                                             June 30,           December 31,
                                                                               2004                2003
                                                                         ----------------    ----------------
               Net unrealized gain (loss) on
                    available-for-sale securities                        $        (5,428)    $        13,347
               Tax effect                                                          1,900              (4,672)
                                                                         ----------------    ----------------
                    Net-of-tax amount                                             (3,528)              8,675
                                                                         ----------------    ----------------

               Unfunded pension liability                                         (3,199)             (3,199)
               Tax effect                                                          1,120               1,120
                                                                         ----------------    ----------------
                    Net-of-tax amount                                             (2,079)             (2,079)
                                                                         ----------------    ----------------

               Accumulated other comprehensive income (loss)             $        (5,607)    $         6,596
                                                                         ================    ================

Reclassifications - Certain amounts reported in the prior year have been reclassified to conform with the 2004 presentation. These reclassifications did not impact the Corporation's financial condition or results of operations.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

2.  Allowance for loan losses:
    --------------------------

Changes in the allowance for loan losses are as follows (in thousands):


                                                         Six Months Ended          Year Ended          Six Months Ended
                                                             June 30,              December 31,             June 30,
                                                               2004                   2003                   2003
                                                         ----------------        ----------------      ----------------

          Balance, January 1                             $        13,178         $        12,343       $        12,343
          Provision for loan losses                                1,600                   2,500                 1,000
          Loan charge-offs                                        (1,202)                 (2,839)                 (796)
          Recoveries                                                 718                   1,174                   375
                                                         ----------------        ----------------      ----------------
          Balance, end of period                         $        14,294         $        13,178       $        12,922
                                                         ================        ================      ================



The following table summarizes period-end risk elements (in thousands):

                                                             June 30,              December 31,            June 30,
                                                               2004                    2003                  2003
                                                         ----------------        ----------------      ----------------

          Non-accrual loans                              $         6,244         $         8,151       $        11,281
          Foreclosed real estate                                   1,788                   4,865                   359
                                                         ----------------        ----------------      ----------------
               Total non-performing assets                         8,032                  13,016                11,640
          Accruing loans 90 days past due                             32                      90                    61
                                                         ----------------        ----------------      ----------------

          Total risk elements                            $         8,064         $        13,106       $        11,701
                                                         ================        ================      ================

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

3.  Earnings Per Share:
    -------------------

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding as a result of converting common stock equivalents, calculated using the treasury stock method. Common stock equivalents consist solely of outstanding stock options.

Earnings per share for the three months and six months ended June 30, 2004 and 2003 have been computed as follows (in thousands, except per share data):

                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                             ---------------------------    ---------------------------
                                                                 2004            2003           2004            2003
                                                             ------------    -----------    ------------    -----------

        Net income                                           $     5,437     $    4,976     $    10,612     $   10,077
                                                             ============    ===========    ============    ===========

        Weighted average shares outstanding  (basic)              12,244         12,127          12,258         12,111
        Effect of dilutive stock options                             343            306             361            290
                                                             ------------    -----------    ------------    -----------

        Weighted average shares outstanding  (diluted)            12,587         12,433          12,619         12,401
                                                             ============    ===========    ============    ===========

        Per share information:
            Basic earnings per share                         $      0.45     $     0.41     $      0.87     $     0.83
            Diluted earnings per share                              0.43           0.40            0.84           0.81

Per share and number of share amounts reflect stock splits and dividends.


4.   Guarantees:
     -----------

Community does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Community to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Community generally holds collateral and/or personal guarantees supporting these commitments. Community had issued $36.0 million of standby letters of credit as of June 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2004, for guarantees under standby letters of credit issued is not material.

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

In the first quarter of 2004, as a result of applying the provisions of FIN 46, which represents new accounting guidance governing the consolidation of an equity interest, Community was required to deconsolidate the trusts from its consolidated financial statements. Prior periods have been restated. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on Community's financial statements or liquidity position since Community continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the capital securities issued by the trusts. Community's total debt obligation related to the trusts did increase, however, from $30 million to $30.9 million upon deconsolidation, with the difference representing Community's common ownership interest in the trusts, which is now reported in "Other assets."

For regulatory reporting purposes, the Federal Reserve Board has an outstanding proposal under which Trust Preferred Securities will continue to qualify as Tier 1 Capital subject to new restrictions. It is anticipated that Community will continue to meet its minimum capital requirements under the proposed rule.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations
---------------------


Overview

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Community. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise indicated. In addition, income statement comparisons are based on the first six months of 2004 compared to the same period of 2003 unless otherwise indicated. Per share and number of share amounts reflect stock splits and dividends.

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

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.    Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
-------------------------------------

SUMMARY OF FINANCIAL RESULTS
----------------------------

Earnings for the second quarter of 2004 rose to $0.43 per share, an 8% increase over $0.40 recorded in the second quarter of 2003. Net income for the quarter rose to $5.4 million versus $5.0 in the second quarter of the previous year, a quarter-to-quarter increase of 9%. Return on average assets and return on average equity reached 1.11% and 15.37%, respectively, for the quarter.

For the first six months of 2004, earnings grew at a slightly less robust pace than the quarterly comparisons. Earnings per share grew to $0.84 for the first half of 2004 compared to $0.81 in the same period of 2003, an increase of just under 4%. Net income for the period grew to $10.6 million compared to $10.1 million in 2003.

In spite of an uncertain economic and political climate, operating results for the periods ended June 30, 2004 reflected meaningful improvement in a number of key performance areas. Growth in average balances between the second quarter of 2003 and 2004 resulted in an increase in loans and deposits of 16% and 13%, respectively. Balances at the end of June for loans and deposits reached $1.2 billion and $1.3 billion, respectively. Additionally, critical metrics associated with asset quality within the loan portfolio continued to reflect improving trends, including reduced levels of nonperforming assets and declining net charge offs. At the same time, the allowance for loan losses continues to provide adequate coverage over credit risk inherent in the portfolio.

For the first time in several quarters Community recorded a slight improvement in net interest margin, or the difference between the yield on earning assets and the cost of funding sources. More recent changes in interest rate indices have the potential for financial institutions such as CommunityBanks to increase the spread between asset yields and funding sources.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
-------------------------------------

RESULTS OF OPERATIONS

Six months ended June 30, 2004, compared to six months ended June 30, 2003
--------------------------------------------------------------------------

Overview

Net income for the six months ended June 30, 2004, was $10.6 million compared to $10.1 million in 2003, an increase of $.5 million or 5%. Diluted earnings per share were $.84 for 2004 and $.81 for 2003, resulting in a return on average assets of 1.11% for 2004 versus 1.17% for 2003. The return on average stockholders' equity was 14.74% for 2004 compared to 15.21% for 2003, while the return on average realized equity was 15.26% for 2004 and 16.18% for 2003.


Net Interest Income

The following table compares net interest income and net interest margin components between the first six months of 2004 and 2003 (dollars in thousands):

                       Net Interest Margin - Year to Date
                       ----------------------------------

      (dollars in thousands)                              June 30, 2004                              June 30, 2003
      ------------------------------------    ---------------------------------------    ----------------------------------------
                                                                FTE         Average                        FTE         Average
                                                             Interest        Rate                        Interest       Rate
                                                Average       Income/       Earned/        Average        Income/      Earned/
                                                Balance       Expense        Paid          Balance        Expense       Paid
      ------------------------------------    ---------------------------------------    ----------------------------------------
      Federal funds sold and interest-        $    9,179    $       39          0.85%    $    1,036    $        3           0.58%
            bearing deposits in banks
      Investment securities                      686,825        17,966          5.26%       690,800        17,862           5.21%
      Loans - commercial                         398,176        11,098          5.61%       319,833        10,086           6.36%
             - commercial real estate            292,703         8,783          6.03%       261,183         8,731           6.74%
             - residential real estate            96,397         3,249          6.78%       105,847         4,019           7.66%
             - consumer (1)                      335,639        10,989          6.58%       264,149         9,900           7.56%
      ------------------------------------    ---------------------------------------    ----------------------------------------
      Total earning assets                    $1,818,919    $   52,124          5.76%    $1,642,848    $   50,601           6.21%
      ------------------------------------    ---------------------------------------    ----------------------------------------

      Deposits - savings and NOW accounts     $  486,839    $    2,016          0.83%    $  371,733    $    1,562           0.85%
              -  time                            625,433         9,117          2.93%       613,683        10,330           3.39%
      Short-term borrowings                       67,677           322          0.96%       110,751           764           1.39%
      Long-term debt                             388,952         9,009          4.66%       319,906         8,381           5.28%
      Subordinated debt                           30,928           755          4.91%        15,464           365           4.76%
      ------------------------------------    ---------------------------------------    ----------------------------------------
      Total interest-bearing liabilities      $1,599,829    $   21,219          2.67%    $1,431,537    $   21,402           3.01%
      ------------------------------------    ---------------------------------------    ----------------------------------------

      Interest income to earning assets                                         5.76%                                       6.21%
      Interest expense to paying
      liabilities                                                               2.67%                                       3.01%
      ------------------------------------    ---------------------------------------    ----------- ----------------------------
      Interest spread                                                           3.09%                                       3.20%
      Impact of non-interest funds                                              0.33%                                       0.39%
      ------------------------------------    ---------------------------------------    ----------------------------------------
      Net interest margin                                   $   30,905          3.42%                  $   29,199           3.59%
      ------------------------------------    ---------------------------------------    ----------------------------------------

        (1) Education loans held for sale are included in consumer loan earning assets.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
--------------------------------------

Interest Income /Earning Assets

Interest income totaled $52.1 million in 2004, slightly ahead of the $50.6 million recorded in 2003, despite an earning asset yield decline from 6.21% to 5.76%. Earning assets increased from $1.64 billion to $1.82 billion and helped to offset the effect of lower earning asset yields. From 2003 to 2004, earning assets grew $176 million, with an increase of $172 million in loans and a decrease of $4 million in investment securities. Growth in loans was funded principally by an increase in deposits.

Interest Expense / Funding Sources

Interest expense on deposits declined, contributing to the increase in net interest income. The rate environment that generated modest improvement in interest income also enabled Community to marginally reduce its overall funding costs from $21.4 million in 2003 to $21.2 million in 2004 while interest-bearing deposits grew by nearly $127 million. The majority of this increase occurred in savings, Power Checking and other accounts that were responsive to customer preferences for liquidity.

At various times during 2003, Community increased its long-term borrowings, which are composed principally of term funding available through the Federal Home Loan Bank program. Community experienced a 25% increase in long-term funding, which included the $15 million in trust preferred instruments issued at the end of 2003.

Interest Spread and Net Interest Margin

As a result of rate trends and other dynamics specific to its balance sheet, Community reported a decline in net interest spread from 3.20% in 2003 to 3.09% in 2004, and a decline in net interest margin from 3.59% to 3.42% over the same period. The decline in margin was also linked to the impact of reduced contribution from non-interest funding sources, which declined from 0.39% to 0.33%.


Provision for Loan Losses

The provision for loan losses increased from $1.0 million for the six months ended June 30, 2003, to $1.6 million for 2004 while the relationship of the allowance for loan losses to loans declined from 1.29% at June 30, 2003 to 1.23% at June 30, 2004. The provision and the level of the allowance were responsive to the changing credit quality conditions of both seasoned loans and the incremental risk identified within a growing loan portfolio. Net charge-offs during the first six months of 2004 were $.5 million, or 0.09% of average loans annualized.


Non-Interest Income

Non-interest income totaled $11.8 million for the six months ended June 30, 2004, an increase of $2.4 million, or 25%, from $9.4 million reported for 2003. Excluding investment securities gains, non-interest income increased $1.7 million, or 22%. The growth of non-interest income reflected important steps undertaken in 2003 to solidify and expand Community's integrated businesses and complementary banking services.

A substantial increase in fees occurred in the area of service charges on deposits. Income was $3.1 million for 2004, an increase of 33% over 2003 results. In the first quarter of 2003, Community initiated a new service known as "Overdraft Honor." Under this carefully designed program, customers who so choose now have access to a service that facilitates payment of periodic overdraft items while simultaneously avoiding adverse credit history events. Fees from these services, which were not provided prior to 2003, coupled with considerable growth in the number of new checking accounts, were responsible for virtually all of the increase in this category.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
--------------------------------------

Other service charges totaled $1.7 million for 2004, an increase of 10% from the same period in 2003. Other service charges include interchange fees from Community's ATM network and debit card transactions. Nearly all of the increase in these sources of fee income resulted from increased usage and growing consumer acceptance of electronic mediums as a substitute for cash or paper check-based transactions.

Investment security gains were $2.2 million for 2004, compared to $1.5 million for 2003. Improvements in the valuation of Community's bank equity portfolio produced increased realized security gains.

Insurance premiums and commissions include agency-based commissions from commercial and personal lines, fees from credit reinsurance activities related to consumer lending, and the revenue from title insurance and settlement activities conducted through Community's title insurance subsidiary. Income reported for 2004 totaled $1.7 million, an increase of $400 thousand over the $1.3 million reported for 2003. The increase was related to an overall increase in mortgage loan originations, the addition of the ABCO franchise at the beginning of the second quarter of 2003 and to the acquisitions of insurance agencies later in 2003.

Mortgage banking income increased $600 thousand, or 67%, to $1.5 million for 2004. The increase is attributable to activity generated from the acquisition of Erie Financial Group, Ltd., a mortgage broker service, in July, 2003. Community has more than doubled its capacity to originate mortgages with the acquisition of Erie and has become a more significant and efficient competitor in its core and extended Maryland markets.

Non-Interest Expenses

Total non-interest expenses reached $24.9 million for the six months ended June 30, 2004, and reflected a 12% increase, or $2.7 million, from the $22.2 million recorded in 2003. Comparisons between 2004 and 2003 were influenced by the acquisitions of integrated businesses acquired in the second half of 2003, for which a full six months of expenses were included in 2004. Comparisons to the most recent prior quarter yielded only modest increases.

Salaries and employee benefits totaling $13.9 million for 2004, represented 56% of operating costs, and increased $1.7 million, or 14%, compared to 2003. The increase was affected by a number of factors, including: the annual merit increase; employees added through the expansion of Community's office network and its fee-based activities; and the acquisitions of Abstracting Company of York County in April 2003, Erie Financial Group, Ltd., in July 2003, and Your Insurance Partnership in September 2003.

Occupancy expenses were $4.0 million for 2004, an increase of $.5 million, or 14%, over 2003 and similarly includes the effect of branch expansion and corporate acquisitions.

Marketing expenses increased $204 thousand, or 19%, to a total of $1.3 million for 2004, versus 2003. During the first half of 2003, increased marketing and promotional efforts had been undertaken to increase Community's market share in new markets and to preserve and extend share in its legacy communities. Those increased efforts have carried over to 2004 as Community continues to execute a targeted strategic marketing campaign that includes radio, billboard, direct mail, and television mediums.

Telecommunications expenses increased $134 thousand, or 25%, from 2003 to 2004, for costs associated with upgrades of existing systems and increased costs for the growing office network.

Income Taxes

Income tax expense for the six months ended June 30, 2004, totaled $2.4 million, resulting in an effective tax rate of 18.2%, which was the same effective rate for 2003. The relative mix of tax exempt income influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal tax rate for corporations.

COMMUNITY BANKS,
INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
--------------------------------------

RESULTS OF OPERATIONS
---------------------

Quarter ended June 30, 2004, compared to quarter ended June 30, 2003
--------------------------------------------------------------------

Overview

Net income for the second quarter of 2004 increased $461,000, or 9%, in comparison to net income for the second quarter of 2003. Diluted earnings per share increased $.03, or 8%, to $.43 for 2004, from $.40 for 2003. Net income of $5.4 million for 2004 resulted in an annualized return on average assets of 1.11% and an annualized return on average stockholders' equity of 15.37%.


Net Interest Income


                                           Net Interest Margin - Quarter to Date
                                           -------------------------------------

      (dollars in thousands)                              June 30, 2004                              June 30, 2003
      ------------------------------------    ---------------------------------------    ---------------------------------------
                                                                FTE         Average                        FTE        Average
                                                              Interest        Rate                      Interest        Rate
                                                Average       Income/       Earned/        Average       Income/      Earned/
                                                Balance       Expense        Paid          Balance       Expense       Paid
      ------------------------------------    ---------------------------------------    ---------------------------------------
      Federal funds sold and interest-        $   11,960    $       26          0.87%    $      914    $       1          0.44%
         bearing deposits in banks
      Investment securities                      701,904         9,268          5.31%       695,395        8,763          5.05%
      Loans - commercial                         402,566         5,516          5.51%       334,026        5,137          6.17%
            - commercial real estate             302,104         4,574          6.09%       271,094        4,422          6.54%
            - residential real estate             95,009         1,574          6.66%       103,291        1,943          7.55%
            - consumer (1)                       340,942         5,563          6.56%       274,439        5,046          7.37%
      ------------------------------------    ---------------------------------------    ---------------------------------------
      Total earning assets                    $1,854,485    $   26,521          5.75%    $1,679,159    $  25,312          6.05%
      ------------------------------------    ---------------------------------------    ---------------------------------------

      Deposits - savings and NOW accounts     $  516,409    $    1,127          0.88%    $  386,797    $     807          0.84%
              -  time                            629,837         4,548          2.90%       614,035        5,067          3.31%
      Short-term borrowings                       83,333           198          0.96%       125,384          430          1.38%
      Long-term debt                             367,757         4,428          4.84%       319,550        4,214          5.29%
      Subordinated debt                           30,928           377          4.90%        15,464          181          4.49%
      ------------------------------------    ---------------------------------------    ---------------------------------------
      Total interest-bearing liabilities      $1,628,264    $   10,678          2.64%    $1,461,230    $  10,699          2.94%
      ------------------------------------    ---------------------------------------    ---------------------------------------

      Interest income to earning assets                                         5.75%                                     6.05%
      Interest expense to paying
      liabilities                                                               2.64%                                     2.94%
      ------------------------------------    ---------------------------------------    ---------------------------------------
      Interest spread                                                           3.11%                                     3.11%
      Impact of non-interest funds                                              0.33%                                     0.38%
      ------------------------------------    ---------------------------------------    ---------------------------------------
      Net interest margin                                   $   15,843          3.44%                  $  14,613          3.49%
      ------------------------------------    ---------------------------------------    ---------------------------------------

        (1) Education loans held for sale are included in consumer loan earning assets.


Interest income increased from the $25.3 million recorded in 2003 to $26.5 million in 2004, with an increase in earning assets from $1.68 billion to $1.85 billion offset by a decline in earning asset yields from 6.05% to 5.75%. Loans grew $158 million and were principally funded by a $145 million increase in deposits.

Interest   expense  on   deposits   remained   steady,   with  an   increase  in
interest-bearing liabilities offset by a decrease in rates from 2.94% to 2.64%.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
-------------------------------------

Net interest spread was 3.11% for each quarter, with a reduced contribution from non-interest funding sources resulting in a decrease in net interest margin from 3.49% in 2003 to 3.44% in 2004.


Provision for Loan Losses

The provision for loan losses increased from $600 thousand for the quarter ended June 30, 2003, to $750 thousand for 2004 based on management's quarterly review of the loan portfolio and its assessment of loan quality; identification of impaired loans; analysis of delinquencies and loan growth; evaluation of potential charge-offs and recoveries; and assessment of general economic conditions.


Non-Interest Income

Non-interest income increased from $5.0 million for the quarter ended June 30, 2003, to $6.2 million for the quarter ended June 30, 2004. Excluding investment securities gains, non-interest income increased $801 thousand, or 18%. Factors contributing to changes between 2003 and 2004 are substantially the same as those discussed above in the comparison of year-to-date results.

Investment management and trust services income totaled $409 thousand, an increase of $76 thousand, or 23%, over 2003, reflecting a general increase in income related to Community's limited trust department activities as well as from the sale of additional investment products.

Income from service charges on deposit accounts increased 32%, from $1.3 million in 2003 to $1.7 million in 2004, reflecting primarily the "Overdraft Honor" service started in the first quarter of 2003.

Investment security gains were $844 thousand for 2004, compared to $500 thousand for 2003. The gains recorded in 2004 were principally related to sales of bank equity holdings.

Insurance premiums and commissions income reported for 2004 totaled $1.0 million, an increase of $177 thousand over 2003. Income from insurance agencies acquired after the second quarter of 2003 contributed to the increase.

Mortgage banking income increased $383 thousand, or 86%, to $828 thousand for 2004. The increase is attributable to activity generated from the acquisition of Erie Financial Group, LTD, in July, 2003.

Non-Interest Expenses

Non-interest expenses totaled $13.0 million for the quarter ended June 30, 2004, and reflected a 14% increase, or $1.6 million, from the $11.4 million recorded in 2003. Factors contributing to changes between 2004 and 2003 are substantially the same as those discussed above in the comparison of year-to-date results, including the influence of integrated businesses acquired in the second half of 2003, for which a full six months of expenses was included in 2004.

Salaries and employee benefits totaling $7.0 million for 2004, represented 54% of operating costs, and increased $765 thousand, or 12%, compared to 2003.

Occupancy expenses were $2.0 million for 2004, an increase of $217 thousand, or 12%, over 2003.

Marketing expenses increased $298 thousand, or 52%, to a total of $869 thousand for 2004 versus 2003, for continued expansion of marketing and promotional efforts.

Other non-interest expenses increased $276 thousand, or 11%, to $2.7 million for 2004 compared to 2003.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
-------------------------------------

Income Taxes

Income tax expense for the quarter ended June 30, 2004, totaled $1.2 million, resulting in an effective tax rate of 18.2%, which was similar to the effective rate of 17.7% for 2003. The relative mix of tax exempt income influences the effective income tax rate.


FINANCIAL CONDITION
-------------------

The average balance sheets for the six months ended June 30, 2004 and 2003 were as follows (dollars in thousands):

                                                                   June 30,                            Change
                                                      ---------------------------------      --------------------------
                                                            2004              2003               Volume             %
           ------------------------------------------------------------------------------------------------------------
           Cash and due from banks                    $         35,215   $       35,187      $          28         ---
           Federal funds sold and other                          9,179            1,036              8,143         786
           Investments                                         686,825          690,800             (3,975)          1
           Loans held for sale                                   4,151            8,335             (4,184)        (50)
           Loans                                             1,119,358          947,413            171,945          18
           Allowance for loan losses                            13,828           12,750              1,078           8
           ------------------------------------------------------------------------------------------------------------
           Net loans                                         1,105,530          934,663            170,867          18
           Goodwill and identifiable intangibles                 4,800            1,953              2,847         146
           Other assets                                         83,627           69,629             13,998          20
           ------------------------------------------------------------------------------------------------------------

           Total assets                               $      1,929,327   $    1,741,603      $     187,724          11
           ============================================================================================================

           Noninterest-bearing deposits               $        170,700   $      163,674      $       7,026           4
           Interest-bearing deposits                         1,112,272          985,416            126,856          13
           Short-term borrowings                                67,677          110,751            (43,074)        (39)
           Long-term debt                                      388,952          319,906             69,046          22
           Subordinated debt                                    30,928           15,464             15,464         100
           Other liabilities                                    13,980           12,747              1,233          10
           ------------------------------------------------------------------------------------------------------------

           Total liabilities                                 1,784,509        1,607,958            176,551          11
           ------------------------------------------------------------------------------------------------------------

           Stockholders' equity                                144,818          133,645             11,173           8
           ------------------------------------------------------------------------------------------------------------

           Total liabilities and stockholders'
           equity                                     $      1,929,327   $    1,741,603      $     187,724          11
           ============================================================================================================


Average loans reached $1.1 billion at June 30, 2004, an 18 % increase over the $947 million of average loans recorded at June 30, 2003. The following presentation of average loans at June 30 is an indication of the relative mix of loans included in the portfolio (dollars in thousands):

                                                                                                   Change
                                                          2004              2003           Amount            %
               --------------------------------------------------------------------------------------------------
               --------------------------------------------------------------------------------------------------
               Commercial                          $        398,176   $       319,833   $      78,343       25%
               Commercial real estate                       292,703           261,183          31,520       12%
               Residential real estate                       96,397           105,847          (9,450)     (9)%
               Consumer                                     332,082           260,550          71,532       27%
               --------------------------------------------------------------------------------------------------
               --------------------------------------------------------------------------------------------------
                    Total                          $      1,119,358   $       947,413   $     171,945       18%
               ==================================================================================================

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
--------------------------------------

Commercial borrowing began to increase during the second quarter of 2003, leveled off in the fourth quarter, then resumed in the first and second quarter of 2004. After the end of the first quarter of 2003, declines in interest rate trends caused many borrowers to reevaluate their existing credit arrangements in search of improved funding terms and more responsive credit relationships. Community has consistently made efforts to position itself in the marketplace to ensure its ability to compete with large and small competitors alike. As a result, Community was able to increase both its commercial and commercial real estate portfolios by nearly $110 million on an aggregate basis. Much of the growth in the commercial sector was attributed to Community's ability to acquire existing market share since business lending has been constrained on both a national level and in certain segments of Community's market. A portion of this growth also can be attributed to the addition of certain key lending personnel made available as a result of mergers of local financial institutions by out-of-market acquirers.

Significant growth also occurred in consumer lending, which grew by $72 million between June 30, 2003, and June 30, 2004, particularly in home equity lending. As part of Community's effort to increase its visibility in core markets, a concerted effort was made to become a more effective consumer lender, including substantial increases in marketing and advertising efforts. Consumer demand for credit was aided by the high levels of consumer confidence and improved credit affordability experienced in the current interest rate environment. These efforts were also aided by the growth achieved as a result of the expansion of the office network and sales efforts over the last several years.

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

Deposit balances remain the primary source of funding. Growth of nearly 12% was recognized, as indicated by the following summary of average balances at June 30 (dollars in thousands):

                                                                                                  Change
                                                           2004             2003           Amount          %
                    -------------------------------------------------------------------------------------------
                    Demand                            $       170,700  $       163,674  $      7,026       4%
                    Savings & NOW accounts                    486,839          371,733       115,106      31%
                    Time                                      506,177          501,335         4,842       1%
                    Time $100,000 or more                     119,256          112,348         6,908       6%
                    -------------------------------------------------------------------------------------------
                                                      $     1,282,972  $     1,149,090  $    133,882      12%
                    ===========================================================================================

Deposit growth occurred primarily in savings and NOW deposits; more specifically Community's Power Checking account. This account, with characteristics of both a money market and checking account, grew steadily throughout 2003 and 2004. At the same time, longer term time deposit growth was relatively flat. Consumer preferences were clearly weighted in favor of maintaining adequate liquidity in anticipation of a gradual rise in rates. Downward pressure on rates, combined with lack of confidence in other more risky investment vehicles, increased consumer preference for the flexibility, liquidity and guaranteed return provided by these accounts.

Beginning in the latter part of 2003, Community extended the maturities of overnight borrowings through the Federal Home Loan Bank to take advantage of lower long-term rates on longer borrowings.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
-------------------------------------

Capital

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

Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. All regulatory capital guidelines are now based upon a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. Such regulatory guidelines are continually under review and are expected to undergo some change as a result of the Basel II capital accords which are currently under review by U.S. banking regulators. The following table provides the risk-based capital positions of Community and its banking subsidiary, Community Banks, at June 30, 2004, along with a comparison to the various current regulatory capital requirements:

                                                                      June 30,       Regulatory         "Well
                                                                        2004          Minimum        Capitalized"
                                                                    ---------------------------------------------
                   Leverage ratio
                       Community Banks, Inc.                            8.41%            4%              n/a
                       Community Banks                                  7.59%            4%              5%

                   Tier 1 capital ratio
                       Community Banks, Inc.                           11.22%            4%              n/a
                       Community Banks                                 10.12%            4%              6%

                   Total risk-based capital ratio
                       Community Banks, Inc.                           12.20%            8%              n/a
                       Community Banks                                 11.10%            8%              10%

At June 30, 2004, total stockholders' equity reflected accumulated other comprehensive loss of $5.6 million compared to accumulated other comprehensive income of $6.6 million at December 31, 2003. This decrease can be attributed to the change in the net unrealized gain(loss) on investment securities available for sale, net of taxes, and is considered a temporary impairment due to the influence of increasing interest rates.


Off-Balance-Sheet Commitments


Financial instruments with off-balance-sheet risk at June 30, 2004, are as follows (in thousands):

                                                                             Contract Amount
                                                                             ---------------
                     Commitments to fund loans                               $       118,469
                     Unused lines of credit                                  $       311,497
                     Standby letters of credit                               $        35,960
                     Unadvanced portions of construction loans               $        38,435


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

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at June 30, 2004.

           Interest Rate Sensitivity
           -----------------------------------------------------------------------------------------------------------
                                                1-90          90-180         180-365        1 year or
           Dollars in thousands                 days           days           days            more           Total
           -----------------------------------------------------------------------------------------------------------
           Assets
           Interest-bearing deposits in
           other banks                      $       2,803  $         ---  $         ---   $         ---  $       2,803
           Loans held for sale(1)                     ---            ---            ---             235            235
           Investment securities                  117,662         44,014         55,041         462,138        678,856
           Loans(2)                               420,106         69,170        102,159         569,934      1,161,368
           -----------------------------------------------------------------------------------------------------------
           Earning assets                         540,571        113,184        157,200       1,032,307      1,843,262
           Non-earning assets                         412            ---            ---         117,387        117,799
           -----------------------------------------------------------------------------------------------------------
           Total assets                     $     540,983  $     113,184  $     157,200   $   1,149,694  $   1,961,061
           -----------------------------------------------------------------------------------------------------------

           Liabilities
           Savings                          $     255,819  $         ---  $         ---   $     243,825  $     499,644
           Time                                   107,281         79,484        100,474         222,858        510,097
           Time in denominations of
               $100,000 or more                    28,289         15,374         20,605          39,247        103,515
           Short-term borrowings                  110,475            ---            ---             ---        110,475
           Long-term debt                           1,797          1,797         13,595         355,877        373,066
           Subordinated debt                       23,196            ---            ---           7,732         30,928
           -----------------------------------------------------------------------------------------------------------
           Interest bearing liabilities           526,857         96,655        134,674         869,539      1,627,725
           Other liabilities and equity               ---            ---            ---         333,336        333,336
           -----------------------------------------------------------------------------------------------------------
           Total liabilities and equity     $     526,857  $      96,655  $     134,674   $   1,202,875  $   1,961,061
           -----------------------------------------------------------------------------------------------------------

   (1) Only education loans held for sale are included in earning assets. (2) Includes non-accrual loans.

        Interest Sensitivity GAP
        ---------------------------------------------------------------------------------------------------------
                                                                                                     1 year or
        Dollars in thousands                            1-90 days     90-180 days   180-365 days        more
        ---------------------------------------------------------------------------------------------------------

        Periodic                                     $      14,126  $      16,529   $     22,526    $    (53,181)
        Cumulative                                          14,126         30,655         53,181             ---
        Cumulative GAP as a percentage
        of total assets                                       .72%          1.56%          2.71%           0.00%


The  positive   GAP  between   interest-earning   assets  and   interest-bearing
liabilities maturing or repricing within one year approximated 2.71% at June 30, 2004 and has increased modestly from 1.7% since December 31, 2003.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4.  Controls and Procedures
-----------------------------------------

Under the supervision and with the participation of Community's management, including its Chief Executive Officer and Chief Financial Officer, Community has evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Community's disclosure controls and procedures are adequate and effective to ensure that material information relating to Community and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared. There have not been any changes in Community's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Community's internal control over financial reporting.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 1 - Legal Proceedings
--------------------------

     The nature of Community's business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of Community at this time.

Item 2 - Changes in Securities,  Use of Proceeds and Issuer  Purchases of Equity
--------------------------------------------------------------------------------
Securities
----------

     The following shares were purchased during the quarter as part of Community's Share Repurchase Program:

                                                        Average Price       Shares Purchased          Capacity to
                                        Shares              Paid               as part of              Purchase
                                      Purchased           Per Share        Repurchase Program         More Shares
                                   ---------------------------------------------------------------------------------

             04/1/04-04/30/04           13,000             $30.27                13,000                 194,334
             05/1/04-05/31/04           45,400             $29.78                45,400                 148,934
             06/1/04-06/30/04           19,000             $28.61                19,000                 129,934


Item 3 - Defaults Upon Senior Securities
----------------------------------------

          Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          The annual meeting of shareholders of Community Banks, Inc. was held on May 4, 2004, for the purpose of considering and voting upon the following matter:

          To elect four (4) directors: Ronald E. Boyer, Peter DeSoto, Thomas L. Miller, and James A. Ulsh, to serve until the 2008 annual meeting of shareholders. Each director received affirmative votes representing at least 69.7% of the shares outstanding.

Item 5 - Other Information
--------------------------

          Not applicable.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

---------------------------------------



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



(b)    Reports on Form 8-K
--------------------------

          Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2004:


          Report Dated April 19, 2004
          ---------------------------
          Registrant announced its earnings for the period ended March 31, 2004.

          Report Dated May 5, 2004
          ------------------------
          Registrant announced the declaration of a second quarter cash dividend payable July 1, 2004.

          Report Dated May 5, 2004
          ------------------------
          Registrant announced that its annual shareholders' meeting was held on May 4, 2004. The presentation was included by exhibit.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              COMMUNITY BANKS, INC.
                                  (Registrant)

Date          August 9, 2004                                     /s/ Eddie L. Dunklebarger
    -----------------------------------------------              ----------------------------------------------
                                                                     Eddie L. Dunklebarger
                                                                     Chairman and President
                                                                     (Chief Executive Officer)

Date          August 9, 2004                                     /s/ Donald F. Holt
    -----------------------------------------------              ----------------------------------------------
                                                                     Donald F. Holt
                                                                     Executive Vice President
                                                                     (Chief Financial Officer)