Form 10-Q
period 2004-09-30
COMMUNITY BANKS INC /PA/
filed 2004-11-09
CIK 714710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                     0-15786
                                     -------
                            (Commission File Number)


                              COMMUNITY BANKS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


     PENNSYLVANIA                                     23-2251762
     ------------                                     ----------
(State of incorporation)                (I.R.S. Employer Identification Number)

   750 East Park Dr., Harrisburg, PA                    17111
----------------------------------------            -------------
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
Yes     X             No
   ------------         -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     X             No
   ------------         ------------


               Number of shares outstanding as of October 31, 2004

   CAPITAL STOCK-COMMON                                       12,221,503
   --------------------                                       ----------
     (Title of Class)                                    (Outstanding Shares)


                     COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX




         PART I - Financial Information                                                                            Page

         Item 1.     Financial Statements

               Consolidated Interim Balance Sheets                                                                    3
               Consolidated Interim Statements of Income                                                              4
               Consolidated Interim Statements of Changes in Stockholders' Equity                                     5
               Consolidated Interim Statements of Cash Flows                                                          6
               Notes to Consolidated Interim Financial Statements                                                  7-11

         Item 2.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                                    12-21

         Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                      22

         Item 4.     Controls and Procedures                                                                         23


         PART II - Other Information

         Item 1.     Legal Proceedings                                                                               24

         Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                                     24

         Item 3.     Defaults Upon Senior Securities                                                                 24

         Item 4.     Submission of Matters to a Vote of Security Holders                                             24

         Item 5.     Other Information                                                                               24

         Item 6.     Exhibits                                                                                        25


         SIGNATURES                                                                                                  26



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM BALANCE SHEETS
 (Dollars in thousands except per share data)

                                                                              September 30,              December 31,
                                                                                  2004                       2003
                                                                           --------------------       --------------------
      ASSETS                                                                   (Unaudited)

      Cash and due from banks                                              $            38,736        $            42,790
      Federal funds sold                                                                 9,566                     17,097
                                                                          --------------------       --------------------
         Cash and cash equivalents                                                      48,302                     59,887
      Interest-bearing time deposits in other banks                                      1,770                      3,301
      Investment securities, available for sale                                        643,591                    646,961
      Loans held for sale                                                                1,168                      6,067
      Loans                                                                          1,188,280                  1,078,611
         Less:  Allowance for loans losses                                             (14,436)                   (13,178)
                                                                           --------------------       --------------------
               Net loans                                                             1,173,844                  1,065,433
      Premises and equipment, net                                                       24,914                     24,153
      Goodwill and identifiable intangible assets                                        5,036                      4,773
      Accrued interest receivable and other assets                                      57,186                     50,488
                                                                           --------------------       --------------------
               Total assets                                                $         1,955,811        $         1,861,063
                                                                           ====================       ====================

      LIABILITIES

      Deposits
         Non-interest bearing                                              $           186,613        $           165,174
         Interest bearing                                                            1,133,863                  1,065,511
                                                                           --------------------       --------------------
               Total deposits                                                        1,320,476                  1,230,685
      Short-term borrowings                                                             34,699                     27,764
      Long-term debt                                                                   406,370                    411,422
      Subordinated debt                                                                 30,928                     30,928
      Accrued interest payable and other liabilities                                    13,919                     16,858
                                                                           --------------------       --------------------
               Total liabilities                                                     1,806,392                  1,717,657
                                                                           --------------------       --------------------

      STOCKHOLDERS' EQUITY

      Preferred stock, no par value; 500,000 shares
        authorized; no shares issued and outstanding                                       ---                        ---
      Common stock-$5.00 par value; 20,000,000 shares
        authorized;  12,422,000  and 11,851,000 shares issued                           62,108                     59,256
      Surplus                                                                           73,229                     57,563
      Retained Earnings                                                                 14,694                     24,297
      Accumulated other comprehensive income,
        net of tax                                                                       5,050                      6,596
      Treasury stock;  238,000  and 203,000
        shares in 2004 and 2003, at cost                                                (5,662)                    (4,306)
                                                                           --------------------       --------------------
              Total stockholders' equity                                               149,419                    143,406
                                                                           --------------------       --------------------
              Total liabilities and stockholders' equity                   $         1,955,811        $         1,861,063
                                                                           ====================       ====================

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share data)


                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30,                        September 30,
                                                              -------------------------------    ---------------------------------
                                                                   2004              2003             2004               2003
                                                              -------------------------------    ---------------------------------
   INTEREST INCOME:
      Loans, including fees                                   $      17,712     $     16,691     $      51,366      $     49,121
      Investment securities:
          Taxable                                                     4,816            4,297            14,469            13,869
          Tax exempt                                                  2,176            2,246             6,629             6,777
          Dividends                                                     501              531             1,564             1,489
      Other                                                              22                4                61                 7
                                                              --------------    -------------    --------------     --------------
          Total interest income                                      25,227           23,769            74,089            71,263
                                                              --------------    -------------    --------------     --------------

   INTEREST EXPENSE:
      Deposits                                                        5,669            5,663            16,802            17,555
      Short-term borrowings                                             202              365               524             1,129
      Long-term debt                                                  4,655            4,316            13,664            12,697
      Subordinated debt                                                 408              176             1,163               542
                                                              --------------    -------------    --------------     --------------
          Total interest expense                                     10,934           10,520            32,153            31,923
                                                              --------------    -------------    --------------     --------------
          Net interest income                                        14,293           13,249            41,936            39,340
   Provision for loan losses                                            750              900             2,350             1,900
                                                              --------------    -------------    --------------     --------------
          Net interest income after provision for loan losses        13,543           12,349            39,586            37,440
                                                              --------------    -------------    --------------     --------------

   NON-INTEREST INCOME:
      Investment management and trust services                          443              292             1,119               942
      Service charges on deposit accounts                             1,996            1,350             5,108             3,686
      Other service charges, commissions and fees                       888              799             2,565             2,329
      Investment security gains                                         108              302             2,284             1,849
      Insurance premium income and commissions                          708              819             2,387             2,077
      Mortgage banking activities                                       558              936             2,013             1,807
      Earnings on investment in life insurance                          433              372             1,210             1,144
      Other                                                             878              636             1,105             1,078
                                                              --------------    -------------    --------------     --------------
          Total non-interest income                                   6,012            5,506            17,791            14,912
                                                              --------------    -------------    --------------     --------------


   NON-INTEREST EXPENSES:
      Salaries and employee benefits                                  6,975            6,623            20,851            18,799
      Net occupancy                                                   1,962            1,820             5,990             5,364
      Marketing expense                                                 611              412             1,900             1,497
      Telecommunications expense                                        318              425               979               952
      Other                                                           2,664            2,298             7,655             7,144
                                                              --------------    -------------    --------------     --------------
          Total non-interest expenses                                12,530           11,578            37,375            33,756
                                                              --------------    -------------    --------------     --------------

          Income before income taxes                                  7,025            6,277            20,002            18,596
   Income taxes                                                       1,379            1,130             3,744             3,372
                                                              --------------    -------------    --------------     --------------
          Net income                                          $       5,646     $      5,147     $      16,258      $     15,224
                                                              ==============    =============    ==============     ==============

   CONSOLIDATED PER SHARE DATA:
      Basic earnings per share                                $        0.46     $       0.42     $        1.33      $       1.25
      Diluted earnings per share                              $        0.45     $       0.41     $        1.29      $       1.22
      Dividends declared                                      $        0.17     $       0.16     $        0.50      $       0.47

   The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)



                                                                                            Accumulated
                                                                                               Other
                                      Outstanding       Common                 Retained    Comprehensive  Treasury          Total
                                                                                              Income
                                        Shares           Stock      Surplus    Earnings       (Loss)        Stock           Equity
                                      -----------    ----------- ----------- ------------ ------------- ------------     -----------
Balance, January 1, 2003                  9,151      $    47,053 $    46,418 $    35,344  $     6,538   $    (6,191)     $  129,162
Comprehensive income:
    Net income                                                                    15,224                                     15,224
    Unrealized loss on securities,
        net of reclassification
        adjustment and tax effect                                                              (2,087)                       (2,087)
                                                                                                                         -----------
    Total comprehensive income                                                                                               13,137
Cash dividends                                                                    (5,678)                                    (5,678)
5% stock dividend                           458            2,346      10,612     (12,984)                                       (26)
Stock split  paid in the form of a
    20% stock dividend                    1,975            9,878                  (9,878)                                       ---
Purchases of treasury
stock                                      (115)                                                             (3,275)         (3,275)
Exercise of common stock options
    and issuances under stock
    purchase plan                           179              (11)                   (619)                     3,661           3,031
Tax benefits from employee stock
    transactions                                                         359                                                    359
                                      -----------    ----------- ----------- ------------ ------------- ------------     -----------

Balance, September 30, 2003              11,648      $    59,266 $    57,389 $    21,409  $     4,451   $    (5,805)     $  136,710
                                      ===========    =========== =========== ============ ============= ============     ===========




Balance, January 1, 2004                 11,648      $    59,256 $    57,563 $    24,297  $     6,596   $    (4,306)     $  143,406
Comprehensive income (loss):
    Net income                                                                    16,258                                     16,258
    Unrealized loss on securities,
      net of reclassification
      adjustment and tax effect                                                                (1,546)                       (1,546)
                                                                                                                         -----------
    Total comprehensive income (loss)                                                                                        14,712
Cash dividends                                                                    (6,136)                                    (6,136)
5% stock dividend                           584            2,953      15,103     (18,085)                                       (29)
Stock split  paid in the form of a
    20% stock dividend (fractional
    shares)                                                   (4)                    (25)                                       (29)
Purchases of treasury stock                (144)                                                             (4,151)         (4,151)
Exercise of common stock options
    and issuances under stock
    purchase plan                            96              (97)                 (1,615)                     2,795           1,083
Tax benefits from employee stock
    transactions                                                         563                                                    563
                                      -----------    ----------- ----------- ------------ ------------- ------------     -----------

Balance, September 30, 2004              12,184      $    62,108 $    73,229 $    14,694  $     5,050   $    (5,662)     $  149,419
                                      ===========    =========== =========== ============ ============= ============     ===========

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

>                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                   -------------------------------------------
                                                                                         2004                     2003
                                                                                   -------------------------------------------

    Operating Activities:
       Net income                                                                  $          16,258       $         15,224
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Provision for loan losses                                                               2,350                  1,900
       Depreciation and amortization                                                           2,480                  2,309
       Amortization of security premiums and discounts, net                                      929                  2,109
       Investment security gains                                                              (2,284)                (1,849)
       Loans originated for sale                                                              (9,331)               (58,880)
       Proceeds from sales of loans held for sale                                             14,571                 64,866
       Gains on loan sales                                                                    (1,065)                (1,338)
       Earnings on investment in life insurance                                               (1,210)                (1,144)
       Change in other assets, net                                                             1,259                  3,989
       Change in accrued interest payable and other liabilities, net                          (2,405)                (2,554)
                                                                                   ------------------      -------------------
           Net cash provided by operating activities                                          21,552                 24,632
                                                                                   ------------------      -------------------

    Investing Activities:
       Net (increase) decrease in interest-bearing time deposits
         in other banks                                                                        1,531                   (228)
       Proceeds from sales of investment securities                                          109,450                153,233
       Proceeds from maturities of investment securities                                     100,908                126,803
       Purchases of investment securities                                                   (207,978)              (248,966)
       Net increase in total loans                                                          (115,739)              (165,852)
       Proceeds from sale of credit card portfolio                                             4,556                    ---
       Investment in life insurance                                                           (5,000)                   ---
       Net additions to premises and equipment                                                (2,895)                (2,311)
       Other                                                                                    (382)                (2,584)
                                                                                   ------------------      -------------------
           Net cash used by investing activities                                            (115,549)              (139,905)
                                                                                   ------------------      -------------------

    Financing Activities:
       Net increase in deposits                                                               89,791                 77,719
       Net increase (decrease) in short-term borrowings                                      (18,065)                23,810
       Proceeds from issuance of long-term debt                                               35,000                 30,000
       Repayment of long-term debt                                                           (15,052)                (2,451)
       Cash dividends and cash paid in lieu of fractional shares                              (6,194)                (5,704)
       Purchases of treasury stock                                                            (4,151)                (3,275)
       Proceeds from issuance of common stock                                                  1,083                  2,281
                                                                                   ------------------      -------------------
           Net cash provided by financing activities                                          82,412                122,380
                                                                                   ------------------      -------------------

           Increase (decrease) in cash and cash equivalents                                  (11,585)                 7,107

    Cash and cash equivalents at beginning of period                                          59,887                 36,137
                                                                                   ------------------      -------------------
    Cash and cash equivalents at end of period                                     $          48,302       $         43,244
                                                                                   ==================      ===================

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
 (Unaudited)


1.  Summary of Significant Accounting Policies
----------------------------------------------

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

Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Statement of Cash Flows - Cash and cash equivalents include cash and due from banks and federal funds sold. In 2004, $25 million of maturing long-term debt was refinanced with short-term borrowings in a non-cash transaction.

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

         (Dollars in thousands, except per share data)

                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                  September 30,
                                                                     2004            2003            2004            2003
                                                                 ----------------------------    -----------------------------

         Net income, as reported                                 $     5,646     $    5,147      $    16,258     $    15,224
         Deduct:  Total stock-based compensation
           expense determined under fair value based
           method for all awards, net of related tax effect             (322)          (187)            (967)           (560)
                                                                 ------------    ------------    ------------    -------------


         Pro forma net income                                    $     5,324     $    4,960      $    15,291     $    14,664
                                                                 ============    ============    ============    =============


         Earnings per share:
           Basic - as reported                                   $      0.46     $     0.42      $      1.33     $      1.25
           Basic - pro forma                                     $      0.44     $     0.41      $      1.25     $      1.21

           Diluted - as reported                                 $      0.45     $     0.41      $      1.29     $      1.22
           Diluted - pro forma                                   $      0.43     $     0.40      $      1.22     $      1.18

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
 (Unaudited)

Comprehensive Income (Loss):

The components of other comprehensive income (loss) and related tax effects for periods ended September 30 are as follows (in thousands):

                                                                Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                         --------------------------------    --------------------------------
                                                              2004              2003              2004              2003
                                                         --------------------------------    --------------------------------

              Unrealized holding gains (losses)
                   on available-for-sale securities      $     16,503      $    (13,813)     $        (94)     $     (1,362)
              Reclassification adjustments for
                    gains included in net income                 (108)             (302)           (2,284)           (1,849)
                                                         --------------    --------------    --------------    --------------
              Net unrealized gains (losses)                    16,395           (14,115)           (2,378)           (3,211)
              Tax effect                                       (5,738)            4,940               832             1,124
                                                         --------------    --------------    --------------    --------------

                                                         $     10,657      $     (9,175)     $     (1,546)     $     (2,087)
                                                         ==============    ==============    ==============    ==============


The components of accumulated other comprehensive income, included in stockholders' equity, are as follows (in thousands):

                                                                              September 30,          December 31,
                                                                                 2004                  2003
                                                                         -------------------    -------------------
               Net unrealized gain on
                    available-for-sale securities                        $        10,968        $        13,347
               Tax effect                                                         (3,839)                (4,672)
                                                                         -------------------    -------------------
                    Net-of-tax amount                                              7,129                  8,675
                                                                         -------------------    -------------------

               Unfunded pension liability                                         (3,199)                (3,199)
               Tax effect                                                          1,120                  1,120
                                                                         -------------------    -------------------
                    Net-of-tax amount                                             (2,079)                (2,079)
                                                                         -------------------    -------------------

               Accumulated other comprehensive income                    $         5,050        $         6,596
                                                                         ===================    ===================


Reclassifications - Certain amounts reported in the prior year have been reclassified to conform with the 2004 presentation. These reclassifications did not impact the Corporation's financial condition or results of operations.

Recent  Accounting  Developments - In March 2004, the Emerging Issues Task Force
(EITF) reached consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF No. 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004. The Corporation has not yet determined the impact that adoption will have on its financial position or results of operations as the impact is heavily dependent on the interest rate environment at the date of adoption and pending implementation guidance from the Financial Accounting Standards Board.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

2.  Allowance for loan losses:
------------------------------

Changes in the allowance for loan losses are as follows (in thousands):

                                                           Nine Months Ended        Year Ended         Nine Months Ended
                                                             September 30,          December 31,          September 30,
                                                                 2004                  2003                   2003

                                                          -------------------    ----------------     --------------------

          Balance, January 1                                $       13,178         $      12,343          $      12,343
          Provision for loan losses                                  2,350                 2,500                  1,900
          Loan charge-offs                                          (1,988)               (2,839)                (1,360)
          Recoveries                                                   896                 1,174                    557
                                                          -------------------    ----------------     --------------------
          Balance, end of period                            $       14,436         $      13,178          $      13,440
                                                          ===================    ================     ====================


The following table summarizes period-end risk elements (in thousands):

                                                            September 30,          December 31,           September 30,
                                                                2004                   2003                   2003
                                                        -------------------      ----------------      ------------------

          Non-accrual loans                               $        5,990           $       8,151          $      11,310
          Foreclosed real estate                                   2,203                   4,865                    572
                                                        -------------------      ----------------      ------------------
               Total non-performing assets                         8,193                  13,016                 11,882
          Accruing loans 90 days past due                             16                      90                     71
                                                        -------------------      ----------------      ------------------

          Total risk elements                             $        8,209           $      13,106          $      11,953
                                                        ===================      ================      ==================

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
 (Unaudited)

3.  Earnings Per Share:
-----------------------

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding as a result of converting common stock equivalents, calculated using the treasury stock method. Common stock equivalents consist solely of outstanding stock options.

Earnings per share for the three months and nine months ended September 30, 2004 and 2003 have been computed as follows (in thousands, except per share data):

                                                                 Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                             ---------------------------    --------------------------
                                                                2004            2003           2004           2003
                                                             ------------    -----------    -----------    -----------

        Net income                                           $     5,646     $    5,147     $   16,258     $   15,224
                                                             ============    ===========    ===========    ===========

        Weighted average shares outstanding  (basic)              12,189         12,139         12,235         12,120
        Effect of dilutive stock options                             319            362            347            328
                                                             ------------    -----------    -----------    -----------

        Weighted average shares outstanding  (diluted)            12,508         12,501         12,582         12,448
                                                             ============    ===========    ===========    ===========

        Per share information:
            Basic earnings per share                         $      0.46     $     0.42     $     1.33     $     1.25
            Diluted earnings per share                              0.45           0.41           1.29           1.22

Per share and number of share amounts reflect stock splits and dividends.


4.   Guarantees:
----------------

Community does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Community to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Community generally holds collateral and/or personal guarantees supporting these commitments. Community had issued $35.6 million of standby letters of credit as of September 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2004, for guarantees under standby letters of credit issued is not material.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
 (Unaudited)


5.  Subordinated Debt to Unconsolidated Subsidiary Trusts
---------------------------------------------------------

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

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2.   Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------------------
and Results of Operations
-------------------------

Overview

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Community. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise indicated. In addition, income statement comparisons are based on the first nine months of 2004 compared to the same period of 2003 unless otherwise indicated. Per share and number of share amounts reflect stock splits and dividends.

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

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.    Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
-------------------------------------

SUMMARY OF FINANCIAL RESULTS
----------------------------

Earnings per share for the third quarter reached $0.45, a 10% increase over the $0.41 recorded in the third quarter of 2003. Net income for the quarter rose to $5.6 million versus $5.1 million in the third quarter of the previous year, a quarter-to-quarter increase of almost 10%. Return on average assets and return on average equity reached 1.15% and 15.84%, respectively, for the three month period ended September 30, 2004.

For the first nine months of 2004, earnings grew at a slightly less vigorous pace than the quarterly comparisons. Earnings per share grew to $1.29 for the first three quarters of 2004 compared to $1.22 in the same period of 2003, an increase of almost 6%. Net income for the period grew to $16.3 million compared to $15.2 million in 2003.

Results during the third quarter continued to reflect many of the trends that have influenced performance throughout the first half of 2004. Loan and deposit growth patterns have remained consistently strong throughout the year. Average loans for the nine months ended September 30, 2004 have grown 17%, to $1.14 billion, from a year ago, while average deposits have grown 11% to almost $1.3 billion. Earnings for the third quarter included a nonrecurring gain of approximately $725,000 from the sale of the credit card portfolio, which is included in other income. On a comparative basis with the third quarter of 2003, the credit card gain served to offset declines in gains from security sales and reduced fees from mortgage brokerage and title insurance activities. Declines in refinancing activity have influenced the reductions in related mortgage and title insurance income.

Financial performance also continues to be favorably impacted by the overall quality of the loan portfolio. Even with growth in loan balances, asset quality measures continue to improve as evidenced by modest charge-offs, improved allowance for loan loss coverage, and low levels of problem credits. These trends have precluded the need for substantial increases in loan loss provisions.

The record low level of interest rates continues to moderate growth in net interest income. Performance in this area was constricted through much of 2003 due to declining interest rates. Increases in the volume of activity during 2004 have mitigated the adverse impact of the extended low interest rate environment. Interest spreads appear to have stabilized, resulting in steady, but modest improvements in net interest income. Additionally, revenues from fee-based services augmented the growth in net interest income and included increased fees from the sales of annuities, brokerage products, and deposit fees from overdraft privilege services. At the same time, more recent expense trends suggested the potential for a more moderate growth rate for core operating expenses. Higher expense growth in the first half of 2004 had been influenced by acquisitions which occurred in 2003 and by planned increases in marketing expenditures. Third quarter expenses in 2004 actually declined from the second quarter of the year, including reduced salary and marketing costs.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
 and Results of Operations (continued)
--------------------------------------

RESULTS OF OPERATIONS

Nine months ended  September 30, 2004,  compared to nine months ended  September
--------------------------------------------------------------------------------
30, 2003
--------

Overview

Net income for the nine months ended September 30, 2004, was $16.3 million compared to $15.2 million in 2003, an increase of $1.1 million or 7%. Diluted earnings per share were $1.29 for 2004 and $1.22 for 2003, resulting in a return on average stockholders' equity of 15.10% for 2004 compared to 15.12% for 2003. The return on average assets was 1.12% for 2004 compared to 1.15% for 2003.

Net Interest Income

The following table compares net interest income and net interest margin components between the first nine months of 2004 and 2003 (dollars in thousands):


                                              Net Interest Margin - Year to Date
      -------------------------------------------------------------------------------------------------------------------------

      (dollars in thousands)                            September 30, 2004                        September 30, 2003
      ------------------------------------    ---------------------------------------    --------------------------------------
                                                               FTE         Average                       FTE          Average
                                                             Interest        Rate                      Interest        Rate
                                                Average       Income/       Earned/        Average      Income/       Earned/
                                                Balance       Expense        Paid          Balance      Expense        Paid
      ------------------------------------    ---------------------------------------    --------------------------------------
      Federal funds sold and interest-
            bearing deposits in banks         $    8,124    $       61          1.00%    $    1,116  $        7           0.84%
      Investment securities                      678,865        26,820          5.28%       688,069      26,346           5.12%
      Loans - commercial                         405,534        17,132          5.64%       329,523      15,359           6.23%
             - commercial real estate            298,111        13,450          6.03%       265,187      13,107           6.61%
             - residential real estate            96,162         4,808          6.68%       103,721       5,872           7.57%
             - consumer (1)                      340,820        16,693          6.54%       279,042      15,309           7.34%
      ------------------------------------    ---------------------------------------    --------------------------------------
      Total earning assets                    $1,827,616    $   78,964          5.77%    $1,666,658  $   76,000           6.10%
      ------------------------------------    ---------------------------------------    --------------------------------------

      Deposits - savings and NOW accounts     $  496,532    $    3,155          0.85%    $  387,112  $    2,387           0.82%
              -  time                            621,963        13,647          2.93%       610,772      15,168           3.32%
      Short-term borrowings                       62,763           524          1.12%       115,357       1,129           1.31%
      Long-term debt                             391,387        13,664          4.66%       322,774      12,697           5.26%
      Subordinated debt                           30,928         1,163          5.02%        15,464         542           4.69%
      ------------------------------------    ---------------------------------------    --------------------------------------
      Total interest-bearing liabilities      $1,603,573    $   32,153          2.68%    $1,451,479  $   31,923           2.94%
      ------------------------------------    ---------------------------------------    --------------------------------------

      Interest income to earning assets                                         5.77%                                     6.10%
      Interest expense to paying
      liabilities                                                               2.68%                                     2.94%
      ------------------------------------    ---------------------------------------    --------------------------------------

      Interest spread                                                           3.09%                                     3.16%
      Impact of non-interest funds                                              0.33%                                     0.39%
      ------------------------------------    ---------------------------------------    --------------------------------------
      Net interest margin                                   $   46,811          3.42%                $   44,077           3.55%
      ------------------------------------    ---------------------------------------    --------------------------------------

        (1) Education loans held for sale are included in consumer loan earning assets.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
 and Results of Operations (continued)
--------------------------------------


Interest income totaled $79.0 million in 2004, 3.9% more than the $76.0 million recorded in 2003, despite an earning asset yield decline from 6.10% to 5.77%. The increase in earning assets offset the effect of lower earning asset yields. From 2003 to 2004, earning assets grew $161 million, with an increase of $163 million in loans and a decrease of $9 million in investment securities. Growth in loans was funded principally by an increase in deposits.

Interest expense on deposits and borrowings increased modestly, from $31.9 million in 2003 to $32.1 million in 2004. The average rate paid on interest-bearing liabilities declined from 2.94% to 2.68%, while interest-bearing deposits grew by nearly $121 million. The majority of the increase in deposits occurred in savings, Power Checking and other accounts that were responsive to customer preferences for liquidity.

As a result of rate trends and other dynamics specific to its balance sheet, Community reported a slight decline in net interest spread from 3.16% in 2003 to 3.09% in 2004, and a decline in net interest margin from 3.55% to 3.42% over the same period. The decline in margin was also linked to the impact of reduced contribution from non-interest funding sources, which declined from 0.39% to 0.33%. As noted in the discussion comparing third quarter 2004 results of operations to 2003, interest margins on a quarterly basis appear to have stabilized.


Provision for Loan Losses

The provision for loan losses increased from $1.9 million for the nine months ended September 30, 2003, to $2.4 million for 2004 while the relationship of the allowance for loan losses to loans declined from 1.26% at September 30, 2003 to 1.21% at September 30, 2004. The provision and the level of the allowance reflect Community's response to changing credit quality conditions of both seasoned loans and the incremental risk identified within the growing loan portfolio noted above. Net charge-offs during the first nine months of 2004 were $1.1 million, or 0.13% of average loans annualized, compared to $803 thousand, or .11% of average loans in 2003.


Non-Interest Income

Non-interest income totaled $17.8 million for the nine months ended September 30, 2004, increasing $2.9 million, or 19%, from $14.9 million reported for 2003. Excluding investment securities gains, non-interest income increased $2.4 million. The growth of non-interest income reflected important steps Community has undertaken to solidify and expand its integrated businesses and complementary banking services.

A substantial increase in fees occurred in the area of service charges on deposits. Income of $5.1 million for 2004 increased 39% over 2003 results. In the first quarter of 2003, Community initiated a new service known as "Overdraft Honor," a carefully designed program which enabled customers who so choose to have access to a service that facilitates payment of periodic overdraft items while simultaneously avoiding adverse credit history events. Fees from these services, coupled with considerable growth in the number of new checking accounts, were responsible for virtually all of the increase in this category.

Other service charges totaled $2.6 million for 2004, an increase of 10% from the same period in 2003. Other service charges include interchange fees from Community's ATM network and debit card transactions. Nearly all of the increase in these sources of fee income resulted from increased usage, reflecting growing consumer acceptance of electronic transaction mediums.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
 and Results of Operations (continued)
--------------------------------------

Investment security gains were $2.3 million for 2004, compared to $1.8 million for 2003. Improvements in the valuation of Community's bank equity portfolio produced increased realized security gains.

Insurance premiums and commissions include agency-based commissions from commercial and personal lines, fees from credit insurance related to consumer lending, and the revenue from title insurance and settlement activities conducted through Community's title insurance subsidiary. Income reported for 2004 totaled $2.4 million, an increase of $310 thousand over the $2.1 million reported for 2003. The increase was related to agency-based commissions, including activity generated over a full nine month period from the acquisitions of insurance agencies later in 2003. Revenues from title insurance and settlement activity declined $423 thousand from 2003 to 2004, and was directly influenced by the decrease in mortgage refinancing activity by consumers.

Mortgage banking income increased $200 thousand, or 11%, to $2.0 million for 2004. The increase is attributable to activity generated over a full nine month period from the acquisition of Erie Financial Group, Ltd., a mortgage broker service, in July, 2003. Community has more than doubled its capacity to originate mortgages with the acquisition of Erie and has become a more significant and efficient competitor in its core and extended Maryland markets.

Other income totaling $1.1 million for 2004 included a non-recurring gain of $724 thousand in the third quarter from the sale of Community's credit card portfolio. Community will continue to provide credit card services to its customer base, but will no longer retain the credits within its loan portfolio. For 2003, other income totaling $1.1 million included $497 thousand of nonrecurring income from a curtailment of benefits in Community's defined benefit pension plan.


Non-Interest Expenses

Total non-interest expenses reached $37.4 million for the nine months ended September 30, 2004, and reflected an 11% increase from the $33.8 million recorded in 2003. Comparisons between 2004 and 2003 were influenced by the acquisitions of integrated businesses acquired in the second half of 2003, for which a full nine months of expenses were included in 2004. Comparisons to the most recent prior quarter yielded modest declines.

Salaries and employee benefits totaling $20.9 million for 2004, represented 56% of operating costs, and increased $2.1 million, or 11%, compared to 2003. The increase was affected by a number of factors, including: the annual merit increase; employees added through the expansion of Community's office network and its fee-based activities; and the acquisitions of Abstracting Company of York County in April 2003, Erie Financial Group, Ltd., in July 2003, and Your Insurance Partnership in September 2003.

Occupancy expenses were $6.0 million for 2004, an increase of $.5 million, or 12%, over 2003 and similarly includes the effect of branch expansion and the acquisitions of fee-based companies.

Marketing expenses increased $400 thousand, or 27%, to a total of $1.9 million for 2004, versus 2003. During the first half of 2003, increased marketing and promotional efforts had been undertaken to increase Community's market share in new markets and to preserve and extend share in its legacy communities. Those increased efforts have carried over to 2004 as Community continues to execute a targeted strategic marketing campaign that includes radio, billboard, direct mail, and television mediums.

Income Taxes

Income tax expense for the nine months ended September 30, 2004, totaled $3.7 million, resulting in an effective tax rate of 18.7%, compared to 18.1% for 2003. The relative mix of tax exempt income influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal tax rate for corporations.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
 and Results of Operations (continued)
--------------------------------------

RESULTS OF OPERATIONS
---------------------

Quarter ended September 30, 2004, compared to quarter ended September 30, 2003
------------------------------------------------------------------------------

Overview

Net income for the third quarter of 2004 increased $500 thousand, or 10%, in comparison to net income for the third quarter of 2003. Diluted earnings per share increased $.04, or 10%, to $.45 for 2004, from $.41 for 2003. Net income of $5.6 million for 2004 resulted in an annualized return on average stockholders' equity of 15.84% and an annualized return on assets of 1.15%.


Net Interest Income


                                                Net Interest Margin - Quarter to Date
      -------------------------------------------------------------------------------------------------------------------------

      (dollars in thousands)                            September 30, 2004                        September 30, 2003
      ------------------------------------    ---------------------------------------    --------------------------------------
                                                Average         FTE        Average       Average         FTE        Average
                                                             Interest       Rate                      Interest
                                                              Income/      Earned/                     Income/    Rate Earned/
                                                Balance       Expense       Paid          Balance      Expense        Paid
      ------------------------------------    ---------------------------------------    --------------------------------------
      Federal funds sold and interest-
            bearing deposits in banks         $    6,013    $       22          1.46%    $    1,277  $        4           1.24%
      Investment securities                      663,153         8,854          5.31%       682,608       8,484           4.93%
      Loans - commercial                         420,252         6,034          5.71%       348,904       5,273           6.00%
             - commercial real estate            308,927         4,667          6.01%       273,196       4,376           6.35%
             - residential real estate            95,693         1,559          6.48%        99,469       1,853           7.39%
             - consumer (1)                      351,181         5,704          6.46%       308,824       5,409           6.95%
      ------------------------------------    ---------------------------------------    --------------------------------------
      Total earning assets                    $1,845,219    $   26,840          5.79%    $1,714,278  $   25,399           5.88%
      ------------------------------------    ---------------------------------------    --------------------------------------

      Deposits - savings and NOW accounts     $  515,917    $    1,139          0.88%    $  417,872  $      825           0.78%
              -  time                            615,023         4,530          2.93%       604,951       4,838           3.17%
      Short-term borrowings                       59,464           202          1.35%       124,568         365           1.16%
      Long-term debt                             399,085         4,655          4.64%       328,508       4,316           5.21%
      Subordinated debt                           30,928           408          5.25%        15,464         176           4.52%
      ------------------------------------    ---------------------------------------    --------------------------------------
      Total interest-bearing liabilities      $1,620,417    $   10,934          2.68%    $1,491,363  $   10,520           2.80%
      ------------------------------------    ---------------------------------------    --------------------------------------

      Interest income to earning assets                                         5.79%                                     5.88%
      Interest expense to paying
      liabilities                                                               2.68%                                     2.80%
      ------------------------------------    ---------------------------------------    --------------------------------------

      Interest spread                                                           3.11%                                     3.08%
      Impact of non-interest funds                                              0.32%                                     0.36%
      ------------------------------------    ---------------------------------------    --------------------------------------
      Net interest margin                                   $   15,906          3.43%                $   14,879           3.44%
      ------------------------------------    ---------------------------------------    --------------------------------------

        (1) Education loans held for sale are included in consumer loan earning assets.

Interest income increased from the $25.3 million recorded in 2003 to $26.8 million in 2004, with an increase in earning assets from $1.71 billion to $1.85 billion offset by a decline in earning asset yields from 5.88% to 5.79%. Loans grew $145 million and were principally funded by a $108 million increase in deposits.

Interest   expense  on   deposits   remained   steady,   with  an   increase  in
interest-bearing liabilities offset by a decrease in rates from 2.80% to 2.68%.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
 and Results of Operations (continued)
--------------------------------------

Net interest spread increased modestly from 3.08% in 2003 to 3.11% in 2004, with a reduced contribution from non-interest funding sources resulting in flat net interest margin performance from 3.44% in 2003 to 3.43% in 2004. On a quarterly basis, net interest margin appears to have stabilized and has shown only modest improvement since the fourth quarter of 2003 and the first quarter of 2004, when it was 3.41% and 3.40%, respectively.


Provision for Loan Losses

The provision for loan losses decreased from $900 thousand for the quarter ended September 30, 2003, to $750 thousand for 2004 based on management's quarterly review of the loan portfolio and its assessment of loan quality; identification of impaired loans; analysis of delinquencies and loan growth; evaluation of potential charge-offs and recoveries; and assessment of general economic conditions.


Non-Interest Income

Non-interest income increased from $5.5 million for the quarter ended September 30, 2003, to $6.0 million for the quarter ended September 30, 2004. Excluding investment securities gains, non-interest income increased $700 thousand, or 13%. Factors contributing to changes between 2003 and 2004 are substantially the same as those discussed above in the comparison of year-to-date results.

Investment management and trust services income totaled $443 thousand, an increase of $151 thousand, or 52%, over 2003, reflecting a general increase in income related to the sale of retail investment products.

Income from service charges on deposit accounts increased 48%, from $1.4 million in 2003 to $2.0 million in 2004, reflecting primarily the "Overdraft Honor" service started in the first quarter of 2003.

Investment security gains were $108 thousand for 2004, compared to $302 thousand for 2003. The gains recorded in 2004 were principally related to sales of bank equity holdings.

Insurance premiums and commissions income reported for 2004 totaled $708 thousand, a decrease of $111 thousand over 2003. Income from agency-based commissions and credit insurance fees increased $147 thousand, while revenues from title insurance and settlement activities decreased $258 thousand, reflecting the impact from the decrease in mortgage refinancing activity by consumers.

Mortgage banking income decreased $378 thousand, or 40%, to $558 thousand for 2004 which is also attributable to the decrease in mortgage refinancings by consumers.

Other income for 2004 included the aforementioned non-recurring gain of $724 thousand from the sale of Community's credit card portfolio. In 2003, Community recognized $497 thousand of nonrecurring income from a curtailment of benefits in its defined benefit pension plan.

Non-Interest Expenses

Non-interest expenses totaled $12.5 million for the quarter ended September 30, 2004, and reflected an 8% increase, or $1.0 million, from the $11.5 million recorded in 2003. Factors contributing to changes between 2004 and 2003 are substantially the same as those discussed above in the comparison of year-to-date results, including the influence of integrated businesses acquired in the first nine months of 2003, for which a full nine months of expenses was included in 2004.

Salaries and employee benefits totaling $7.0 million for 2004, represented 56% of operating costs, and increased $352 thousand, or 5%, compared to 2003.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
 and Results of Operations (continued)
--------------------------------------

Marketing expenses increased $199 thousand, or 48%, to a total of $611 thousand for 2004 versus 2003, for continued expansion of marketing and promotional efforts.


Income Taxes

Income tax expense for the quarter ended September 30, 2004, totaled $1.4 million, resulting in an effective tax rate of 19.6%, compared to the effective rate of 18.0% for 2003. The relative mix of tax exempt income influences the effective income tax rate.


FINANCIAL CONDITION
-------------------

The average balance sheets for the nine months ended September 30, 2004 and 2003 were as follows (dollars in thousands):

                                                                September 30,                            Change
                                                      -----------------------------------    --------------------------------
                                                            2004              2003               Volume             %
           ------------------------------------------------------------------------------------------------------------------
           Cash and due from banks                    $       36,192    $        35,804      $         388            1
           Federal funds sold and other                        8,124              1,116              7,008          628
           Investments                                       678,865            688,069             (9,204)          (1)
           Loans held for sale                                 3,006              8,048             (5,042)         (63)
           Loans                                           1,138,093            973,752            164,341           17
           Allowance for loan losses                          14,025             12,874              1,151            9
           ------------------------------------------------------------------------------------------------------------------
           Net loans                                       1,124,068            960,878            163,190           17
           Goodwill and identifiable intangibles               4,858              2,375              2,483          105
           Other assets                                       80,602             70,008             10,594           15
           ------------------------------------------------------------------------------------------------------------------

           Total assets                               $    1,935,715    $     1,766,298      $     169,417           10
           ------------------------------------------------------------------------------------------------------------------

           Noninterest-bearing deposits               $      174,611    $       167,130      $       7,481            4
           Interest-bearing deposits                       1,118,495            997,885            120,610           12
           Short-term borrowings                              62,763            115,357            (52,594)        (46)
           Long-term debt                                    391,387            322,774             68,613           21
           Subordinated debt                                  30,928             15,464             15,464          100
           Other liabilities                                  13,716             13,066                650            5
           ------------------------------------------------------------------------------------------------------------------

           Total liabilities                               1,791,900          1,631,676            160,224           10
           ------------------------------------------------------------------------------------------------------------------

           Stockholders' equity                              143,815            134,622              9,193            7
           ------------------------------------------------------------------------------------------------------------------

           Total liabilities and stockholders'
           equity                                     $    1,935,715    $     1,766,298      $     169,417           10
           ==================================================================================================================

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
 and Results of Operations (continued)
--------------------------------------

Average loans reached $1.1 billion at September 30, 2004, a 17% increase over the $974 million of average loans recorded at September 30, 2003. The following presentation of average loans at September 30 is an indication of the relative mix of loans included in the portfolio (dollars in thousands):

                                                                                                   Change
                                                          2004              2003           Amount            %
               --------------------------------------------------------------------------------------------------
               Commercial                           $        405,534  $       329,523   $      76,011       23%
               Commercial real estate                        298,111          265,187          32,924       12%
               Residential real estate                        96,162          103,721          (7,559)     (7)%
               Consumer                                      338,286          275,321          62,965       23%
               --------------------------------------------------------------------------------------------------
                    Total                           $      1,138,093  $       973,752   $     164,341       17%
               ==================================================================================================


Declining interest rate trends have caused many commercial borrowers to reevaluate their existing credit arrangements in search of improved funding terms and more responsive credit relationships. Community has consistently made efforts to position itself in the marketplace to ensure its ability to compete with large and small competitors alike. As a result, Community has been able to increase both its commercial and commercial real estate portfolios by nearly $110 million on an aggregate basis. Much of the growth in the commercial sector was attributed to Community's ability to acquire existing market share. A portion of this growth also can be attributed to the addition of certain key lending personnel made available as a result of mergers of local financial institutions by out-of-market acquirers.

Significant growth also occurred in consumer lending, which grew by $63 million between September 30, 2003, and September 30, 2004, particularly in home equity lending. Community has made efforts to increase its visibility in core markets as a more effective consumer lender, in part by substantial increases in marketing and advertising efforts. Consumer demand for credit was aided by the high levels of consumer confidence and improved credit affordability experienced in the current interest rate environment. Expansion of the office network and increased sales efforts over the last several years have also aided growth in this area.

Residential real estate lending, primarily loans to single-family creditors, has experienced a steady decline as a result of the increasing accessibility of secondary market liquidity through mortgage banking activities. Community-based banks continue to provide a convenient avenue for consumers to access funding for residential lending, but most fixed-rate credits continue to be sold in the secondary market. This strategy has reduced the interest rate risk associated with consumer preferences for long-term, fixed rate lending, and continues to provide valuable liquidity for other forms of relationship lending.

Deposit balances remain the primary source of funding. Growth of nearly 12% was reported, as indicated by the following summary of average balances at September 30 (dollars in thousands):

                                                                                                  Change
                                                           2004             2003           Amount          %
                    -------------------------------------------------------------------------------------------
                    Demand                            $       174,611  $       167,130  $      7,481       4%
                    Savings & NOW accounts                    496,532          387,113       109,419      28%
                    Time                                      508,544          499,872         8,672       2%
                    Time $100,000 or more                     113,419          110,900         2,519       2%
                    -------------------------------------------------------------------------------------------
                                                      $     1,293,106  $     1,165,015  $    128,091      11%
                    ===========================================================================================

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
 and Results of Operations (continued)
--------------------------------------

Deposit growth occurred primarily in savings and NOW deposits; more specifically Community's Power Checking account. This account utilizes characteristics of both a money market and checking account and balances have grown steadily throughout 2003 and 2004. At the same time, longer term time deposit growth was relatively flat. Consumer preferences have been weighted in favor of maintaining adequate liquidity in anticipation of a rise in rates. Downward pressure on rates, combined with lack of confidence in other more risky investment vehicles, increased consumer preference for the flexibility, liquidity and guaranteed return provided by these accounts.

Beginning in the latter part of 2003, Community extended the maturities of overnight borrowings through the Federal Home Loan Bank to take advantage of lower long-term rates on longer borrowings.


Capital

Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. Regulatory capital guidelines are based on a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. The following table provides the risk-based capital positions of Community and its banking subsidiary, Community Banks, at September 30, 2004, along with a comparison to the various current regulatory capital requirements:

                                                                      September 30,      Regulatory         "Well
                                                                          2004            Minimum        Capitalized"
                                                                    --------------------------------------------------
                   Leverage ratio
                   --------------
                       Community Banks, Inc.                               8.56%             4%              n/a
                       Community Banks                                     7.94%             4%              5%

                   Tier 1 capital ratio
                   --------------------
                       Community Banks, Inc.                              11.48%             4%              n/a
                       Community Banks                                    10.63%             4%              6%

                   Total risk-based capital ratio
                   ------------------------------
                       Community Banks, Inc.                              12.49%             8%              n/a
                       Community Banks                                    11.63%             8%              10%

At September 30, 2004, total stockholders' equity reflected accumulated other comprehensive income of $5.1 million compared to $6.6 million at December 31, 2003. This decrease can be attributed to the change in the net unrealized gain on investment securities available for sale, net of taxes.


Off-Balance-Sheet Commitments


Financial instruments with off-balance-sheet risk at September 30, 2004, are as follows (in thousands):

                                                                                  Contract Amount
                                                                             ----------------------
                     Commitments to fund loans                                    $       111,772
                     Unused lines of credit                                       $       329,825
                     Standby letters of credit                                    $        38,222
                     Unadvanced portions of construction loans                    $        56,481

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------------

Market risk, the exposure to economic loss that arises from changes in the values of certain financial instruments pursuant to factors arising out of the various categories of market risk, can include a number of categories, including interest rate risk, foreign currency risk, exchange rate risk, commodity price risk, etc. For domestic, community-based banks, the vast majority of market risk is related to interest rate risk.

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at September 30, 2004.

           Interest Rate Sensitivity
           -----------------------------------------------------------------------------------------------------------------
                                                    1-90          90-180         180-365         1 year or        Total
           Dollars in thousands                     days           days            days             more
           -----------------------------------------------------------------------------------------------------------------

           Assets
           Federal funds sold                   $       9,566  $         ---  $         ---   $         ---  $       9,566
           Interest-bearing deposits in other
           banks                                        1,770            ---            ---             ---          1,770
           Loans held for sale(1)                         ---            ---            ---             946            946
           Investment securities                      112,150         55,918         24,969         450,554        643,591
           Loans(2)                                   454,204         65,430         92,603         576,043      1,188,280
           -----------------------------------------------------------------------------------------------------------------
           Earning assets                             577,690        121,348        117,572       1,027,543      1,844,153
           Non-earning assets                             222            ---            ---         111,436        111,658
           -----------------------------------------------------------------------------------------------------------------
           Total assets                         $     577,912  $     121,348  $     117,572   $   1,138,979  $   1,955,811
           -----------------------------------------------------------------------------------------------------------------

           Liabilities
           Savings                              $     268,171  $         ---  $         ---   $     247,131  $     515,302
           Time                                        87,050         61,025         97,407         267,281        512,763
           Time in denominations of  $100,000
               or more                                 22,971         12,834         21,507          48,486        105,798
           Short-term borrowings                       34,699            ---            ---             ---         34,699
           Long-term debt                               1,803          1,803         13,606         389,158        406,370
           Subordinated debt                           23,196            ---            ---           7,732         30,928
           -----------------------------------------------------------------------------------------------------------------
           Interest bearing liabilities               437,890         75,662        132,520         959,788      1,605,860
           Other liabilities and equity                   ---            ---            ---         349,951        349,951
           -----------------------------------------------------------------------------------------------------------------
           Total liabilities and equity         $     437,890  $      75,662  $     132,520   $   1,309,739  $   1,955,811
           -----------------------------------------------------------------------------------------------------------------

   (1) Only education loans held for sale are included in earning assets. (2) Includes non-accrual loans.


        Interest Sensitivity GAP
        --------------------------------------------------------------------------------------------------
        Dollars in                                 1-90          90-180         180-365       1 year or
        thousands                                  days           days           days            more
        --------------------------------------------------------------------------------------------------

        Periodic                              $     140,022   $     45,686  $    (14,948)  $   (170,760)
        Cumulative                                  140,022        185,708       170,760
        Cumulative GAP as a percentage
        of total assets                               7.2%          9.50%          8.73%          0.00%


The  positive   GAP  between   interest-earning   assets  and   interest-bearing
liabilities maturing or repricing within one year approximated 8.7% at September 30, 2004 and has increased from 1.7% since December 31, 2003.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4.  Controls and Procedures
-----------------------------------------

Under the supervision and with the participation of Community's management, including its Chief Executive Officer and Chief Financial Officer, Community has evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Community's disclosure controls and procedures are adequate and effective to ensure that material information relating to Community and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared. There have not been any changes in Community's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Community's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

  The following shares were purchased during the quarter as part of Community's Share Repurchase Program:

                                                        Average Price       Shares Purchased          Capacity to
                                        Shares              Paid               as part of              Purchase
                                      Purchased           Per Share        Repurchase Program         More Shares
                                   ---------------------------------------------------------------------------------

             07/1/04-07/31/04           20,500             $26.74                20,500                 109,434
             08/1/04-08/31/04           21,500             $26.37                21,500                  87,934
             09/1/04-09/30/04              ---                ---                   ---                  87,934


Item 3 - Defaults Upon Senior Securities
----------------------------------------

          Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          Not applicable.

Item 5 - Other Information
--------------------------

          Not applicable.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

---------------------------------------



Item 6 - Exhibits
------------------



           3.1      Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1, attached to Community's registration on Form
                    8-A, filed on May 13, 2002)
           3.2      Amended By-Laws (Incorporated by reference to Exhibit 3.2, attached to Community's Quarterly Report on Form 10-Q for
                    the quarter ended March 31, 2003, filed with the Commission on May 15, 2003)
           4        Instruments defining the rights of the holders of trust
                    capital securities sold by Community in December 2002 and in
                    December 2003 are not attached, as the amount of such
                    securities is less than 10% of the consolidated assets of
                    Community and its subsidiaries, and the securities have not been registered. Community agrees to provide copies of such instruments to the SEC upon request.
           10.1     Employment agreement for Eddie L. Dunklebarger
           10.2     Employment agreement for Donald F. Holt
           10.3     Employment agreement for Robert W. Lawley
           10.4     Employment agreement for Anthony N. Leo
           10.5     Employment agreement for Jeffrey M. Seibert
           31.1     Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
           31.2     Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
           32.1     Section 1350 Certification (Chief Executive Officer)
           32.2     Section 1350 Certification (Chief Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              COMMUNITY BANKS, INC.
                                  (Registrant)

Date  November 9, 2004                              /s/ Eddie L. Dunklebarger
    ---------------------                          -----------------------------
                                                        Eddie L. Dunklebarger
                                                        Chairman and President
                                                       (Chief Executive Officer)

Date  November 9, 2004                             /s/ Donald F. Holt
    ---------------------                          -----------------------------
                                                       Donald F. Holt
                                                       Executive Vice President
                                                      (Chief Financial Officer)