Form 10-K
period 2004-12-31
COMMUNITY BANKS INC /PA/
filed 2005-03-09
CIK 714710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15786
                                                -------
                [GRAPHIC OMITTED]COMMUNITY BANKS[GRAPHIC OMITTED]

                              COMMUNITY BANKS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                   23-2251762
          ------------                                   ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

  750 East Park Drive, Harrisburg, PA                       17111
---------------------------------------                     -----
Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (717) 920-1698
                                                           --------------
          Securities registered pursuant to Section 12 (b) of the Act:
                                      None
                                      ----

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X    No
    -----     ----

Aggregate market value of the Common Stock, $5 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2004: $326,000,000

Number of shares of the Common Stock, $5 par value, outstanding as of the close of business on February 28, 2005: 12,301,000 shares.


Documents Incorporated by Reference:  None
                                      ----

                        (This page intentionally blank)


                              COMMUNITY BANKS, INC.
                                    FORM 10-K
                                      INDEX



PART I                                                                                                      Page

Item 1                 Business                                                                              4-7
Item 2                 Properties                                                                            7-8
Item 3                 Legal Proceedings                                                                      8
Item 4                 Submission of Matters to a Vote of Security Holders                                    8


PART II

Item 5                 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                           Purchases of Equity Securities                                                     9
Item 6                 Selected Financial Data                                                               10
Item 7                 Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                                    11-38
Item 7A                Quantitative and Qualitative Disclosures About Market Risk                           39-41
Item 8                 Financial Statements and Supplementary Data                                          42-71
Item 9                 Changes in and Disagreements with Accountants on Accounting and Financial
                           Disclosure                                                                        72
Item 9A                Controls and Procedures                                                               72
Item 9B                Other Information                                                                     72


PART III

Item 10                Directors and Executive Officers of the Registrant                                   73-75
Item 11                Executive Compensation                                                               75-86
Item 12                Security Ownership of Certain Beneficial Owners and Management                       86-88
Item 13                Certain Relationships and Related Transactions                                        88
Item 14                Principal Accounting Fees and Services                                                89


PART IV

Item 15                Exhibits, Financial Statement Schedules                                              90-91


SIGNATURES                                                                                                   92


                                     PART I
Item 1.  Business:
------------------

Community Banks, Inc., referred to in this report as the "Corporation" or "Community," is a financial holding company that was formed as a Pennsylvania corporation in 1982. Community's banking subsidiary is Community Banks, referred to in this report as the "Bank." Community's non-banking subsidiaries are Community Bank Investments, Inc. (CBII) and Community Banks Life Insurance Company, Inc. (CBLIC). The subsidiaries of the Bank are UDNB Investments, Inc.; PSB Realty Co., Inc.; The Sentinel Agency, LLC; Community Banks Insurance Services, LLC; CB Services, LLC; and Erie Financial Group, LLC. At December 31, 2004 no non-bank subsidiaries have total assets that exceed 1% of consolidated total assets. With the exception of Community Bank Investments, Inc. and UDNB Investments, Inc., each of whose net income was approximately 5% of consolidated net income, for 2004 no non-bank subsidiary has net income exceeding 1% of consolidated net income.

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

Community conducts a full service commercial and retail banking business and provides limited trust services through 48 banking offices in Pennsylvania and
Maryland: 3 offices in Adams County, 3 offices in Cumberland County, 10 offices in Dauphin County, 3 offices in Luzerne County, 2 offices in Northumberland County, 7 offices in Schuylkill County, 1 office in Snyder County, and 17 offices in York County, Pennsylvania and 2 offices in Carroll County, Maryland. At December 31, 2004 there were four additional offices in varying stages of completion including 2 additional offices in Cumberland County and 1 each in Dauphin and York counties. There are approximately 700 offices of commercial banks and savings and loan associations within its market area with which Community competes. Community currently has a 7% share of the deposit market in the primary metropolitan statistical areas (MSA) in which it conducts business. In addition to traditional banking business, we conduct business through various direct or indirect, non-bank subsidiaries. These subsidiaries are engaged in activities related to the business of banking.

Like other banking companies, Community has been subjected to competition from credit unions, brokerage firms, money market funds, consumer finance and credit card companies and other companies providing financial services and credit to consumers. The competition is especially fierce with the credit union industry, particularly in certain segments of Community's markets. The expansion of credit union activity, now permitted by so-called "community-based" charters, continues to create mounting competitive pressure. The expansion of "fields of membership" and credit union activity is thought by most banks to be contributing to an increasingly unfair competitive situation, largely because of the tax-exempt status afforded credit unions. Initiatives to further expand the powers of credit unions to conduct business in areas that go far beyond the original intent of credit union charters continue to be pressed at both the state and federal levels.

Over the years, Community has formed special purpose wholly-owned subsidiaries. In 1986, Community formed CBLIC to provide credit life insurance to its consumer credit borrowers. In 1985, Community formed CBII to make investments primarily in equity securities of other banks. In December 2003, Community had formed CMTY Statutory Capital Trust II to execute a trust preferred issuance of $15 million. In December 2002, Community had formed CMTY Capital Trust I to execute a previous pooled trust preferred issuance of $15 million. In 2004, Community deconsolidated these subsidiary trusts from its financial statements. in accordance with provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, as Interpretation of ARB No. 51" See "Notes to Consolidated Financial Statements-Subordinated Debt" included in Part II, Item 8 for more information on the deconsolidation

Community and its subsidiaries have approximately 634 full-time equivalent employees as of December, 2004 and Community considers its employee relations to be satisfactory.

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

Community Banks, Inc. is registered as a financial holding company with the Federal Reserve Board in accordance with the requirements of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act enables broad-scale consolidation among banks, securities firms and insurance companies for eligible bank holding companies that have elected and maintain "financial holding company" status. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. If a bank holding company does not become a financial holding company, it will be limited to those activities previously determined by the Federal Reserve Board to be permissible; i.e., "closely related to banking" under the standard set forth in the Bank Holding Company Act. In order to become a financial holding company, all of a bank holding company's bank subsidiaries must be well capitalized and well managed and have a rating under the Community Reinvestment Act of at least "satisfactory."

Community is subject to regulation by the Federal Reserve Board. The Federal Reserve Board requires regular reports from Community and is authorized to make regular examinations of Community and its subsidiaries. The Bank is subject to supervision and regulation, and is examined regularly, by the Federal Deposit Insurance Corporation and the state banking departments in the states in which it operates. To the extent that the Bank's subsidiaries are licensed to engage in the sale of insurance or the mortgage brokerage business, the subsidiaries are subject to examination by the respective licensing authorities. Community and its direct non-banking subsidiaries are affiliates, within the meaning of applicable banking laws and regulations of the Bank and its subsidiaries. As a result, the Bank and its subsidiaries are subject to restrictions on loans or extensions of credit to, purchase of assets from, investments in, and transactions with Community and its direct non-banking subsidiaries and on certain other transactions with them or involving their securities.

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

Community and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Community's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about the risk weightings of components, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Community to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2004, that Community and the Bank have met all capital adequacy requirements to which they are subject. For tables presenting Community's capital ratios, see "Notes to Consolidated Financial Statements - Regulatory Matters" included in Part II, Item 8.

Sarbanes-Oxley Act of 2002
--------------------------

The series of business failures and corporate scandals that began with Enron in 2001 caused an abrupt decline in the level of investor confidence in the capital markets. In response to these developments, Congress passed the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), which was signed into law in July, 2002, and impacts all companies with securities registered under the Securities Exchange Act of 1934, including Community. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things, (i) increased responsibility for Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the SEC; (ii) enhanced requirements for audit committees, including independence and disclosure of expertise; (iii) enhanced requirements for auditor independence and the types of non-audit services that auditors can provide; (iv) accelerated filing requirements for SEC reports; (v) increased disclosure and reporting obligations for companies, their directors and their executive officers; and
(vi) new and increased civil and criminal penalties for violation of securities laws.

Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the "Exhibits" section of this document.

Various elements of Sarbanes-Oxley require compliance under a "phased-in" approach to allow affected companies a sufficient amount of time to meet the far-reaching provisions of this legislation. For 2004, some of the more sweeping changes related to the Section 404 provisions of Sarbanes-Oxley, which were mandated to be in place by the end of that year. Under the Section 404 provisions, management is now required to perform an annual assessment of the effectiveness of its system of internal control over financial reporting. In addition, the company's independent registered public accounting firm is required to issue a report on internal control over financial reporting that includes both an opinion on managements' assessment, and their own opinion on the effectiveness of the company's internal control over financial reporting. Pursuant to the related SEC rules and Auditing Standard No 2, which was established by the Public Company Accounting Oversight Board, the procedures required of a company's independent registered public accounting firm are to be performed in conjunction with the audit of the company's annual financial statements. The objectives of the Section 404 procedures and the audit of internal control over financial reporting are to obtain reasonable assurance about whether any material weaknesses in internal control exists as of the date of managements' assessment. Community and its independent registered public accounting firm have complied with the provisions of Section 404 of Sarbanes-Oxley and the reports can be found at pages 70 and 71.

Merger Activity
---------------

On March 30, 2001, Community completed a merger of the Glen Rock State Bank into Community's bank subsidiary (then known as Peoples State Bank). As a result of the Glen Rock merger, Community acquired an additional 5 branch offices located in York and Adams Counties, Pennsylvania and assets of approximately $190 million.

On November 16, 2004, Community announced the signing of a definitive agreement pursuant to which it will combine with PennRock Financial Services Corp., parent company of Blue Ball National Bank. PennRock is a financial holding company headquartered in Lancaster County, Pennsylvania, and its current banking franchise is directly east of Community's existing geographic footprint. Blue Ball, which is PennRock's primary operating subsidiary, has over $1 billion in assets and 19 banking offices in its network. Following consummation, the joint banking and financial services franchise will operate nearly 70 banking offices in 11 counties throughout the center of Pennsylvania. The combination will dramatically increase Community's presence in the south central Pennsylvania market, including significant coverage of the vibrant Harrisburg, Lancaster and York regions, with combined assets totaling over $3 billion. After the combination, Community is expected to become the 8th largest bank holding company headquartered in Pennsylvania. Under the terms of the definitive agreement, each shareholder of PennRock will receive 1.4 shares of Community in exchange for each share of PennRock common stock. Based upon Community's ten-day average share price of $29.89 prior to the announcement, the value of the transaction will approximate $326 million. The completion of the merger is subject to various regulatory approvals as well as the approval of the shareholders of both Community and PennRock. Community urges its shareholders and the shareholders of PennRock Financial Services Corp., as well as other investors, to read the proxy statement/prospectus that will be included in the registration statement on Form S-4 which Community will file with the SEC in connection with the proposed merger. This proxy statement/prospectus will contain important information about Community, PennRock, the merger, the persons soliciting proxies in the merger and their interests in the merger and related matters.

Operating Segments
------------------

All of the operations of Community operate and are reported under its one reportable segment, community banking.

Concentrations, Seasonality
---------------------------

No portions of Community's businesses are dependent on a single or limited number of customers, the loss of which would have a material adverse effect on our business. No substantial portions of loans or investments are concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in south central Pennsylvania. Community's businesses are not seasonal in nature.

Environmental Compliance
------------------------

Community's compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or competitive position in 2004, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2005.

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

Item 2. Properties
------------------

The following table summarizes the Bank's branch network:

                                                                       PSB                                         Total
                                                    Bank (1)       Realty (2)        Leased        Term (3)       Branches
                                                    --------       ----------        ------        --------       --------
         In Pennsylvania:
              Adams County                             2                1              -              -              3
              Cumberland County                        1                -              2             2019            3
              Dauphin County                           7                -              3             2015            10
              Luzerne County                           1                -              2             2014            3
              Northumberland County                    2                -              -              -              2
              Schuylkill County                        7                -              -              -              7
              Snyder County                            1                -              -              -              1
              York County                              6                4              7             2020            17
          In Maryland:
              Carroll County                           1                -              1             2007            2
                                                 ----------------------------------------------                 -------------

          Total                                        28               5              15                            48
                                                 ==============================================                 =============

(1)  Properties  are owned by the Bank,  free and  clear of  encumbrances.
(2) Properties are owned by PSB Realty Company, a wholly-owned subsidiary of Community, and are leased to the Bank.
(3)  Latest lease term expiration date, excluding renewal options.
(4) In addition to the above, two branches in progress are subject to lease agreements extending through 2024.

From time to time, the Bank also acquires real estate by virtue of foreclosure proceedings, and such real estate is disposed of in the usual and ordinary course of business as expeditiously as is prudently possible.

The following table summarizes Community's other significant properties:

                                                                                                  Owned /         Lease
                 User                     Character of Facility          Location                 Leased      Expires (1)
                 ----                     ---------------------          --------                 ------      -----------
         Community Banks, Inc.               Executive Offices        Harrisburg, PA              Leased          2007
         Community Banks                     Operations Center        Halifax, PA                 Owned
         Community Banks                     Operations Center        Hanover, PA                 Owned
         The Sentinel Agency LLC             Admin/Sales              Harrisburg, PA              Leased          2005
         CB Insurance Services LLC           Admin                    Mechanicsburg, PA           Leased          2005
         Erie Financial Group LLC            Admin/Sales              York, PA                    Owned

        (1) Latest lease term expiration date, excluding renewal options.


Item 3.  Legal Proceedings:
---------------------------

Various actions and proceedings are presently pending to which Community and/or one or more of its subsidiaries is a party. These actions and proceedings arise out of routine operations and, in management's opinion, will not have a material adverse effect on Community's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities:
--------------------------------------

Market Information
------------------

The shares of Community are traded on the NASDAQ National Market under the symbol CMTY and are transferred through local and regional brokerage houses. Community had approximately 3,426 shareholders of record as of December 31, 2004. The following table sets forth dividends declared per share and the high and low closing prices for Community common stock as reported by NASDAQ during the periods indicated.


         ----------------------------------------------------------------------------------------------------------------
                                                 2004                                            2003
         ----------------------------------------------------------------------------------------------------------------
                                    Price Per Share          Dividends              Price Per Share          Dividends
         ----------------------------------------------------------------------------------------------------------------
                                   Low           High         Declared             Low           High         Declared
         ----------------------------------------------------------------------------------------------------------------

         ----------------------------------------------------------------------------------------------------------------
         First Quarter          $   28.41      $   34.52      $  0.16           $   20.79      $   22.51      $  0.15
         ----------------------------------------------------------------------------------------------------------------
         Second Quarter         $   27.02      $   31.58      $  0.17           $   22.11      $   23.81      $  0.16
         ----------------------------------------------------------------------------------------------------------------
         Third Quarter          $   25.35      $   29.73      $  0.17           $   23.69      $   26.59      $  0.16
         ----------------------------------------------------------------------------------------------------------------
         Fourth Quarter         $   27.77      $   31.47      $  0.17           $   26.67      $   32.14      $  0.16
         ----------------------------------------------------------------------------------------------------------------

Holders of the common stock of Community are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor. Community currently expects that it will continue to pay comparable dividends in the future, subject to regulatory requirements, Community's financial condition and requirements, future prospects, business conditions and other factors deemed relevant by the Board of Directors. As noted in "Capital Adequacy" in Part I, Item 1, Community is subject to various regulatory capital requirements that limit the amount of capital available for dividends.

The market prices listed above are based on historical market quotations and have been restated to reflect stock dividends and splits.

Issuer Purchases of Equity Securities
-------------------------------------

No shares were purchased during the fourth quarter of 2004 as part of Community's Share Repurchase Program.

Item 6.  Selected Financial Data:
---------------------------------

                                                                     At or for the Year Ended December 31,
                                                ---------------------------------------------------------------------------------
                                                     2004             2003            2002            2001             2000
                                                ---------------------------------------------------------------------------------
                                                                (dollars in thousands except for per share data)
BALANCE SHEET DATA
At Period End:
   Investment securities                        $      619,110   $      646,961  $      667,801  $       543,901  $      389,819
   Total loans                                       1,215,951        1,078,611         904,568          857,278         814,874
   Total assets                                      1,954,799        1,861,063       1,680,362        1,509,734       1,308,713
   Total deposits                                    1,305,537        1,230,685       1,132,913        1,003,225         919,241
   Long-term debt                                      404,662          411,422         320,533          322,155         239,613
   Stockholders' equity                                152,341          143,406         129,162          111,249         103,978
Average:
   Total assets                                      1,941,096        1,780,679       1,580,046        1,398,521       1,238,870
   Total stockholders' equity                          145,750          135,773         119,352          111,381          92,225

EARNINGS DATA:
Net interest income                                     56,557           52,514          50,488           45,935          43,795
Provision for loan losses                                3,100            2,500           3,350            5,080           2,863
Net interest  income after  provision for loan
     losses                                             53,457           50,014          47,138           40,855          40,932
Other income                                            23,213           20,463          13,975           12,141           8,148
Other expense                                           49,993           45,718          39,300           36,521          30,463
Provision for income taxes                               4,879            4,359           3,367            2,879           4,702
Net income                                              21,798           20,400          18,446           13,596          13,915

PER SHARE DATA:
Basic earnings per share                                  1.78             1.68            1.51             1.11            1.15
Diluted earnings per share                                1.73             1.63            1.48             1.09            1.14
Cash dividends declared                                   0.67             0.63            0.54             0.48            0.43
Book value                                               12.45            11.73           10.67             9.05            8.65
Average diluted shares outstanding                  12,574,908       12,497,372      12,491,320       12,461,996      12,231,908

PROFITABILITY RATIOS:
Return on average assets                                 1.12%            1.15%           1.17%            0.97%           1.12%
Return on average stockholders' equity                  14.96%           15.03%          15.46%           12.21%          15.08%
Net interest margin (FTE)                                3.44%            3.50%           3.78%            3.83%           4.01%
Efficiency ratio                                        60.22%           60.47%          56.81%           59.77%          55.42%

CAPITAL AND LIQUIDITY RATIOS:
Stockholders' equity to total assets                     7.79%            7.71%           7.69%            7.37%           7.95%
Average equity to average assets                         7.51%            7.62%           7.55%            7.96%           7.45%
Dividend payout ratio                                   37.69%           37.35%          36.07%           43.25%          37.48%
Net loans to assets                                     61.47%           57.25%          53.10%           55.98%          61.48%

ASSET QUALITY RATIOS:
Allowance for loan losses to total loans
     outstanding                                         1.19%            1.22%           1.36%            1.42%           1.27%
Allowance for loan losses to non-accrual loans            266%             162%            131%             109%            171%
Non-accrual loans to total loans outstanding             0.45%            0.76%           1.04%            1.29%           0.74%
Non-performing assets to total assets                    0.38%            0.70%           0.63%            0.78%           0.49%
Net charge-offs to average loans outstanding             0.16%            0.17%           0.35%            0.39%           0.20%


Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations:
-------------

    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is being presented to provide a narrative explanation of the financial statements of Community. The purpose of this presentation is to enhance the overall financial disclosure and to provide information about historic financial performance as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. Throughout this presentation, net income and yield on earning assets have been presented on a tax equivalent basis and balances represent average daily balances unless otherwise indicated. All dollar amounts, except per share information, are presented in thousands, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

Periodically, Community has made and will continue to make statements that may include forward-looking information. Community cautions that forward-looking information disseminated through financial presentations should not be construed as guarantees of future performance. Furthermore, actual results may differ from expectations contained in such forward-looking information as a result of factors that are not predictable. Financial performance can be affected by any number of factors that are not predictable or are out of management's direct control. Examples include:

     o    the effect of prevailing economic conditions;
     o    unforeseen   or  dramatic   changes  in  the  general   interest  rate
          environment;
     o actions or changes in policies of the Federal Reserve Board and other government agencies; and
     o business risk associated with the management of the credit extension function and fiduciary activities.

Each of these factors could affect estimates, assumptions, uncertainties and risks used to develop forward-looking information, and could cause actual results to differ materially from management's expectations regarding future performance.

CRITICAL ACCOUNTING POLICIES

Management believes that the application of its accounting policies and procedures in the determination of the adequacy of the allowance for loan losses (and the related provision for loan losses) and in the evaluation of "other than temporary" impairment of investment securities should be considered to be critical accounting policies to ensure the fair presentation of Community's financial statements.

     o Community applies a systemic methodology in order to estimate the allowance for loan losses. This methodology incorporates management's judgments about the credit quality of the loan portfolio through a disciplined process that is consistently applied. This process requires that a detailed analysis of the loan portfolio be performed on a quarterly basis. This analysis includes a specific individual loan review for any and all loans that meet specific materiality criteria. Such loans are evaluated for impairment under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan". The portfolio is further stratified to analyze groups of homogenous loans with similar risk characteristics. Such loans are evaluated under the provisions of SFAS No. 5 "Accounting for Contingencies". Management considers all known relevant internal and external factors that may affect loan collectibility, as well as particular risks indigenous to specific types of lending. The process is further designed to consolidate the aggregate loss estimates and to ensure that the allowance for loan losses is recorded in accordance with generally accepted accounting principles. The final results are reviewed and approved by executive management. Results are constantly validated by a review of trends associated with loan volume, delinquencies, potential concentrations, or other factors that may influence the methodology used to estimate the allowance for loan losses.

     o Investment securities are written down to their net realizable value when there is an impairment in value that is considered to be "other than temporary." The determination of whether or not other than temporary impairment exists is a matter of judgment. Management reviews these investment securities regularly for possible impairment that is "other than temporary" by analyzing the facts and circumstances of each investment and the expectations for that investment's performance. "Other than temporary" impairment in the value of an investment may be indicated by the length of time and the extent to which market value has been less than cost; the financial condition and near term prospects of the issuer; or the intent and ability of Community to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

A summary of the review and application of these critical accounting policies is included later in this discussion and in the notes to the audited financial statements.

2004 PERFORMANCE SUMMARY

The year 2004 is destined to go down as a milestone period in the history of Community. The reliable delivery of strong profit performance, combined with the execution of critical efforts to facilitate meaningful franchise expansion, is expected to distinguish Community among its competitors and provide a solid foundation for future growth and expansion.

Net income reached $21.8 million, a 7.0% increase from the net income of $20.4 million reported in 2003. Similarly, earnings per share reached $ 1.73 per share, a 6.1% improvement from the $1.63 reported in 2003. Return on average assets (ROA) and return on average equity (ROE) provide traditional benchmarks used to compare the relative operating performance of financial service companies. At the end of 2004, Community produced an ROA of 1.12% and an ROE of 14.96%, which was comparable to the performances of 1.15% and 15.03%, respectively, in the prior year.

Community produced improved levels of profitability during 2004 by driving higher loan and deposit volumes, increased fees, strong asset quality and more modest growth in operating expenses. Across the broader financial services spectrum, profit performance was directly and indirectly influenced by the depressed level of interest rates and an unsettled national economy. Rates have remained lodged near their lowest levels in decades and, when combined with competitive pressures, produced enduring margin compression and lingering constraints on net interest income growth. Net interest income, which is defined as the difference between interest income from earning assets and interest expense on funding sources, remains the largest single source of revenue for most community banks. The strain on net interest income growth placed a premium on increasing market share, maintaining pristine asset quality metrics, developing new and improved sources of service fee income, and unrelenting vigilance on the achievement of operating efficiencies. All of these factors contributed to Community's improved profit performance in 2004. The progress achieved in these areas served to offset the impact of interest rate compression on revenue expansion and facilitated earnings growth in an uncertain economic environment.

At the same time, Community continued to make strategic investments in expanded operating platforms and delivery channels to support and serve a larger, more profitable financial services operation. Identifying opportunities for franchise expansion continued to be a primary objective for Community throughout the year. On November 16, 2004, Community announced its pending combination with PennRock Financial Services Corp., the parent of Blue Ball National Bank. This affiliation will be the single largest merger in Community's history. PennRock, with assets in excess of $1 billion, serves three important counties within the south central region of Pennsylvania through its 19 office locations. On a combined basis, the Community / PennRock affiliation will have a combined network of nearly 70 offices and over $3 billion in assets and will serve twelve counties containing over 1.2 million households. Operations will extend from the Pocono region of northern Pennsylvania to just across the Maryland border, with an enviable presence in the vibrant south central region of Pennsylvania. The combined franchise is expected to become the 8th largest bank holding company headquartered in Pennsylvania. The future for this new and exciting partnership will be built on a mutual history of sustained profitability and responsible leadership, both of which were aptly demonstrated during 2004.

FUTURE PERFORMANCE COMPARISONS

Assuming that the companies complete the merger after receiving the necessary regulatory and shareholder approvals, Community will be recording the merger of PennRock under the purchase method of accounting for business combinations, which is now required under generally accepted accounting principles (GAAP). Traditional measures of performance, like net income, earnings per share, and return on assets will continue to be presented, but comparability between post-consummation results and prior years will require careful scrutiny. The most noticeable effect will be that Community's historical operating results and statements of condition will not be restated for the impact of the

PennRock acquisition for periods prior to consummation. PennRock results will only be included on a prospective basis, commencing at the date of consummation, which is expected to occur in mid-2005.

The comparability of other measures, such as ROE, will be dramatically affected due to the introduction of concepts which are unique to the application of the purchase method of accounting for business combinations. For example, Community will recognize certain intangible assets to the extent that the value of the common stock exchanged with former PennRock shareholders exceeds the book value of net tangible assets acquired in the transaction. The introduction of more substantial levels of intangibles arising from the PennRock acquisition will make historic comparisons of ROE between 2005 and prior periods more difficult to interpret and assess.

Many of Community's peers and competitors have also experienced growth through acquisitions that were completed after the mandatory imposition of the "purchase" method of accounting. In response to these comparability challenges, many financial institutions have adjusted certain performance measurements in order to facilitate meaningful comparisons of performance within the financial services industry. Future presentations of Community's financial performance will consider these adjusted measures. For example, earnings results will be reported in both the traditional "net income" format as well as the "operating income" format. The operating income format will measure earnings by excluding certain non-operating expenses such as core deposit intangible amortization and merger-related expenses. Additionally, traditional ROE comparisons will be augmented with a measure called "return on average tangible equity" (ROTE), which seeks to eliminate the distortion in comparability that arises from the accounting implications of acquired intangible assets. To the extent such measures are considered "non-GAAP" measures of performance, Community will be required to provide reconciliations designed to highlight and explain the nature of the differences between traditional "GAAP" measures and those that are considered "non-GAAP".

The presentations provided in this 2004 discussion will require no GAAP / non-GAAP reconciliations. The scarcity of significant acquisition activity at Community since the mandated imposition of the purchase accounting method would yield few noticeable differences between "GAAP" and "non-GAAP" measures in 2004, or in comparable earlier periods. Consequently, most results and comparisons in this analysis are presented on a GAAP basis, unless otherwise indicated.

2004 PERFORMANCE REVIEW

The primary driver of performance in 2004 was growth; more specifically, loan and deposit growth. While the opportunity for improved pricing and expanded interest spread was undermined by the compression of interest rates, Community's ability to achieve organic growth, which includes market share penetration, resulted in an expansion of net interest income. Community benefited from marketing efforts in its core markets and from its position as one of the larger franchises to sustain a deliberate and concentrated focus on central Pennsylvania. Community's customers, as well as new, influential employees formerly associated with larger competitors have been attracted to its "local people...local decisions" philosophy. That operating principle was in stark contrast to larger competitors, which often appear less intensely focused on local markets or seem distracted by the potential for opportunities in new or acquired markets. Average loans grew 15.7% and deposits rose 10.1% and such growth contributed substantially to a 7.2% increase in net interest income.

The continued expansion of banking service offerings also provided an increase to revenue in the form of higher non-interest income. For example, the more widespread acceptance of the "OverdraftHonor" program and the success of other fee-based product distribution initiatives, including annuity sales, brokerage services and insurance-related commissions, provided measurable revenue expansion and income stream diversification. During the first half of the year, Community also recorded substantial increases in gains from the sale of portfolio securities, primarily gains from the sale of bank stocks. These gains reflected opportunities to benefit from the favorable valuations of bank equity securities, particularly early in 2004. Recognition of these gains was coordinated with expanded marketing efforts to increase the visibility of the Community franchise. In the third quarter, Community also decided to sell its credit card portfolio and recognized a gain of $725 thousand. The maturity of the mono-line credit card industry, combined with the relatively small size of Community's portfolio, created overwhelming competitive and scale disadvantages that precipitated the sale.

Lessening the effect of these gains and other revenue expansion trends in non-interest income was the impact of subdued mortgage refinancing activity. Industry-wide, gains and fees from home mortgage refinancing declined as previous pent-up demand was largely satisfied in recent years. At the same time, purchase activity waned in the wake of a tepid economy and the concern over higher interest rates. As a result of these external factors, growth in mortgage banking revenue was not as great as in prior years. Growth in complementary fee-based activities, such as title and settlement services, also lessened, due in some measure to the outsized mortgage origination activity experienced in previous years. The net effect of all of these trends was a 12% increase in income from non-interest sources (excluding security gains), and an 18% increase excluding nonrecurring gains from both years.

Two highlights of 2004 performance related to asset quality and control over non-interest expenses. Community has now experienced two consecutive years of steadily improving metrics in loan quality, including net charge-offs to loans of only 0.16% in 2004. At the same time, the coverage of problem credits provided by the allowance reached 266%. As a consequence of these favorable trends, the provision for loan losses grew modestly, despite substantial growth in loan balances.

Non-interest expenses were adversely impacted by increased marketing efforts, including both image and product specific advertising, each of which was designed to increase Community's visibility within its core markets. Community, like most publicly-traded companies, also experienced another layer of regulatory burden in the form of compliance costs arising out of the Sarbanes-Oxley Act of 2002 (SOX). The most recent wave of requirements resulted in increased costs associated with Section 404 of SOX, which mandated detailed review, documentation and testing of internal controls over financial reporting, and required completion by the end of 2004. Despite these challenges, overall operating expenses grew only modestly as a result of close management of incremental spending during 2004. Concern over the impact of a compressed margin and less robust non-interest revenue projections in areas like mortgage banking necessitated more proactive and strategic cost control efforts, including temporary delays of office openings originally planned for 2004.

Economic Climate

In many ways, economic conditions in 2004 reflected an extended version of issues that had influenced 2003 results. A "new reality" has evolved from the increased global and domestic threats of terrorism. It began with the attack of September 11, 2001 and continued with the current occupation of Iraq, and the seemingly endless hostility in that region of the world. This new reality, combined with a sluggish domestic economy, became the dominant issues confronting the country during the 2004 presidential election year. For most businesses, the fallout from these challenges was exacerbated by previous corporate scandals that ultimately gave rise to the compliance, testing, and oversight provisions of SOX. The nation continues to recover and build upon the progress that has been made in coping with these external factors, but the economy in many parts of the country remains uninspiring.

The Federal Reserve maintained its accommodative posture on interest rates for most of 2004, although subtle changes began to emerge over the course of the year. Productivity improvements, from both technological advances and inexpensive labor costs from the new, more globally-driven economy, served to restrain inflationary pressures and supported a stance of continued low interest rates. The Federal Reserve's posture was also a reflection of its focus on providing "ongoing support to economic activity". Despite the precipitous rise in energy prices and a steadily weakening dollar, the Federal Reserve pursued a restrained mid-year reversal to its accommodative monetary policy. The Federal Reserve began the year with a federal funds target of 1 percent and ended the year with an increase of 125 basis points to 2.25 percent by the end of 2004. This tightening, while directionally significant, did not dramatically alter the interest rate landscape for most financial institutions as most long-term rates experienced little or no upward pressure. Since the end of 2003, interest rates have moved gradually from low rates and a steep yield curve to slightly higher rates and a flatter yield curve. This steady flattening of the yield curve often has been viewed as an unfavorable bellwether for financial institutions. The relatively low rate environment experienced in both 2003 and 2004 continued to provide a healthy stimulus for credit services, while consumer expectations for higher deposit rates supported a continuous flow of liquidity into transaction accounts. This trend corresponded with consumer resistance to locking up funds in longer term certificates of deposit that provided only modest rate incentives for customers to extend maturities. The pressure on net interest income was exacerbated by the inability to achieve significantly higher loan pricing or to incrementally reduce funding costs to expand net interest spread. As a consequence, overall interest spreads remained substantially comparable with 2003.

In summary, the economic climate during 2004 was mixed, yielding no definitive or compelling arguments for either an imminent, robust expansion or a near-term recessionary slowdown. Community operates within a regional economy, and smaller local economies, that have performed with comparative consistency, seemingly less vulnerable to major "boom or bust" cycles that often influence other, more cycle-dependent regions of the country. The mature yet diverse economic underpinnings of Community's service area have been less predisposed to broad expansions or deep slumps triggered by national or international economic and political trends. While these local economies have been characterized by their reliability, the existence of overarching trends will always have some causal effect on regional economies. The businesses and individual customers within Community's markets remain exposed to these pervasive economic developments, but are characterized most often by their comparative stability. That stability has been attributed to many factors, including an absence of single industry concentrations, relatively modest deviations in local employment trends, and steady profitability performance. In recent years, the influence of these factors on local economies has contributed considerably to the sound financial performance of Community Banks.

Emerging Issues for 2005

The single dominant internal issue for 2005 will be the planning and execution of the successful integration of the Community and PennRock operations. The first half of 2005 will be dedicated to the coordination and harmonization of policies, procedures and practices, and to the construction of an operating platform that will facilitate the combination of these historically successful franchises. During this process, both entities will maintain a concentrated focus on the creation of an overall operating platform capable of serving an even larger, more diverse franchise. This effort will culminate in the consolidation of most "back-office" operations, including information technology, loan and deposit operations, and an array of administrative functions. Prior to consummation and throughout much of 2005, Community will incur and recognize certain non-operating expenses that will arise as a direct consequence of the merger. These expenses will include various retention, conversion and severance benefits to be incurred by Community to ensure fair and equitable remuneration for employees who are displaced or inconvenienced by the efforts to combine and integrate the two companies. Community will also incur certain other merger-based expenses directly related to the overall combination initiative. Appropriate accounting recognition will be made in order to segregate the impact of each of these items on 2005 results and provide a clear picture of the operating performance of the newly-formed Community Banks franchise.

During 2005, however, the highest priority will be placed on the following:

     o minimizing the impact of the combination effort on the convenient, effective, and efficient delivery of products and service to new and existing customers, and;

     o maintaining the highest possible levels of profitability and operating efficiency for all of our stakeholders, including both existing shareholders and those shareholders added through our PennRock affiliation.


While a great deal of management attention will be devoted to the combination of the Community and PennRock franchises, these two priorities will remain corporate imperatives for 2005 and beyond.

NET INTEREST INCOME

Community's major source of revenue continues to be derived from intermediation activities through its bank subsidiary and is reported as net interest income. Net interest income is defined as the difference between interest income on earning assets and interest expense on deposits and borrowed funds. Net interest margin is a relative measure of a financial institution's ability to efficiently deliver net interest income from a given level of earning assets. Both net interest income and net interest margin are influenced by the frequency, velocity, and extent of interest rate changes and by the composition and absolute volumes of earning assets and funding sources.

The following table compares net interest income and net interest margin components between 2004 and 2003:

                                                2004                      2003                    Change
                                      ----------------------------------------------------------------------------
                                                     Yield /                   Yield /                  Yield /
                                        Amount        Rate        Amount        Rate        Amount       Rate
                                      ----------------------------------------------------------------------------

         Interest income              $   106,338      5.80%    $   101,217      6.02%    $   5,121     (0.22)%
         Interest expense                  43,242      2.70%         42,351      2.89%          891     (0.19)%
                                      ----------------------------------------------------------------------------
         Net interest income          $    63,096               $    58,866               $   4,230

         Interest spread                               3.10%                     3.13%                  (0.03)%
         Impact of non-interest
         funds                                         0.34%                     0.37%                  (0.03)%
                                                   ------------              ------------             ------------

         Net interest margin                           3.44%                     3.50%                  (0.06)%
                                                   ============              ============             ============

Interest Rates

For the first time since 2000, average interest rates rose. When examined on an average basis, such increases were comparatively modest and slightly more conspicuous at the short end and middle segments of the yield curve. In each of the last three years, it was assumed that rates had declined to levels at, or near, the trough in the interest rate cycle. In each of those years, despite predictions for a gradual rise in interest rates, downward pressure remained. For most of that three year period, declines in short term rates outpaced the declines in the long end of the curve, producing an increasingly steep yield curve. During 2004, such trends began to reverse, producing modest upward pressure on short term rates and a comparatively flatter yield curve. The following graph provides a comparison of average U.S. Treasury rates for the key maturity intervals for both 2004 and the preceding year.


                           Average U.S. Treasury Curve
                          ---------------------------

         3 Months   6 Months   1 Year   2 Year   3 Year   5 Year   10 Year
         --------   --------   ------   ------   ------   ------   -------

2003      1.028%     1.075%    1.241%   1.651%   2.105%   2.966%   4.014%
2004      1.399%     1.614%    1.888%   2.382%   2.780%   3.426%   4.271%


A more perceptible change in the direction of interest rates emerges from a comparison of the one-day interest rates in effect at December 31 for each of the past two years. This comparison, unlike the presentation of average rates, displays rates in place at discrete points in time. Such comparisons tend to provide a less revealing overview of trends, largely because they exclude the more inclusive influence of average rate comparisons and because rates are, by definition, vulnerable to one-day swings. The following graph demonstrates the comparative results provided by a presentation of the yield curve at the end of both 2004 and 2003.

                       Year-Over-Year U.S. Treasury Curve
                       ----------------------------------


         3 Months   6 Months   2 Year   3 Year   5 Year   10 Year   30 Year
         --------   --------   ------   ------   ------   -------   -------

2003      0.917%     1.012%    1.819%   2.302%   3.247%   4.246%    4.826%
2004      2.212%     2.577%    3.065%   3.219%   3.607%   4.218%    5.073%


Despite its inherent limitations, the above graph does provide an illustration of the incremental pricing challenges that emerged during 2004 and the impending challenges likely to be confronted by financial institutions into 2005. This presentation reveals the comparatively modest interest rate premium available at the long end of the curve. When coupled with the flatness of the curve, this trend tends to diminish the bank's appetite for extending maturities on credit facilities or portfolio investments in order to improve yields. Extending maturities or granting favorable, long-term pricing concessions close to the low end of the rate cycle may prove to be problematic if long-term rates were to subsequently tighten, thus restoring a steeper yield curve. On the funding side, the consumer's enthusiasm for extending maturities into longer term certificates of deposits is also diminished near the apparent bottom of the interest rate cycle. Most importantly, if a flat yield curve is in place for an extended period of time, it has the potential to yield additional compression in net interest spread and net interest margin.

Despite these challenges, Community reported little volatility in net interest margin and actually recorded overall improvement in net interest income when comparing 2004 and 2003 results. Interest income from earning assets grew 5.1% while interest expense from the various funding sources increased by 2.1%, resulting in an increase in net interest income of 7.2%.

Interest Income /Earning Assets

Interest income was $106.3 million in 2004 and grew by $5.1 million as compared to the $101.2 million recorded in 2003. This represented growth of 5.1% and was achieved despite the fact that earning asset yields declined from 6.02% in 2003 to 5.80% in 2004. From 2003 to 2004, earning assets grew $151.7 million, including $155.0 million in loans. Such growth was offset by a slight decline in investment portfolio balances. Growth in loans accelerated during the year and was funded by normal runoff in the investment portfolio and by a $118.6 million increase in the level of deposits, primarily in Community's successful Power Checking offering. As in recent years, loan growth was focused in the commercial and commercial real estate categories and was augmented by continued penetration of the consumer home equity market.

Interest Expense / Funding Sources

Interest expense grew modestly during the year despite the overall growth in funding sources. The overall cost of funding, like the yield on earning assets, declined from 2.89% in 2003 to 2.70% in 2004. This decline in the relative cost of funds substantially offset the impact of increased funding levels on interest expense growth. Interest expense rose from $42.4 million in 2003 to just $43.2 million in 2004, a modest change of only $0.9 million. Total interest-bearing funding grew by $139.5 million and, combined with the growth in non-interest funds, provided substantially all of the funding needed for the $155.0 million in loan growth. As was the case in 2003, Community's longer-term, time deposit growth patterns were relatively flat throughout most of the year as consumer preferences were weighted in favor of maintaining adequate liquidity in anticipation of an impending rise in interest rates. Consumer preferences for liquidity and flexibility resulted in an increase in Community's popular Power Checking account offering, which grew by $102.5 million and was the primary driver of overall deposit growth.

Community continued to make strategic use of other forms of funding in order to meet the consistent demand for credit extension that occurred throughout the year. During the year, Community made efforts to strategically realign its balance sheet composition in preparation for the onset of higher interest rates. To this end, Community gradually reduced its dependence on selected short-term funding sources, such as overnight fed funds, which are sensitive to increases in short term interest rates. At various times during the year, Community also increased its long-term borrowings, which are composed principally of term funding available through the Federal Home Loan Bank programs, an important source of liquidity that is accessed pursuant to risk parameters set forth in Community's asset / liability management (ALCO) policies and procedures. This strategy permitted Community to "lock in" longer-term funds at or near a potential trough in the interest rate cycle. Community experienced a 19.7% increase in long-term funding, which totaled $436 million at the end of 2004, and included two $15.5 million subordinated debt instruments issued in equal amounts at the end of both 2002 and 2003. The issuances were integrated with, and responsive to, the overall capital management policy discussed later in this presentation.

Interest Spread and Net Interest Margin

A financial institution's ability to effectively blend the impact of changing rates, shifting rate indices, customer preferences, and product development initiatives can be measured by the performance of interest spread, defined as the difference between earning asset yield and the cost of funding sources. Net interest margin combines the impact of interest spread with both investment of non-interest bearing funding sources and management of non-earning assets. As a result of rate trends and other dynamics specific to Community's balance sheet, Community reported a modest decline in net interest spread from 3.13% in 2003 to 3.10% in 2004, and a decline in net interest margin from 3.50% to 3.44% over the same period. The decline in margin was also linked to the impact of reduced contribution from non-interest funding sources, which declined from 0.37% to 0.34%. During periods of declining interest rates, the contribution from non-interest funds to net interest margin is reduced since funds are invested at progressively lower rates. During periods of rising rates, these funds can be expected to contribute to improvements in net interest margin.

Quarterly Performance

The following table provides a comparison of earning asset yields, funding costs, and other information for each of the four quarters of 2004 and 2003.

                                                                    2004
                                          ---------------------------------------------------------
                                              Fourth         Third        Second         First
                                              Quarter       Quarter       Quarter       Quarter
                                          ---------------------------------------------------------
            Asset yield                        5.90%         5.79%         5.75%          5.77%
            Funding cost                       2.75%         2.68%         2.64%          2.70%
                                          ---------------------------------------------------------
               Interest spread                 3.15%         3.11%         3.11%          3.07%
                                          ---------------------------------------------------------
               Net interest margin             3.51%         3.43%         3.44%          3.40%
                                          ---------------------------------------------------------

            Net interest margin              $16,285        $15,906       $15,843        $15,062
                                          =========================================================

                                                                     2003
                                          ---------------------------------------------------------
                                              Fourth         Third        Second          First
                                              Quarter       Quarter       Quarter        Quarter
                                          ---------------------------------------------------------
            Asset yield                        5.81%         5.88%         6.05%          6.38%
            Funding cost                       2.76%         2.80%         2.94%          3.10%
                                          ---------------------------------------------------------
               Interest spread                 3.05%         3.08%         3.11%          3.28%
                                          ---------------------------------------------------------
               Net interest margin             3.41%         3.44%         3.49%          3.68%
                                          ---------------------------------------------------------

            Net interest margin              $14,789        $14,878       $14,613        $14,586
                                          =========================================================

Quarterly net interest income and net interest margin trends for both 2004 and 2003 reflected many of the same characteristics noted in the comparisons of full year performance. Since the beginning of 2003, interest rates continued their steady pattern of decline through the midpoint of 2004. This drove a corresponding compression of net interest margin, and a practical constraint on Community's ability to reflect more substantial increases in net interest income to accompany its impressive balance sheet growth. For the most part, Community experienced relatively modest improvement in net interest income on a sequential quarter basis throughout most of 2003 and 2004. Near mid-year 2004, the Fed began to slowly reverse its accommodative monetary policy. The pace of the policy reversal was slowly reflected in the increases in yields on earning assets and cost of funding sources in the third and fourth quarters of 2004, though both net interest spread and net interest margin remained compressed. By the end of the year, a more measurable improvement in pricing began to emerge as both net interest spread and net interest margin appeared to recover, albeit modestly, from the nadir of performance reported in the first quarter of 2004, when margin reached only 3.40%. In the fourth quarter of 2004, Community recorded its highest quarterly net interest margin (3.51%) in the two year period.

PROVISION FOR CREDIT LOSSES

One of the high points for the banking industry, and specifically for Community, was the ongoing stability of the credit quality picture throughout 2004. These trends have been largely sustained over a two year period, even as Community has continued to experience dramatic loan growth over that same period. The provision for loan losses was $3.1 million, which was only slightly higher than the provision of $2.5 million recorded in 2003. The relationship of the allowance to loan losses declined, albeit modestly, from 1.22% in 2003 to 1.19% in 2004. The provision and the allowance are recorded at levels which are responsive to both the ebb and flow of general credit quality patterns and, more specifically, to the risks inherent in both seasoned loans and in incremental additions to Community's growing portfolio. Community undergoes a rigorous and consistently applied process on a quarterly basis in order to evaluate the allowance for loan losses and the determination of the quarterly provision for credit losses. Net charge-offs during 2004 were only $1.9 million or 0.16% of average loans. Non-accrual loans aggregated just $5.4 million, and remained near the lowest levels in Community's more recent history. One of the more important measures of credit quality is the coverage of non-accrual loans provided by the allowance. At December 31, 2004, this ratio reached 266% compared to 162% at the end of 2003. See the section of this discussion which addresses the allowance for loan losses and asset quality for additional information.

NON-INTEREST INCOME

Generation of increased levels of non-interest income continues to be an integral component of Community's operating strategy. The development or acquisition of new financial service offerings, combined with the enhancement and expansion of traditional fee-based banking services, have been the catalysts for steady growth in this vital revenue source. Results for both 2004 and 2003 were influenced by the impact of gains from security transactions and by certain non-recurring transactions.

Total non-interest revenues grew 13% from 2003 to 2004. Aggregate revenues reached $23.2 million versus $20.5 million, inclusive of gains from sales of securities. Excluding the financial impact of both security gains and non-recurring revenues, comparisons of non-interest income between 2004 and 2003 resulted in a 18% increase in adjusted non-interest income. Non-interest income adjusted for these items now accounts for 24% of total revenues, which is defined as the sum of tax-equivalent net interest income and non-interest income. The following presentation provides a comparative summary, adjusted for security gains and non-recurring items, of non-interest income between 2003 and 2004:

                                                                                               Change
                                                                                      -------------------------
                                                               2004         2003        Amount          %
                                                            ---------------------------------------------------
         Investment management and trust services           $   1,510    $   1,326    $     184        14%
         Service charges on deposit accounts                    7,120        5,128        1,992        39%
         Other service charges, commissions and fees            3,357        2,958          399        13%
         Insurance premium income and commissions               3,260        2,822          438        16%
         Mortgage banking activities                            2,665        2,532          133         5%
         Earnings on investment in life insurance               1,593        1,455          138         9%
         Other income (excluding non-recurring)                   513          674         (161)      (24)%
                                                           ---------------------------------------------------

                                                               20,018       16,895        3,123        18%

         Other income--non-recurring:
               Gain on branch sale                                ---        1,144       (1,144)
               Pension curtailment                                ---          497         (497)
               Gain on sale of credit card portfolio              725          ---          725
                                                            ---------------------------------------------------
                     Subtotal                                  20,743       18,536        2,207        12%

         Investment security gains                              2,470        1,927          543        28%
                                                            ---------------------------------------------------

         Total non-interest income                          $  23,213    $  20,463    $   2,750        13%
                                                            ===================================================

Investment management and trust revenues include fees derived from the sale of various retail investment products (annuities, brokerage services, mutual funds, etc) as well as fees related to Community's trust department activities. Sales of investment products are facilitated under an arrangement with a national provider of these services. Consultative sales are conducted through the community office network. This arrangement provides convenient access to alternative investment vehicles through licensed employees who live and work in the communities where customers conduct their normal banking business. This service has facilitated a more comprehensive approach to meeting the expanding financial service needs of customers who live within Community's footprint. Customers are increasingly comfortable with using trusted, competent employees who work under the umbrella of their primary financial institutions for this vital service. Trust revenues, which are primarily driven by fees derived from the administration of personal trust accounts, also experienced more vibrant growth during 2004. Late in 2003 Community announced its affiliated arrangement with Bryn Mawr Trust Company, pursuant to which a more competitive investment management product menu could be offered to new customers. A number of initiatives were executed in 2004 in furtherance of leveraging this unique relationship and will continue into 2005.

In the first quarter of 2003, Community began to provide a new product offering which was branded as "OverdraftHonor". Under the benefits provided from this service, demand deposit customers can avoid the adverse credit implications of the occasional inadvertent overdraft situation and simultaneously facilitate timely payment of overdraft items. Since its introduction, Community has experienced steady increases in the fees derived from this service with a modest increase in related credit losses. Such growth was related to a number of factors: the heightened consumer awareness of the benefits of this service; increased product utilization; and the overall growth in the number of demand deposit accounts. While Community expects to continue to record increased fees from this service in 2005, it is anticipated that the pace of growth will moderate from current levels as the product matures and is more fully saturated within the core customer base. The vast majority of the $2.0 million increase in service charges on deposit accounts was derived from fees associated with this service. The remainder was due to increases in the fee structure for this and more traditional overdraft fees.

Other service charges include letter of credit fees, credit card interchange income and safe deposit rentals. The most significant volume of fees in this category, however, are derived from interchange fees from Community's ATM network and from debit card transactions, which together provide nearly two thirds of the total of $3.4 million in fees. Community continues to maintain an ATM network of nearly 100 ATMs, including those in place under a relationship with a local convenience store chain operating within Community's geographic footprint. Transaction counts for non-customer use of the network have remained constant despite a full-year increase in the standard fee charged for foreign transactions. The more substantial increase was realized in the interchange fees associated with retail transactions conducted via the use of debit cards. These charges aggregated nearly $1.1 million in annual fees, resulting in a 42% increase over 2003. Nearly all of the increases in these sources of fee income resulted from increased usage and the consumer's continuing acceptance of these electronic mediums to augment cash or check-based transactions. Community has conducted promotional campaigns to encourage the use of debit card transactions versus traditional check transactions.

Insurance premiums and commissions include agency-based commissions from commercial and personal lines, fees from credit reinsurance activities related to consumer lending, and the revenue from title insurance and settlement activities conducted through Community's title insurance subsidiary, The Sentinel Agency, LLC (Sentinel). During 2003, Community consummated acquisitions of ABCO (April, 2003), which is now a division of Sentinel, and Your Insurance Partner (October, 2003), an insurance agency. The year 2004 represented the first full year of combined operations from these acquisitions and fueled a 16% increase in commissions. Growth in commissions was constrained, however, as title activity declined in a manner that correlated with the decline in mortgage refinancing activity, an important catalyst for increases in title insurance services.

Mortgage banking activities in 2004 were adversely impacted by the decline in mortgage refinancing, which had experienced a dramatic upturn for the last two to three years. The steady decline in the rates offered on fixed-rate single family homes had spurred an extraordinary level of refinancing activity. Although 2004 represented the first full year of activity since the acquisition of Erie Financial Group, Ltd. (Erie), such activity was hampered by the fact that much of the pent-up demand for mortgage refinancing had been satisfied in previous years. Revenues from mortgage banking activities, primarily from brokerage activities, grew to just $2.7 million compared to $2.5 million in 2003, a rather modest increase of 5% in the first full year of combined operations of Erie and Community.

Earnings on investment in life insurance represent the increase in cash value of Bank Owned Life Insurance (BOLI) policies. The BOLI policies of Community are designed to offset costs of supplemental retirement plans and life insurance for selected executives and to partially offset the costs of employee benefit plans including health, group life and disability insurance. Income from BOLI totaled $1.6 million in 2004 and $1.5 million in 2003. The investment in BOLI totaled $35.5 million and $28.8 million at December 31, 2004 and 2003. Earnings on BOLI are affected by fluctuations in interest rates and provide a tax-free return to Community.

The comparison of non-recurring income provided in the chart on page 20 isolates the financial impact of the pension curtailment and branch sale which occurred in 2003 and the gain from the sale of the credit card portfolio in 2004. During 2004, Community analyzed the competitive issues surrounding the viability of maintaining its credit card portfolio in a business line increasingly driven by the advantages of scale. Such analysis was considerate of the competitive challenges presented by the large mono-line credit card providers versus the potential for meaningful expansion of Community's current customer base. Although credit cards will continue to be offered to customers via an outsource arrangement, Community sold its portfolio in the third quarter of 2004 and realized a gain of $725,000.

Gains from the sale of investment securities totaled $2.5 million and increased by nearly $543 thousand between 2003 and 2004. The majority of gains related to sales of equity holdings in bank stocks, the majority of which occurred in the first half of the year. During that time, Community had also embarked on a simultaneous marketing campaign that focused on increasing its visibility in core markets and certain product-specific advertising. This resulted in higher marketing expenditures, particularly in the second quarter of 2004.

NON-INTEREST EXPENSES

Aggregate non-interest expenses grew to $50.0 million in 2004 compared to $45.7 in 2003, an increase of $4.3 million or nearly 10%. The pace of growth in non-interest expenses was influenced by additional expenses from those businesses acquired in 2003 that were integrated with existing financial service activities. Because 2004 represented the first full year of operations for these businesses (ABCO, Your Insurance Partner, Erie), half of the growth in non-interest expenses was directly attributable to the incremental expenses of these businesses incurred from 2003 (partial year) to 2004 (full year). The following table summarizes the expenses incurred during the last two years and isolates the year-over-year changes into its two components; those from new businesses and those from on-going operations (dollars in thousands):


                                                                                $ Change                       % Change
                                           -----------------------    ------------------------------   --------------------------
                                              2004        2003          New      Other      Total        New     Other    Total
                                           ----------- -----------    ------------------------------   --------------------------

        Salaries and employee benefits     $  28,337   $  25,397      $  1,635  $  1,305  $  2,940        7%       5%        12%
        Net occupancy expense                  7,980       7,200           229       551       780        3%       8%        11%
        Marketing expense                      2,325       2,018            14       293       307        1%      14%        15%
        Telecommunications expense             1,285       1,302            16       (33)      (17)       1%      (2)%      (1)%
        Other operating expense               10,066       9,801           243        22       265        3%     ---          3%
                                           -----------------------    ------------------------------   --------------------------

             Total                         $  49,993   $  45,718      $  2,137  $  2,138  $  4,275        5%       5%        10%
                                           =======================    ==============================   ==========================

Bifurcation of the increases in non-interest expenses into two distinct categories facilitated identification of the sources of the $4.3 million increase by isolating the impact of acquired businesses. Changes in the absolute dollar amount were found to be equally influenced by the impact of acquired businesses and the annual increases in the on-going operating expense categories. Excluding the growth attributed to the full year absorption of expenses associated with acquired businesses, adjusted year-over year increases totaled $2.1 million, reflecting a more modest 4.7% increase in operating expenses from 2003.

The single largest component of costs is salary and benefits, as these expenses represent nearly 57% of total operating costs. Excluding the impact of salaries added from the acquired businesses, salary and benefit expenses grew $1.3 million during 2004. During 2004, the average increase for merit bonuses approximated 3%. However, a number of other factors influenced significant changes in the composition of salary and benefit expenses.

     o Migratory changes have occurred in the compensation structure, particularly in sales-related positions, whereby portions of individual compensation have become more heavily weighted toward incentive-based pay. This approach, particularly in areas such as mortgage banking, reduced the dependence on guaranteed compensation and increased reliance on a "pay-for-performance" compensation structure.

     o Increases in group insurance costs for 2004 were less severe than national trends, primarily due to unusual competitive pressures from insurance carriers operating within Community's markets. It is expected that conditions that gave rise to these favorable conditions will abate during 2005, and are likely to result in increases more consistent with national trends.

     o Participation by acquired employees in Community's discretionary incentive and retirement programs fueled a disproportionate increase in benefits expense. Combined benefit costs related to incentive and retirement programs rose to $3.3 million in 2004, a 22% increase from 2003 and included a more generous discretionary contribution to the employee retirement plan and the impact of expanded participation in the management bonus pool. Amounts provided under each of these plans are dependent on the achievement of pre-defined performance goals.

Excluding the impact of acquired businesses, the increase in the total count of full-time equivalent employees by the end of 2004 was negligible, nearly equal to the number in place at the end of 2003. More focused efforts to monitor and manage staffing increases yielded substantial control over staff additions during the year.

Community has historically followed the intrinsic value accounting method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), which was permitted under SFAS No 123, "Accounting for Stock Based Compensation" (SFAS 123). All options issued by Community have been issued at fair value and, accordingly, no compensation expense has been recognized in the financial statements for stock options issued to employees, executive officers or directors through the end of 2004. As discussed in the Notes to the Consolidated Financial Statements, Community has provided the required pro forma disclosures of the impact of stock compensation on net income and earnings per share by applying the fair value recognition provisions of SFAS
123. In December of 2004, the FASB issued SFAS No 123R, "Share-Based Payment" (SFAS 123R), which amended SFAS 123 and will now require financial statement recognition of compensation cost for stock options and other stock-based awards for fiscal periods beginning after June 15, 2005.

Community is currently evaluating the various provisions of SFAS 123R and the optional transition methods that may be applied when adopting this new accounting standard. It is expected that Community will adopt the modified prospective method, which requires recognition of compensation expense for the unvested portion of existing awards and new grants, but does not require a restatement of prior periods. Additionally, it is also expected that the Company and its Board of Directors, through its Compensation Committee, will review and evaluate the continuing role of stock-based compensation in its overall compensation structure in light of these changes in prescribed accounting. Pending the decisions of the Compensation Committee, the ability to estimate the impact of any new options grants to be issued in periods beginning after June 15, 2005 will be affected by the outcome of those decisions. The vesting of existing option grants will not have a material impact on the financial statements in the last half of 2005 or in years beyond 2005.

As would be expected, occupancy expenses were also influenced by the full year impact of offices added during 2003. Community delayed the opening of a limited number of offices that were scheduled to be opened in 2004. Delays in new office openings were affected by a number of factors related to the approvals and timing of new office construction. Increased rentals included carrying costs for land leases executed in advance of the completion of office construction that enabled Community to secure prime locations expected to go on line in 2004. The increase in occupancy expense was also influenced by service contracts associated with technology-related initiatives.

During the last two years, Community expanded its marketing expenditures and the communication channels used to reach its base of customers and non-customers. These efforts have complemented the introduction of new office locations within core markets in past years. These efforts also coincided with a more cohesive and strategic branding approach designed to take advantage of the disruption caused by the acquisitions of several well-known, local financial institutions that compete with Community on a day-to-day basis. This elevated marketing focus has contributed to an increase in overall visibility and has generated the momentum needed for core franchise growth and an increased share of market.

Telecommunications expenses were elevated in 2003 due to the costs of upgrades for communications and data connectivity improvements for Community's growing office network. During 2004, Community underwent an intensive study with an outside vendor specializing in the review and analysis of telecommunications strategy. These efforts identified cost savings which moderated telecommunications expense in 2004 and are expected to continue to do so into 2005.

Other  operating  costs  remained  relatively  stable  between  2003  and  2004.
Increases were almost entirely related to the first full year of expenses associated with acquired businesses during 2003.

INCOME TAXES

Income taxes grew from $4.4 million in 2003 to $4.9 million in 2004, an increase of nearly 12%. The increase was commensurate with the increase in pretax income, resulting in an effective tax rate of approximately 18% in both years. The relative rate of tax exempt income influences the reported income tax rates and remains the primary reason for the difference between the effective tax rate and the statutory federal tax rate for corporations.

BALANCE SHEET: OVERVIEW

At December 31, 2004, Community's total assets reached $1.95 billion, reflecting a change of 5% from the $1.86 billion of assets recorded at the end of 2003. Average assets reached $1.94 billion for 2004 compared to $1.78 billion for 2003, resulting in growth of 9% from 2003. Growth in average assets was fueled by a nearly 16% increase in average loans. The disparity in growth from average loans versus the growth in average assets was influenced by investment balances, which actually declined between the two periods. The liquidity provided by runoff of the investment portfolio combined with a 10% increase in deposits to provide the funding necessary to absorb the accelerated growth in the loan portfolio. Community benefited from increased demand for credit in both the consumer and commercial sectors. While consumer demand for credit was influenced by both low rates and sustained consumer confidence, growth in the commercial sector was more directly related to Community's ability to garner market share from larger, less nimble financial institutions. The growth trends experienced in each of the last two years provide a validation of Community's commitment to staying close to its core markets and to using its local presence and responsiveness as a competitive advantage.

INVESTMENTS

Community has established corporate investment policies that address various aspects of portfolio management, including quality standards, liquidity and maturity limits, investment concentrations and regulatory guidelines. Community's objective with respect to investment management includes maintenance of appropriate asset liquidity, facilitation of asset/liability strategy and maximization of return. Compliance with investment policy is regularly reported to the Board of Directors.

Community actively manages its investment portfolio and, accordingly, classifies all investment securities as "available for sale". Under current policy, if management has the intent and Community has the ability to hold securities until maturity, securities are classified as "held-to-maturity" investments at the time of purchase and carried at adjusted historical cost. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value. Such securities are intended to be used as part of Community's asset/liability management strategy, and may be sold in response to changes in interest rates, prepayment risk and other factors affecting overall investment strategy.

Over the last year, balance sheet dynamics have reflected only modest changes in the investment portfolio as liquidity from scheduled maturity or cash flow runoff was often redeployed into the loan portfolio in order to satisfy the steady demand for credit facilities. During 2004, the average balance in the investment portfolio was reduced from $674 million to $666 million, a decrease of 1%. This decrease followed two consecutive years of double-digit growth in investment portfolio balances when the generation of funding sources, including increases in deposit balances, provided funding in excess of amounts needed to keep pace with loan demand. As loan demand continued to increase in 2004, scheduled runoff in the investment portfolio was utilized to provide the additional liquidity needed to meet customer credit needs, forestalling growth in the investment portfolio. From 2003 to 2004, the relative mix of investments to earning assets dropped from 40% to 36%, while the mix of loans to earning assets grew from 60% to 63%. This shift also served to bolster earning asset yields as the loan portfolio provided a higher yield premium by comparison to alternate investment portfolio yields.

The pretax unrealized net gain within the investment portfolio at December 31, 2004 was $8.5 million. As required, this fair value adjustment was recorded in other comprehensive income (adjusted for income taxes) in the stockholders' equity section of the statement of condition. As previously discussed, all securities included in Community's investment portfolio are classified as "available for sale". Securities totaling $407 million have a fair value that exceeded the adjusted historical cost, with unrealized pretax gains totaling $11.7 million. Alternatively, the portfolio also included $212 million of investments that have a fair value less than the adjusted historical cost, including unrealized losses of $3.2 million. Special consideration was given to those securities which were affected by unrealized losses to ensure the losses were temporary.

In early 2003, the Emerging Issues Task Force (EITF) addressed the issue of accounting for impairments of certain investments in debt and equity securities in EITF 03-1. This authoritative guidance sought to clarify existing recognition and measurement principles to be applied to valuation impairments of securities for reporting periods beginning after June 15, 2004. In December of 2004, this new guidance was temporarily deferred to enable the

Financial Accounting Standards Board (FASB) additional time to further deliberate on the impact of this guidance. In concert with the delay, companies holding investments were encouraged to apply existing guidance for "other-than-temporary" impairments in evaluating the realizable value of investments with unrealized losses. Specifically, companies were encouraged to perform an assessment for those securities in an unrealized loss position and were to determine whether that impairment was "other-than-temporary". In performing this assessment, it was suggested that companies review several factors in assessing the possibility of an "other-than-temporary" impairment. Factors to be considered included, but were not limited to, the following:

     o The length of time and the extent to which market value has been less than cost;
     o    The financial condition and near term prospects of the issuer;
     o The intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

In those instances whereby Community had identified securities which reflected unrealized losses, a systematic methodology was applied in order to perform an assessment of the potential for "other-than-temporary" impairment. The aggregate portfolio of $619 million included $212 million of investment securities with unrealized losses totaling $3.2 million. Of that amount, $54 million of securities, with an unrealized loss of $1.9 million, had been impaired for a period exceeding one year. Management believes that these unrealized losses were entirely attributable to changes in interest rates in periods subsequent to the acquisition of the specific securities, and did not reflect any deterioration of the credit worthiness of the issuing entities. Generally, those securities with unrealized loss included in Community's portfolio are debt securities of investment grade or are equity securities with characteristics of debt securities, including a specific repricing date. In all cases, it was determined that investments that were to be considered for "other-than-temporary" impairment: (1) had a specified maturity or repricing date; (2) were generally expected to be redeemed at par, and (3) were expected to achieve a recovery in market value within a reasonable period of time. Consequently, the impairments identified and subjected to the assessment were deemed to be temporary and required no further adjustment to the financial statements.

The following tables summarize amortized cost and estimated fair values at December 31, 2004, 2003, and 2002 and maturity distribution of securities at December 31, 2004.


                                                 ----------------------------------------------------- --------------------------
                                                            2004                       2003                      2002
                                                  Amortized         Fair       Amortized       Fair      Amortized       Fair
                                                     Cost          Value          Cost        Value         Cost         Value
                                                 --------------------------------------------------------------------------------

U.S. government  and  federal agency             $    126,056  $    125,541  $    173,651  $  173,292  $   130,947   $  134,334
Mortgage-backed, primarily federal agency             178,437       179,314       121,853     123,395      206,450      210,825
State and municipal                                   180,110       186,366       177,546     184,481      172,391      177,135
Corporate                                              58,928        60,043        95,461      97,987       95,022       93,094
Equity                                                 67,085        67,846        65,070      67,806       50,610       52,413
                                                 --------------------------------------------------------------------------------
   Total                                         $    610,616  $    619,110  $    633,581  $  646,961  $   655,420   $  667,801
                                                 ================================================================================


                       MATURITY DISTRIBUTION OF SECURITIES

                                                      One           Five                                                 Weighted
                                    Within One      Through       Through         After                     Average       Average
                                       Year       Five Years     Ten Years      Ten Years       Total      Maturity      Yield(a)
                                    ---------------------------------------------------------------------------------------------
U.S. Government and federal         $     3,077  $     25,339   $    156,704  $    119,373   $   304,493  11yr. 1 mos.     4.50%
  agencies
State and municipal                         ---           829         12,451       166,830       180,110  15yr. 6 mos.     4.89%
Other                                     4,999        14,149         11,172        28,608        58,928  13yr. 11mos.     5.72%
                                    ---------------------------------------------------------------------
    Total                           $     8,076  $     40,317   $    180,327  $    314,811   $   543,531  12yr. 11mos.     4.77%
                                    =====================================================================
Percentage of total                       1.49%         7.42%         33.18%        57.92%        100.0%
                                    =====================================================================

Weighted average yield (a)                6.00%         4.83%          4.47%         4.89%         4.77%
                                    =====================================================================

(a) Weighted average yields, based on amortized cost, were computed on a tax equivalent basis using a federal tax rate of 35%.

LOANS

Average loans grew 15.7% to nearly $1.2 billion for 2004 compared to $1.0 billion for 2003. The following table provides a summary of the increases in the various categories of loans (dollars in thousands).

                                                                                           Change
                                                 2004              2003            Amount            %
                                           -------------------------------------------------------------------

        Commercial                         $      404,653    $      338,907    $     65,746          19%
        Commercial real estate                    310,769           268,470          42,299          16%
        Residential real estate                    95,547           102,545          (6,998)         (7)%
        Consumer                                  342,964           287,268          55,696          19%
                                           -------------------------------------------------------------------
             Total                         $    1,153,933    $      997,190    $    156,743          16%
                                           ===================================================================


For the last several years, Community has focused on leveraging its position as one of the larger financial institutions that remains headquartered in central Pennsylvania. Community has improved its visibility within its core markets, particularly in the commercial and commercial real estate sectors. The addition of experienced lenders with long-term ties to the business communities in these markets has enhanced Community's profile and increased its access to commercial lending opportunities. Brisk activity in construction and land development lending as well as traditional consumer real estate financing fueled the substantial increases in these categories. Commercial lending activity continues to be driven almost exclusively by in-market transactions. Community has also increased the volume of lending to various governmental bodies within its market as the creation of a governmental banking unit has increased its focus in this sector.

At the same time, efforts were also made to become a more competitive consumer lender within Community's footprint. During 2004, promotions for revolving home equity lines of credit with preferential terms created significant interest and generated substantial increases in consumer lending opportunities and expansion of customer relationships. Increases were also noted in the volume of home equity loans with specified terms. Community has centralized the administration and oversight of consumer lending activities which has produced a more strategic approach to expansion of activity in the consumer lending sector.

Residential real estate lending, which is composed primarily of loans to single-family creditors, has experienced a steady decline as a result of the increasing accessibility of secondary market liquidity through mortgage banking activities. Community-based banks continue to provide a convenient avenue for consumers to access funding for residential lending, but most fixed-rate, conforming mortgages continue to be sold in the secondary market. This strategy has reduced the interest rate risk associated with consumer preferences for long-term, fixed rate lending, and provided valuable liquidity for other forms of relationship lending.


ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following sets forth activity within the allowance for loan losses for the last three years (dollars in thousands).

                                                          ------------------------------------------------
                                                               2004             2003            2002
                                                          ------------------------------------------------

              Balance at January 1,                       $     13,178     $      12,343   $      12,132
                   Loans charged off                            (2,910)           (2,839)         (4,180)
                   Recoveries                                    1,053             1,174           1,041
                   Provision charged to operations               3,100             2,500           3,350
                                                          ------------------------------------------------
              Balance at December 31,                     $     14,421     $      13,178   $      12,343
                                                          ================================================

              Allowance for credit losses to loans               1.19%             1.22%           1.36%

For the last two years, the credit quality profile of Community Banks has shown substantial improvement despite significant growth in loans, growth that was particularly evident in the commercial and commercial real estate sectors. The ratio of net charge-offs to loans for 2003 and 2004 was 0.17 % and 0.16 %, respectively. In the two years prior to 2003, net charge-off levels were more than double those amounts. This performance was particularly notable because aggregate loan balances increased 15.7% in 2004 and 12.4% in 2003, providing some indication of the relative quality of loans being added to the portfolio over these periods. Community also monitors the level of the coverage of non-accrual loans provided by the allowance for loan losses. At December 31, 2004, the allowance provided 2.66 times coverage of those loans included as non-accrual loans. At the end of 2003, this same ratio was 1.62 times. These measures, as well as a number of other key measures, serve to demonstrate the continuing improvement in the overall credit quality profile of the loan portfolio.

The following sets forth loan loss experience for the last five years:

                                                     ----------------------------------------------------------------------------
                                                          2004            2003           2002           2001           2000
                                                     ----------------------------------------------------------------------------
      Loans at year-end                              $  1,215,951    $  1,078,611    $    904,568   $    857,278   $   814,874
                                                     ============================================================================

      Average loans balance                          $  1,153,933    $    997,190    $    886,808   $    838,178   $   768,204
                                                     ============================================================================
      Balance, allowance for loan losses,  January
            1                                        $     13,178    $     12,343    $     12,132   $     10,328   $     8,976

      Loans charged off:
          Commercial, financial and agricultural              300             253           1,878          2,275           303
          Real estate-commercial mortgage                   1,087           1,336           1,337            484*          521*
          Real estate-retail mortgage                         160             212             110            ---           ---
          Consumer and other                                1,363           1,038             855          1,017         1,101
                                                     ----------------------------------------------------------------------------

      Total                                                 2,910           2,839           4,180          3,776         1,925
                                                     ----------------------------------------------------------------------------

      Loans recovered:
          Commercial, financial and agricultural              324             240             644            120            23
          Real estate-commercial mortgage                     240             606               7            108*           83*
          Real estate-retail mortgage                          17              83              18            ---           ---
          Consumer and other                                  472             245             372            272           308
                                                     ----------------------------------------------------------------------------

      Total                                                 1,053           1,174           1,041            500           414
                                                     ----------------------------------------------------------------------------

      Net charge-offs                                      (1,857)         (1,665)         (3,139)        (3,276)       (1,511)

      Provision for loan losses                             3,100           2,500           3,350          5,080         2,863
                                                     ----------------------------------------------------------------------------

      Balance,  allowance for loan losses,
            December 31                              $     14,421    $     13,178    $     12,343   $     12,132   $    10,328
                                                     ============================================================================

      Net charge-offs to loans at year end                 0.15%           0.15%           0.35%          0.38%          0.19%

      Net charge-offs to average loans                     0.16%           0.17%           0.35%          0.39%          0.20%

      Balance of allowance for loan losses
            to loans at year end                           1.19%           1.22%           1.36%          1.42%          1.27%

     *  Prior  breakouts  of  historical   information   could  not  be  readily
     reconstructed from predecessor banks' records. Breakouts from 2000 to 2001 are assumed to approximate current mix trends.

The ratio of the allowance to loans declined modestly from 1.22% at the end of 2003 to 1.19 % at the end of 2004. This decline occurred despite a $1.2 million increase in the absolute balance of the allowance, which grew from $13.2 million at the end of 2003 to $14.4 million at the end of 2004. The decline in the ratio of the allowance to loans was primarily attributed to the rapid increase in loan balances. This increase influenced the increase in the provision for loan losses, which rose from $2.5 million to $3.1 million even as the level of identified problem loans declined.

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


                                                       ------------------------------------------------------------------------
                                                           2004           2003          2002           2001           2000
                                                       ------------------------------------------------------------------------
        Loans:
            Commercial, financial and agricultural     $      7,899   $      7,090  $      6,305    $     9,285   $      5,268
            Real estate-construction                            ---            ---           ---             10             14
            Real estate-mortgage                              2,099          2,313         1,936            965          1,593
            Installment                                       3,202          2,184         1,767          1,030          1,748
            Unallocated                                       1,221          1,591         2,335            842          1,705
                                                       ------------------------------------------------------------------------

        Balance                                        $     14,421   $     13,178  $     12,343   $     12,132   $     10,328
                                                       ========================================================================

The amount of the allowance assigned to each component of the loan portfolio is derived from a combination of factors. Estimation methods and assumptions used in the process are reviewed periodically by both management and the Board of Directors.

Community's allowance for loan losses is based upon management's quarterly review of the loan portfolio utilizing a consistent valuation methodology. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served. Commercial and commercial real estate loans are individually risk-rated by Community's loan officers and periodically reviewed by independent loan review personnel. Consumer and residential real estate loans are generally analyzed in homogeneous pools utilizing historical loan charge-off information.

To determine the allowance and corresponding loan loss provision, an amount is allocated to specific loans. For certain commercial and construction loans, this amount is based upon specific borrower data and supporting collateral determined by reviewing individual non-performing, delinquent, or potentially troubled credits. For the majority of the loans that are individually reviewed for impairment, this analysis is based on a comparison of the loan's carrying amount to the net realizable value of the collateral. The portion of the allowance attributable to specific impaired loans was $593 thousand at December 31, 2004. The remaining commercial as well as consumer, and residential real estate loans are evaluated as part of various pools. These pool reserves, generally are based upon historic charge-offs and delinquency history, other known trends and expected losses over the remaining lives of these loans, as well as the condition of local, regional and national economies and other qualitative factors.

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

Risk Elements

The following sets forth information regarding various segments of the loan portfolio, collectively referred to as risk elements. These segments include both nonperforming assets and those loans past due for 90 days or more. Non-performing assets include non-accrual loans, restructurings, and other real estate. Non-accrual loans are loans for which interest income is not accrued due to concerns about the collection of interest and/or principal. Restructured loans may involve renegotiated interest rates, repayment terms, or both, because of deterioration in the financial condition of the borrower. The only credits that would have qualified as restructured loans at the end of both years were already classified in the more severe non-accrual category. The following table provides a comparative summary of nonperforming assets and total risk elements at the end of each of the last five years.

                                                    -----------------------------------------------------------------------
                                                        2004           2003           2002          2001          2000
                                                    -----------------------------------------------------------------------
      Loans on which accrual of interest has
        been discontinued:

          Commercial, financial and agricultural    $      1,748   $      3,066   $      2,257   $     3,783  $     2,042
          Mortgages                                        2,894          4,054          6,609         6,952        3,445
          Other                                              786          1,031            527           355          356
                                                    -----------------------------------------------------------------------
                                                           5,428          8,151          9,393        11,090        5,843
                                                    -----------------------------------------------------------------------

      Loans renegotiated with borrowers                      ---            ---            ---           ---          205
                                                    -----------------------------------------------------------------------

      Total non-accrual loans                              5,428          8,151          9,393        11,090        6,048

      Foreclosed real estate                               2,094          4,865          1,183           631          416
                                                    -----------------------------------------------------------------------

      Total non-performing assets                          7,522         13,016         10,576        11,721        6,464
      Loans past due 90 days or more:
          Commercial, financial and agricultural             ---              4             97         1,002            8
          Mortgages                                          ---             40            770           405          495
          Consumer and other                                 ---             46             94           252          109
                                                    -----------------------------------------------------------------------

                                                             ---             90            961         1,659          612
                                                    -----------------------------------------------------------------------

      Total risk elements                           $      7,522   $     13,106   $     11,537   $    13,380  $     7,076
                                                    =======================================================================

      Ending allowance for loan losses              $     14,421   $     13,178   $     12,343   $    12,132  $    10,328
                                                    =======================================================================

      Ending allowance to non-accrual loans               266%             162%          131%          109%         171%

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

The approximate amount that would have been accrued on those loans for which interest was discontinued in 2004 was $360,000.

Overall Assessment

Community has assessed all of the above factors in the establishment of the allowance for loan losses. The determination as to the adequacy of the allowance reflects management's judgment, and was based upon collateral, local market conditions, various estimates, and other information that requires subjective analysis. These factors, which are prone to change, are monitored by management to evaluate their potential impact on management's assessment of the adequacy of the allowance. Based on its evaluation of loan quality, management believes that the allowance for loan losses at December 31, 2004 was adequate to absorb probable losses within the loan portfolio.

DEPOSITS

Deposit balances remain the primary source of funding for financial institutions and Community recognized steady growth of nearly 10% in this important core-funding source, with average balances summarized as follows:

                                                                                             Change
                                                                                             ------
                                                    2004              2003            Amount           %
                                                    ----              ----            ------           -

            Demand                            $      178,084    $       167,315   $     10,769          6%
            Savings & NOW accounts                   495,968            401,805         94,163         23%
            Time                                     510,046            498,005         12,041          2%
            Time $100,000 or more                    111,879            110,231          1,648          1%
                                              ----------------------------------------------------------------
                                               $   1,295,977    $     1,177,356   $    118,621         10%
                                              ================================================================

As in 2003, deposit trends were influenced by consumer preferences for liquidity. The scarcity of opportunities available to achieve higher returns by extending maturities stunted growth in most time deposit categories. Deposit growth in 2004 was concentrated in savings deposits, more specifically Community's Power Checking account. This account, which has characteristics of both a money market and checking account, has grown steadily throughout both 2004 and 2003. Consumer preferences were clearly weighted in favor of maintaining adequate liquidity in anticipation of a future increase in rates. This was influenced, in part, by concerns over the presidential election and any possible impact that may have on expectations for the pace and velocity of chances in interest rates. Despite the fact that most interest rates declined steadily through mid-year, most depositors were reluctant to extend time deposit maturities to obtain only marginally higher rates. The consistent downward pressure on rates, combined with lack of confidence in other more risky investment vehicles, increased consumer preference for the flexibility, liquidity and guaranteed return provided by these accounts.

The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2004.


                            Remaining Time to Maturity:
                              Less than three months                            $        19,365
                              Three months to six months                                 12,157
                              Six months to twelve months                                20,506
                              More than twelve months                                    53,980
                                                                                -----------------
                                                                                $       106,008
                                                                                =================

BORROWED FUNDS

Community makes tactical use of Federal Home Loan Bank (FHLB) advances and other borrowed funds to augment its funding needs. The largest component of borrowed funds comes from FHLB advances. FHLB borrowings, which are collateralized by residential mortgages or other qualified securities, include a variety of credit products available to Community through its membership in the Federal Home Loan Bank. At December 31, 2004, the amount available for borrowing under FHLB arrangements totaled $158.3 million. The use of advances and borrowed funds is a by-product of Community's overall asset / liability management strategy and is influenced by a number of factors, which are discussed more fully in the section titled "Asset / Liability Management and Liquidity".

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

Community believes that capital is a valuable, albeit limited resource whose availability moderates with changes in the business cycle. Community has developed an extensive capital management policy designed to consider all aspects of capital management. This policy is mindful of the responsibilities to Community's shareholders, employees, regulators, and other constituencies to ensure that capital is well-managed. The policy considers the impact of numerous capital management issues, including: the maintenance of key financial ratios; the need for an adequate return to shareholders in terms of both dividend payout and capital appreciation; the flexibility to apply techniques that will accommodate either equity expansion or contraction; and the restraint required to avoid accumulation of unsustainable levels of intangible assets. Community also continuously examines its options with regard to capital management in the context of intrinsic factors, including its prospects for growth, the potential for earnings disruption, and others. Maintenance of appropriate capital levels may require the application of techniques designed to help Community meet or exceed regulatory guidelines and to correlate capital levels with a given asset growth rate. Community's capital management and planning process is reviewed and approved by its Board of Directors.

In addition to internal guidelines, regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. All regulatory capital guidelines are based upon a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. The following table provides the risk-based capital positions of Community and its bank subsidiary at the end of 2004, along with an indication of the various regulatory capital requirements.

                                                  December 31,           "Well              "Regulatory
                                                     2004             Capitalized"            Minimums"
                                                     ----             ------------            ---------
           Leverage ratio
                Community Banks, Inc.                8.80%                 n/a                  4%
                Bank only                            8.22%                  5%                  4%

           Tier 1 capital ratio
                Community Banks, Inc.               11.62%                 n/a                  4%
                Bank only                           10.85%                  6%                  4%

           Total risk-based capital ratio
                Community Banks, Inc.               12.62%                 n/a                  8%
                Bank only                           11.83%                 10%                  8%

The most fundamental source of capital is earnings and earnings retention. This cornerstone of capital adequacy can be augmented by a number of capital management strategies. Throughout the year, Community's earnings trends supported a return of capital to existing shareholders in the form of the traditional cash dividend. Community also made strategic use of share repurchase as another efficient means of returning capital to shareholders. At the end of both 2002 and 2003, Community executed separate issuances of $15.5 million of subordinated debentures and the total subordinated debentures balances remained at $30.9 million as of the end of 2004. Community places no significant reliance on these instruments to meet regulatory capital requirements. In the aggregate, these various strategies and techniques have allowed management to maintain capital at levels that represented an efficient use of this valuable resource. Community does not presently have any commitments for significant capital expenditures.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

The process by which financial institutions manage earning assets and funding sources under different interest rate environments is called asset/liability management. The primary goal of asset/liability management is to increase net interest income through the prudent control of market risk, liquidity, interest rate risk and capital. Two important barometers of performance are net interest margin and liquidity. Net interest margin is increased by widening interest spread while controlling interest rate sensitivity. The adequacy of liquidity is determined by the ability to meet the cash flow requirements of both depositors and customers requesting bank credit. Community's Board of Directors and the Audit Committee of the Board govern and monitor asset/liability management processes and liquidity as part of the overall risk management process and delegate the responsibility for management of these processes to the corporate Asset/Liability Management Committee (ALCO).

Liquidity is defined as the ability to meet maturing obligations and customers' demand for funds on a continuous basis. Good liquidity exists when an entity can meet its potential cash obligations without liquidating its franchise assets. Poor liquidity exists when a company lacks the liquid assets to cover short term liabilities. Liquidity is sustained by stable core deposits, a diversified mix of liabilities, strong credit perception and the presence of sufficient assets convertible to cash without material loss or disruption of normal operations. Bank liquidity could contract from current comparatively strong positions if there were reversals in trends that contributed to recent deposit growth. Community actively manages liquidity within a defined range and has developed reasonable liquidity contingency plans, ensuring availability of alternate funding sources to maintain adequate liquidity under a variety of business conditions. Community's investing and financing activities are conducted within the overall constraints of its liquidity management policy and practices.

Community utilizes a variety of techniques to assist management and the Board of Directors in the management and monitoring of interest rate risk. In order to quantify the impact of changes in interest rates on net interest income, Community conducts a quarterly interest rate shock simulation that projects the impact of interest rate changes on net interest income over the next year. These simulations are utilized to assess whether management should consider corrective actions in order to minimize Community's exposure or vulnerability to a particular trend in interest rates. Management has established acceptable tolerance limits for the impact of changes in interest rates on the volatility of net interest income, and is authorized to pursue mitigating strategies in order to minimize unfavorable impact under a variety of scenarios. Such simulations are conducted under a variety of assumptions that require estimates of the velocity and extent of interest rate changes, including an assessment of the impact of such changes on those assets and liabilities that have indeterminate maturity or repricing characteristics. Simulation of earnings is used primarily to measure Community's earning exposure for the ensuing year. Current policy limits unfavorable exposure of simulated net interest income to 10% of the base case net interest income in either a rising or falling rate "shock" scenario (immediate repricing) of 200 basis points. The following is a summary of the rate "shock" results conducted under these various assumptions as December 31, 2004:

                                                              Annual
                               Simultaneous                   Change
                                   Rate                  in Net Interest                  %
                                 "Shock"                      Income                    Change
                      --------------------------------------------------------------------------------

                                  +300bp                  +$5.0 million                 +8.35%
                                  +200bp                  +$3.5 million                 +5.84%
                                  +100bp                  +$1.8 million                 +2.98%
                                  -100bp                  -$3.2 million                 -5.26%

Management augments its simulation process with two other techniques, GAP analysis and economic value of equity (EVE) computations. The most practical tool for day-to-day management of interest rate risk is GAP analysis, which provides an array of various timeframes during which earning assets and funding sources can be expected to mature or reprice. This information is ordinarily examined in the context of the results derived from the quarterly rate shock simulations. Management uses such information to identify specific "cause and effect" relationships that can be reviewed, analyzed, managed, or changed to ensure maximization of net revenue from intermediation activities. The combination of GAP analysis and rate shock simulations provides the most practical measurement tools for monitoring and managing of the largest source of revenue for community banks. As with the simulation or "shock" analysis, Community has established a policy limit for the cumulative twelve month GAP of "plus or minus" 15% of total assets. At December 31, 2004, the twelve month GAP fell well within this policy limit for each of the time intervals less than one year, as shown in the following summary:

                                                                        Cumulative GAP
                                     Interval                     (Expressed as % of Assets)
                      ---------------------------------------------------------------------------

                                 0-90 days                                 + 11.18%

                                 91-180 days                               + 10.94%

                                 181-365 days                              + 10.28%

EVE computations provide a longer-term assessment of interest rate risk, but are more practical for evaluating long-term, strategic decision-making. EVE has several limitations, including: (1) the intrinsic value of assets and liabilities does not necessarily represent the fair value of financial instruments since it does not include credit risk and liquidity;

(2) estimated cash flows are required for non-maturity financial instruments and are, by their nature, inexact; and (3) the future structure of Community's balance sheet does not consider increased loan and deposit activities from core business within its present value assessment. The results derived from EVE computations, however, provide a valuable framework for managing longer-term balance sheet exposures and interest rate volatility trends. At the end of 2004, all measures of EVE fell within the policy limits established via the asset/liability management policy, as approved by the Board of Directors.

CONTRACTUAL OBLIGATIONS

Significant contractual obligations at December 31, 2004 are summarized in the following table:


                                                                            Payments due by period
                                                -------------------------------------------------------------------------------
                                                                  Less than          1-3             3-5          More than
                 Dollars in thousands               Total           1 year          years           years          5 years
        -----------------------------------------------------------------------------------------------------------------------

        Long-term debt                          $      404,662  $       42,243  $       69,229  $       32,878  $      260,312
        Operating lease obligations                     11,350           1,223           1,833           1,261           7,033
        Subordinated debt                               30,928             ---             ---             ---          30,928
        Time deposits                                  623,803         275,992         257,143          89,716             952
        -----------------------------------------------------------------------------------------------------------------------

        Total                                    $   1,070,743  $      319,458  $      328,205  $      123,855  $      299,225
        -----------------------------------------------------------------------------------------------------------------------


OFF-BALANCE SHEET COMMITMENTS

As of December 31, 2004, Community had unfunded commitments totaling $484.2 million. For details of these off-balance sheet commitments, see "Notes to Consolidated Financial Statements - Commitments and Contingencies" included in
Part II, Item 9

REGULATORY MATTERS

Community and its affiliates are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2004, the Pennsylvania State Department of Banking, the Federal Deposit Insurance Corporation, and the Federal Reserve performed various examinations of Community and its banking subsidiaries pursuant to their regular, periodic regulatory reviews. No comments were received from these various bodies that would have a material adverse effect on Community's liquidity, capital resources, or operations.

INFLATION

Community's ability to cope with the impact of inflation is best measured by its ability to respond to changing interest rates and manage non-interest income and expense. Within its ALCO processes, Community manages the mix of interest rate-sensitive assets and liabilities in order to limit the impact of changing interest rates on net interest income. Inflation also has a direct impact on non-interest income and expense such as service fee income, salary and benefits expenses, and other overhead expenses. Inflationary pressures over the last several years have been relatively modest but more recent trends suggest the potential for emerging inflationary pressure. Management will continue to monitor the potential for inflation and its impact on the pricing of products and services.

PERFORMANCE REVIEW: 2003 VERSUS 2002

Community completed a year of record performance in 2003, reporting the highest net income and earnings per share in its history up to that point. At the same time, Community made significant progress in its continuing effort to evolve into a "community-focused" and integrated financial services corporation. Net income reached $20.4 million, an 11% increase from the net income of $18.4 million reported in 2002. Similarly, diluted earnings per share reached $1.63, a 10% improvement from the $1.48 reported in 2002. At the end of 2003, Community produced an ROA of 1.15% and an ROE of 15.03%, which were comparable to the performances of 1.17% and 15.46% in the prior year.

Interest Income

Interest income was $101.2 million in 2003, only slightly below the $102.5 million recorded in 2002, despite the fact that earning asset yields declined from 6.89% to 6.02% between the two years. Earning asset growth, fueled principally by loan growth, forged a 13.0% increase from $1.49 billion to $1.68 billion and helped to offset the compression that would normally accompany lower earning asset yields. From 2002 to 2003, earning assets grew $193 million, including $111 million in loans and $89 million in portfolio investment securities. Growth in loans accelerated during the year and was funded by both runoff in the investment portfolio and by an $86 million increase in the level of deposits, most of which occurred in Community's successful Power Checking offering.

Interest Expense

Interest expense on deposits declined dramatically during 2003 and was a major contributor to the nearly 5% increase in net interest income. Despite increases in loan mix and an overall increase in the level of earning assets, Community was not able to achieve improvement in interest income due to the impact of lower rates. Fortunately, that same rate environment permitted most banks to reduce interest rates on deposit funding and enabled Community to reduce its overall funding costs from $46.2 million in 2002 to $42.3 million in 2003, a decline of $3.9 million or 8%. Simultaneously, most banks continued to enjoy an influx of deposit funding as consumers opted for the security and short-term liquidity of bank deposits. Total deposits grew by $86 million. For the first time in several years, Community realized no growth in its time deposit categories as consumers were reluctant to extend maturities for relatively unattractive rate premiums.

Community also made strategic use of other forms of funding in order to meet the consistent demand for credit extension that occurred in 2003. Incremental borrowing rates on federal funds influenced the pricing of all short-term sources of funds and made these borrowings far less expensive than other funding sources. At various times during the year, Community also increased its long-term borrowings, which are composed principally of term funding available through the Federal Home Loan Bank programs. Community experienced a 17% increase in long-term funding, which included the first full year of $15 million in trust preferred instruments issued under a pooled arrangement in December of 2002. Community executed an additional $15 million in these instruments at the end of 2003, bringing its total issuances to $30 million.

Net Interest Income

Despite the decline in earning asset yields, interest income stabilized during most of the year as earning assets were redeployed from lower-yielding, maturing investments to comparatively higher-yielding loans. The increasing affordability of credit created increased demand for both business and consumer credit products, resulting in an overall increase in earning assets. At the same time, most banks continued to benefit from an influx of deposit funding. The paucity of competitive returns in either the equity markets or other investment yields made bank deposits a viable short-term alternative given consumer preferences for liquidity in anticipation of future rate increases. Most consumers were understandably averse to commit funds into longer maturity instruments given the expectation of higher rates. The net impact was that interest expense declined by 8% while interest income declined by only 1%, resulting in an increase in net interest income of nearly 5% , from $56.3 million in 2002 to $58.9 million in 2003.

As a result of rate trends and other dynamics specific to Community's balance sheet, Community reported a decline in net interest spread from 3.29% in 2002 to 3.13% in 2003, and a decline in net interest margin from 3.78% to 3.50% over the same period. The decline in margin was also linked to the impact of reduced contribution from non-interest funding sources, which declined from 0.49% to 0.37%. During periods of declining interest rates, the contribution from non-interest funds to net interest margin is reduced since funds are invested at progressively lower rates.

Provision for Credit Losses

For the second consecutive year, Community reported a decline in the provision for loan losses, which reflected the steady improvement in the overall asset quality metrics of its loan portfolio. The provision declined from $3.4 million in 2002 to $2.5 million in 2003, while the relationship of the allowance for loan losses to loans declined from 1.36% at December 31, 2002 to 1.22% at the end of 2003. The provision, and the level of the allowance, was responsive to the changing credit quality conditions. Net charge-offs during 2003 were only $1.7 million, or 0.17% of average loans, and reflected a significant decline from charge off levels of the past two years. Non-accrual loans aggregated $8.2 million, the lowest absolute level since the beginning of 2001.

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

Non-Interest Expenses

Total non-interest expenses reached $45.7 million in 2003 and reflected a 16% increase, or $6.4 million, from the $39.3 million recorded in 2002. The growth was influenced by two major factors. Over 25% of the increase of $6.4 million, or $1.7 million, was directly related to increased expenses from the integrated businesses acquired at different points during 2003. These increases included the expenses from ABCO, Erie, and incremental insurance agency activity. Excluding the portion of the increase related to acquired businesses, 2003 operating expenses increased $4.7 million or 12% over 2002 expenses. This second component of the increase was more directly related to the costs associated with expansion of the core banking franchise. Since the end of 2001, Community had added a total of seven new banking facilities while selling three offices in markets with less robust growth characteristics. This selective expansion of the Community Banks franchise had a significant influence on the operating expense structure. At the same time, this expansion had also been an important catalyst for the growth in loan and deposit balances since the end of 2001.

Excluding the impact of salaries added from the acquired businesses, salary and benefit expenses grew nearly $2.5 million from 2002 to 2003. Of this increase, over $1 million was attributed to the effect of the 3% average salary increase and to a heavier reliance on employee incentives. Payroll taxes and employee insurance costs were influenced by personnel added in both banking and acquired businesses, and by increases in health insurance rates. The remainder of the increase, less than $1 million, was affected by personnel added as a result of the new branch offices, the increased cost of the customer service center, and by the addition of new lenders for certain key growth markets.

Expenses not related to employee-related costs also grew. Occupancy expenses were influenced by increased costs associated with community office expansion and rose by just over $1 million. Marketing and promotional expenses increased over $900 thousand. These costs were undertaken in order to increase Community's market share in new markets and to preserve and expand share in its legacy communities. Marketing campaigns were undertaken to expand awareness, image and lead product advertising, especially in the first half of 2003. Community also reflected a $300 thousand increase in its communications and data connection expenses during the year.


The following tables are provided as a supplement to Management's Discussion and Analysis of Financial Condition and Results of Operations:

     * Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential
     *    Rate/Volume Analysis - Tax Equivalent Basis
     * Loan Account Composition as of December 31, 2004, 2003, 2002, 2001, and 2000.
     * Maturities and Sensitivity to Changes in Interest Rates for Commercial, Financial, and Agricultural Loans as of December 31, 2004.


 Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

 Income and Rates on a Tax Equivalent Basis (b) for the Years Ended December 31, 2004, 2003, and 2002

                                            2004                                 2003                                 2002
                           ---------------------------------------------------------------------------------------------------------
                                                      Average                            Average                            Average
                                         Interest      Rates                 Interest     Rates                 Interest     Rates
                               Average    Income/     Earned/   Average       Income/    Earned/    Average      Income/    Earned/
                              Balance(c) Expense(a)   Paid (a) Balance(c)    Expense(a)  Paid (a)  Balance(c)   Expense(a)  Paid (a)
                           ---------------------------------------------------------------------------------------------------------
Assets:
 Earning assets:
  Interest-bearing
  deposits in other banks    $    2,325  $       20    0.86%  $     1,160    $      9     0.78%   $     1,742    $     26    1.49%
  Investment securities:
     Taxable                    456,478      19,624    4.30       466,316      18,607     3.99        384,097      19,602    5.10
     Tax-exempt (b)             209,170      15,856    7.58       207,627      15,957     7.69        200,419      14,955    7.46
                             -----------                      -----------                         -----------
      Total investment
      securities                665,648                           673,943                             584,516
                             -----------                      -----------                         -----------
  Federal funds sold              7,801         117    1.50         4,015          40     1.00         11,126         193    1.73
  Loans (b) (d)               1,156,107      70,721    6.12     1,001,086      66,604     6.65        889,912      67,712    7.61
                           ---------------------------------------------------------------------------------------------------------
    Total earning assets      1,831,881     106,338    5.80     1,680,204     101,217     6.02      1,487,296     102,488    6.89
                           ---------------------------------------------------------------------------------------------------------
Cash and due from banks          37,316                            36,451                              36,982
Allowance for loan losses       (14,156)                          (13,016)                            (12,689)
Premises, equipment,
  and other assets               86,055                            77,040                              68,457
                             -----------                      -----------                         -----------
      Total assets           $1,941,096                       $ 1,780,679                         $ 1,580,046
                             ===========                      ===========                         ===========

Liabilities:
 Interest-bearing
 liabilities:
  Savings deposits           $  167,428         413    0.25   $   164,207         690     0.42    $   149,066       1,864    1.25
  Money market deposits          62,591         377    0.60        74,156         624     0.84         82,793       1,289    1.56
  NOW accounts                  265,949       3,484    1.31       163,442       2,006     1.23         90,773         998    1.10
  Time deposits:
     $100,000 or greater        111,879                           110,231                             107,523
     Other                      510,046                           498,005                             498,159
                             -----------                      -----------                         -----------
       Total time deposits      621,925      18,249    2.93       608,236      19,777     3.25        605,682      24,498    4.04
                             -----------                      -----------                         -----------
      Total interest-bearing
       deposits               1,117,893                         1,010,041                             928,314
                             -----------                      -----------                         -----------
  Short-term borrowings          59,303         739    1.25        97,837       1,243     1.27         54,178         977    1.80
  Long-term debt                394,944      18,382    4.65       339,564      17,256     5.08        301,922      16,560    5.48
  Subordinated debt              30,928       1,598    5.17        16,148         755     4.68            484          26    5.37
                           ---------------------------------------------------------------------------------------------------------
     Total interest-bearing
       liabilities            1,603,068      43,242    2.70     1,463,590      42,351     2.89      1,284,898      46,212    3.60
                           ---------------------------------------------------------------------------------------------------------
Demand deposits                 178,084                           167,315                             163,434
Accrued interest, taxes
  and other liabilities          14,194                            14,001                              12,362
                             -----------                      -----------                         -----------
     Total liabilities        1,795,346                         1,644,906                           1,460,694
                             -----------                      -----------                         -----------
Stockholders' equity            145,750                           135,773                             119,352
                             -----------                      -----------                         -----------
     Total liabilities and
  stockholders' equity       $1,941,096                       $ 1,780,679                         $ 1,580,046
                             ===========                      ===========                         ===========

Interest income to earning assets                      5.80%                              6.02%                              6.89%
Interest expense to earning assets                     2.36                               2.52                               3.11
                                                       -----                              -----                              -----

     Effective interest differential       $ 63,096    3.44%                 $ 58,866     3.50%                  $ 56,276    3.78%
                                           =================                 ==================                  =================

(a)  Loan fees are included in interest income and rate calculations.
(b) Interest income on all tax-exempt securities and loans have been adjusted to a tax equivalent basis utilizing a Federal tax rate of 35% in 2004, 2003, and 2002.
(c)  Averages are a combination of monthly and daily averages.
(d) Includes non-accrual loans and interest-earning education loans held for sale.


                  Rate/Volume Analysis-Tax Equivalent Basis (a)
                 For the Years Ended December 31, 2004 and 2003

                                             ---------------------------------------------------------------------------------------
                                                           2004 vs 2003                                2003 vs 2002
                                             ---------------------------------------------------------------------------------------
                                                Volume         Rate          Total         Volume          Rate           Total
                                             ---------------------------------------------------------------------------------------

                                                                            Favorable (Unfavorable)
Increase (decrease) in interest income:
     Loans                                   $     9,767   $   (5,650)    $    4,117    $    7,935       $ (9,043)    $    (1,108)
     Investment securities:
         Taxable                                    (399)       1,416          1,017         3,734          (4,729)          (995)
         Tax exempt                                  118         (219)          (101)          545             457          1,002
                                             ---------------------------------------------------------------------------------------
            Total                                   (281)       1,197            916         4,279          (4,272)             7
     Federal funds sold                               50           27             77           (92)            (61)          (153)
     Interest-bearing deposits in other
       banks                                          10            1             11            (7)            (10)           (17)
                                             ---------------------------------------------------------------------------------------
         Total                                     9,546       (4,425)         5,121        12,115         (13,386)        (1,271)
                                             ---------------------------------------------------------------------------------------


(Increase) decrease in interest expense:
     Savings deposits                               (806)        (148)          (954)         (877)          1,708            831
     Time deposits                                  (437)       1,965          1,528          (102)          4,823          4,721
     Short-term borrowings                           480           24            504          (615)            349           (266)
     Long-term debt                               (2,658)       1,532         (1,126)       (1,959)          1,263           (696)
     Subordinated debt                              (757)         (86)          (843)         (732)              3           (729)
                                             ---------------------------------------------------------------------------------------
         Total                                    (4,178)       3,287           (891)       (4,285)          8,146          3,861
                                             ---------------------------------------------------------------------------------------

Increase (decrease) in effective interest
differential                                 $     5,368   $   (1,138)    $    4,230    $    7,830       $ (5,240)    $     2,590
                                             =======================================================================================

(a) Table shows approximate effect on the effective interest differential of volume and rate changes for the years 2004 and 2003. The effect of a change in average volume has been determined by applying the average yield or rate in the earlier period to the change in average volume during the period. The effect of a change in rate has been determined by applying the change in rate during the period to the average volume of the prior period. Any resulting unallocated amount was allocated ratably between the volume and rate components. Non-accrual loans have been included in the average volume of each period. Tax-exempt income is shown on a tax equivalent basis assuming a federal income tax rate of 35% in 2004, 2003, and 2002.


                            LOAN ACCOUNT COMPOSITION
                                as of December 31
                                -----------------

                                       2004                2003                 2002                 2001                2000
                               -----------------------------------------------------------------------------------------------------
                                 Amount   Percent   Amount    Percent    Amount    Percent    Amount     Percent   Amount    Percent
                               -----------------------------------------------------------------------------------------------------
Commercial, financial and
   agricultural                $  409,105   33.7% $  367,444    34.1%  $ 295,506     32.7%  $ 158,223      18.4% $ 135,612     16.6%
Real estate-construction            8,703    0.7       7,338     0.7       2,615      0.3      21,225       2.5     22,403      2.7
Real estate-commercial            356,871   29.3     283,661    26.3     246,533     27.2     554,354 *    64.7    540,639 *   66.4
   mortgage
Real estate-retail mortgage        83,979    6.9      91,485     8.5     106,882     11.8         ---      ---         ---      ---
Consumer-home equity               53,921    4.4      38,299     3.5      28,169      3.1         ---      ---         ---      ---
Consumer-installment and other    303,372   25.0     290,384    26.9     224,863     24.9     123,476      14.4    116,220     14.3
                               -----------------------------------------------------------------------------------------------------
   Total loans                  1,215,951  100.0%  1,078,611   100.0%    904,568    100.0%    857,278     100.0%   814,874    100.0%
                                           =====               ======               ======                ======              ======

Allowance for loan losses         (14,421)           (13,178)            (12,343)             (12,132)             (10,328)
                               ----------         ----------           ---------            ---------            ---------

   Loans, net                  $1,201,530         $1,065,433           $ 892,225            $ 845,146            $ 804,546
                               ==========         ==========           =========            =========            =========

* Prior breakouts of historical information could not be readily reconstructed from predecessor banks' records. Breakouts from 2000 to 2001 are assumed to approximate current mix trends.

Community's loan activity is principally with customers located within its local market area. Community continues to maintain a diversified loan portfolio and has no significant loan concentration in any economic sector. Commercial, financial, and agricultural loans consist principally of commercial lending secured by financial assets of businesses including accounts receivable, inventories and equipment, and, in most cases, include liens on real estate. Real estate construction and mortgage loans are primarily 1 to 4 family residential loans secured by residential properties within the bank's market area. Personal-installment loans consist principally of secured loans for items such as automobiles, property improvement, household and other consumer goods. Community continues to sell fixed rate mortgages in the secondary market to manage interest rate risk. Historically, relative credit risk of commercial, financial and agricultural loans has generally been greater than that of other types of loans.

                MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST
                RATES FOR COMMERCIAL, FINANCIAL AND AGRICULTURAL
                       AND REAL-ESTATE CONSTRUCTION LOANS
                             as of December 31, 2004
                             -----------------------

                                                                               Maturity Distribution
                                                                               ---------------------
                                                               One Year        One to       Over Five
                                                                or Less      Five Years       Years          Total
                                                             ----------------------------------------------------------

               Commercial, financial and agricultural        $     72,248   $    159,420  $    177,437   $    409,105
               Real estate-construction                               593            606         7,504          8,703
               Real estate-commercial mortgage                     34,991        137,266       184,614        356,871
                                                             ----------------------------------------------------------
                                                             $    107,832   $    297,292  $    369,555   $    774,679
                                                             ==========================================================

                                                                        Interest Sensitivity
                                                                        --------------------

                                                               Variable        Fixed          Total
                                                             -------------------------------------------

               Due in one year or less                       $     57,947   $     49,885  $    107,832
               Due after one year                                 391,511        275,336       666,847
                                                             -------------------------------------------
                                                             $    449,458   $    325,221  $    774,679
                                                             ===========================================

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

A portion of the information related to quantitative and qualitative disclosures about market risk is included under Management's Discussion and Analysis (MD&A) under the heading of Asset/Liability Management and Liquidity. The purpose of this presentation is to augment the discussion contained in MD&A.

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

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at December 31, 2004.


         Interest Rate Sensitivity
         -------------------------------------------------------------------------------------------------------------
         At December 31, 2004                 1-90           90-180         180-365         1 year
         Dollars in thousands                 days            days            days         or more         Total
         -------------------------------------------------------------------------------------------------------------
         Assets
         Interest-bearing deposits in
            other banks                   $       1,787  $          ---  $          ---  $        ---   $       1,787
         Loans held for sale                        ---             ---            ---          1,269           1,269
         Investment securities                  134,452          18,755         29,018        436,885         619,110
         Loans (a)                              453,673          64,579         98,057        599,642       1,215,951
         -------------------------------------------------------------------------------------------------------------
         Earning assets                         589,912          83,334        127,075      1,037,796       1,838,117
         Non-earning assets                         236             ---            ---        116,446         116,682
         -------------------------------------------------------------------------------------------------------------
         Total assets                    $      590,148  $       83,334  $     127,075   $  1,154,242  $    1,954,799
         -------------------------------------------------------------------------------------------------------------

         Liabilities
         Savings                         $      209,550  $          ---  $         ---   $    287,825  $      497,375
         Time                                    70,633          64,185         90,687        292,290         517,795
         Time in denominations of
            $100,000 or more                     19,265          12,157         20,506         54,080         106,008
         Short-term borrowings                   47,116             ---            ---            ---          47,116
         Long-term debt                           1,812          11,812         28,624        362,414         404,662
         Subordinated debt                       23,196             ---            ---          7,732          30,928
         -------------------------------------------------------------------------------------------------------------
         Interest bearing liabilities           371,572          88,154        139,817      1,004,341       1,603,884
         Other liabilities and equity               ---             ---            ---        350,915         350,915
         -------------------------------------------------------------------------------------------------------------
         Total liabilities and equity     $     371,572  $       88,154  $     139,817   $  1,355,256  $    1,954,799
         -------------------------------------------------------------------------------------------------------------

         Interest Sensitivity GAP
         Periodic                        $      218,576  $       (4,820) $     (12,742)  $   (201,014)
         Cumulative                                             213,756        201,014            ---
         Cumulative GAP as a
            percentage of total assets
                                                 11.18%          10.93%         10.28%             0%

         (a) Includes non-accrual loans.

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

In addition to periodic GAP reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management also utilizes a report which measures the exposure of Community's economic value of equity to interest rate risk. The model calculates the present value of assets, liabilities and equity at current interest rates, and at hypothetically higher and lower interest rates at one percent intervals. The present value of each major category of financial instruments is calculated by the model using estimated cash flows based on prepayments, early withdrawals, weighted average contractual rates and terms, and discount rates for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments is more sensitive to change in a higher or lower interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date. The information provided by these analyses provides some indication of the potential for interest rate adjustment, but does not necessarily mean that the rate adjustment will occur or that it will occur in accordance with the assumptions. Despite these inherent limitations, Community believes that the tools used to manage its level of interest rate risk provide an appropriate measure of market risk exposure.

The following table reflects the estimated present value of assets, liabilities and equity using the model for Community as of December 31, 2004 at current interest rates and hypothetically, higher and lower interest rates of one and two percent.

                                                                                         Base
                                                        -2%             -1%         Present Value         +1%            +2%
                                                   -------------------------------------------------------------------------------
         Assets:                                                               (dollars in thousands)
         Cash, interest-bearing time deposits,

             and federal funds sold                $       45,273  $       45,273  $        45,273   $      45,273   $     45,273
         Loans held for sale                                1,967           1,572            1,269           1,037            858
         Investment securities                            659,156         638,739          619,110         597,907        577,490
         Loans                                          1,233,854       1,219,788        1,201,530       1,175,453      1,152,107
         Other assets                                      87,617          87,617           87,617          87,617         87,617
                                                   -------------------------------------------------------------------------------

             Total assets                          $    2,027,867  $    1,992,989  $     1,954,799   $   1,907,287   $  1,863,345
                                                   ===============================================================================

         Liabilities:
         Deposits                                  $    1,323,663  $    1,314,529  $     1,305,537   $   1,296,675   $  1,288,089
         Short-term borrowings                             47,116          47,116           47,116          47,116         47,116
         Long-term debt                                   448,801         427,813          404,662         389,766        372,519
         Subordinated debt                                 30,928          30,928           30,928          30,928         30,928
         Other liabilities                                 14,215          14,215           14,215          14,215         14,215
                                                   -------------------------------------------------------------------------------

             Total liabilities                          1,864,723       1,834,601        1,802,458       1,778,700      1,752,867
                                                   -------------------------------------------------------------------------------

             Total stockholders' equity                   163,144         158,388          152,341         128,587        110,478
                                                   -------------------------------------------------------------------------------
             Total liabilities and stockholders'
               equity                              $    2,027,867  $    1,992,989  $     1,954,799   $   1,907,287   $  1,863,345
                                                   ===============================================================================

Item 8.  Financial Statements and Supplementary Data:
-----------------------------------------------------

Community Banks, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
At December 31, 2004 and 2003
(Dollars in thousands except per share data)


                                                                           -------------------------------------------------
                                                                                    2004                        2003
                                                                           -------------------------------------------------
        ASSETS

        Cash and due from banks                                              $          43,486            $       42,790
        Federal funds sold                                                                ---                     17,097
                                                                           ----------------------       --------------------
          Cash and cash equivalents                                                     43,486                    59,887
        Interest-bearing deposits in other banks                                         1,787                     3,301
        Investment securities, available for sale                                      619,110                   646,961
        Loans held for sale                                                              1,505                     6,067
        Loans, net of allowance for loan losses of $14,421 and $13,178               1,201,530                 1,065,433
        Premises and equipment, net                                                     25,517                    24,153
        Accrued interest receivable and other assets                                    61,864                    55,261
                                                                           ----------------------       --------------------
                Total assets                                                 $       1,954,799            $    1,861,063
                                                                           ======================       ====================

        LIABILITIES

        Deposits:
          Non-interest bearing                                               $         184,359            $      165,174
          Interest bearing                                                           1,121,178                 1,065,511
                                                                           ----------------------       --------------------
                Total deposits                                                       1,305,537                 1,230,685
        Short-term borrowings                                                           47,116                    27,764
        Long-term debt                                                                 404,662                   411,422
        Subordinated debt                                                               30,928                    30,928
        Accrued interest payable and other liabilities                                  14,215                    16,858
                                                                           ----------------------       --------------------
                Total liabilities                                                    1,802,458                 1,717,657
                                                                           ----------------------       --------------------

        STOCKHOLDERS' EQUITY

        Preferred stock, no par value; 500,000 shares
         authorized; no shares issued and outstanding                                      ---                       ---
        Common stock-$5.00 par value; 20,000,000 shares
         authorized;  12,421,000  and 11,851,000 shares issued                          62,107                    59,256
        Surplus                                                                         73,304                    57,563
        Retained Earnings                                                               18,134                    24,297
        Accumulated other comprehensive income , net of tax                              3,211                     6,596
        Treasury stock; 185,000 and 203,000 shares, at cost                             (4,415)                   (4,306)
                                                                           ----------------------       --------------------
               Total stockholders' equity                                              152,341                   143,406
                                                                           ----------------------       --------------------
               Total liabilities and stockholders' equity                    $       1,954,799            $    1,861,063
                                                                           ======================       ====================

The accompanying notes are an integral part of the consolidated financial statements.


Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2004, 2003, and 2002
(dollars in thousands except per share data)



                                                              ---------------------------------------------------
                                                                   2004              2003               2002
                                                              ---------------------------------------------------
   INTEREST INCOME:
      Loans, including fees                                   $      69,732     $     65,837       $     67,158
      Investment securities:
          Taxable                                                    18,999           17,532             18,478
          Tax exempt                                                  8,847            8,957              8,457
          Dividends                                                   2,084            2,490              2,388
     Other                                                              137               49                219
                                                              --------------    ---------------    --------------
          Total interest income                                      99,799           94,865             96,700
                                                              --------------    ---------------    --------------

   INTEREST EXPENSE:
      Deposits                                                       22,523           23,097             28,649
      Short-term borrowings                                             739            1,243                977
      Long-term debt                                                 18,382           17,256             16,560
      Subordinated debt                                               1,598              755                 26
                                                              --------------    ---------------    --------------
          Total interest expense                                     43,242           42,351             46,212
                                                              --------------    ---------------    --------------
          Net interest income                                        56,557           52,514             50,488
   Provision for loan losses                                          3,100            2,500              3,350
                                                              --------------    ---------------    --------------
          Net interest income after provision for loan               53,457           50,014             47,138
             losses
                                                              --------------    ---------------    --------------

   NON-INTEREST INCOME:
      Investment management and trust services                        1,510            1,326                993
      Service charges on deposit accounts                             7,120            5,128              3,440
      Other service charges, commissions and fees                     3,357            2,958              2,471
      Investment security gains                                       2,470            1,927              1,034
      Insurance premium income and commissions                        3,260            2,822              2,016
      Mortgage banking activities                                     2,665            2,532              1,221
      Earnings on investment in life insurance                        1,593            1,455              1,476
      Other                                                           1,238            2,315              1,324
                                                              --------------    ---------------    --------------
          Total non-interest income                                  23,213           20,463             13,975
                                                              --------------    ---------------    --------------

   NON-INTEREST EXPENSES:
      Salaries and employee benefits                                 28,337           25,397             21,636
      Net occupancy                                                   7,980            7,200              6,051
      Marketing expense                                               2,325            2,018              1,090
      Telecommunications expense                                      1,285            1,302                995
      Other                                                          10,066            9,801              9,528
                                                              --------------    ---------------    --------------
          Total non-interest expenses                                49,993           45,718             39,300
                                                              --------------    ---------------    --------------

          Income before income taxes                                 26,677           24,759             21,813
   Income taxes                                                       4,879            4,359              3,367
                                                              --------------    ---------------    --------------
          Net income                                          $      21,798     $     20,400       $     18,446
                                                              ==============    ===============    ==============

   EARNINGS PER SHARE:
      Basic                                                   $        1.78     $       1.68       $       1.51
      Diluted                                                 $        1.73     $       1.63       $       1.48

The accompanying notes are an integral part of the consolidated financial statements.


Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2004, 2003, and 2002
(dollars in thousands except per share data)

                                                                                              Accumulated
                                                                                                 Other
                                         Outstanding     Common                Retained      Comprehensive   Treasury        Total
                                            Shares       Stock      Surplus    Earnings      Income (Loss)     Stock         Equity
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2001                   8,849     $  44,839   $  35,906  $   36,923     $    (4,024)   $  (2,395)    $ 111,249
Comprehensive income (loss):
    Net income                                                                    18,446                                     18,446
    Unrealized gain on securities, net
        of reclassification adjustment
        and tax effect                                                                         11,151                        11,151
    Change in unfunded pension
        liability, net of tax                                                                    (589)                         (589)
                                                                                                                          ----------
    Total comprehensive income                                                                                               29,008
Cash dividends                                                                    (6,654)                                    (6,654)
5% stock dividend                              440         2,241      10,177     (12,418)                                       ---
Purchases of treasury stock                   (224)                                                            (5,828)       (5,828)
Exercise of common stock options and
    issuances under stock purchase plan         86           (27)                   (953)                       2,032         1,052
Tax benefits from employee stock
    transactions                                                         335                                                    335
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2002                   9,151        47,053      46,418      35,344        6,538          (6,191)      129,162
Comprehensive income (loss):
    Net income                                                                    20,400                                     20,400
    Unrealized gain on securities, net
        of reclassification adjustment
        and tax effect                                                                            626                           626
    Change in unfunded pension
        liability, net of tax                                                                    (568)                         (568)
                                                                                                                          ----------
    Total comprehensive income                                                                                               20,458
Cash dividends                                                                    (7,619)                                    (7,619)
5% stock dividend                              458         2,346      10,612     (12,984)                                       (26)
Stock split  paid in the form of a 20%
    stock dividend                           1,944         9,878                  (9,878)                                      ----
Purchases of treasury stock                   (125)                                                            (3,627)       (3,627)
Stock issued in connection with
    acquisition                                 26                       106                                      644           750
Exercise of common stock options and
    issuances under stock purchase plan        194           (21)                   (966)                       4,868         3,881
Tax benefits from employee stock
    transactions                                                         427                                                    427
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2003                  11,648        59,256      57,563      24,297        6,596          (4,306)      143,406
Comprehensive income (loss):
    Net income                                                                    21,798                                     21,798
    Unrealized loss on securities,
      net of reclassification
      adjustment and tax effect                                                                (3,140)                       (3,140)
    Change in unfunded pension
        liability, net of tax                                                                    (245)                         (245)
                                                                                                                          ---------
    Total comprehensive income                                                                                               18,413
Cash dividends                                                                    (8,215)                                    (8,215)
5% stock dividend                              584         2,949      15,103     (18,110)                                       (58)
Purchases of treasury stock                   (144)                                                            (4,151)       (4,151)
Exercise of common stock options and
    issuances under stock purchase plan        148           (98)                 (1,636)                       4,042         2,308
Tax benefits from employee stock
    transactions                                                         638                                                    638
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2004                  12,236     $  62,107   $  73,304  $   18,134  $     3,211       $  (4,415)    $ 152,341
                                         ===========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003, and 2002
(dollars in thousands)
                                                                       --------------------------------------------------
                                                                            2004             2003             2002
                                                                       --------------------------------------------------

    Operating Activities:
       Net income                                                      $      21,798   $       20,400    $       18,446
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Provision for loan losses                                             3,100            2,500             3,350
         Deferred income tax benefit                                            (481)            (152)             (192)
         Depreciation and amortization                                         3,310            3,075             2,541
         Net amortization of securities                                        1,106            2,431               779
         Realized gains on sales of available-for-sale securities,            (2,470)          (1,927)           (1,034)
           net
         Loans originated for sale                                           (10,959)         (66,976)          (66,158)
         Proceeds from sales of loans held for sale                           15,923           73,957            66,375
         Gains on loan sales                                                  (1,125)          (1,565)           (1,221)
         Earnings on investment in life insurance                             (1,593)          (1,455)           (1,476)
         Pension curtailment gain                                                ---             (497)              ---
         Net change in other assets                                            3,646            1,799              (652)
         Net change in accrued interest payable and other liabilities         (2,982)           2,848              (862)
         Tax benefits from employee stock transactions                           638              427               335
                                                                       --------------------------------------------------
           Net cash provided by operating activities                          29,911           34,865            20,231
                                                                       --------------------------------------------------

    Investing Activities:
       Net change in interest-bearing deposits in other banks                  1,515           (2,350)              421
       Activity in available-for-sale securities:
          Sales                                                              119,390          165,513           147,610
          Maturities, prepayments and calls                                  125,440          145,221            83,605
          Purchases                                                         (220,501)        (289,398)         (337,706)
       Net increase in total loans                                          (144,509)        (180,725)          (54,094)
       Proceeds from sale of credit card portfolio                             4,556              ---               ---
       Investment in life insurance                                           (5,000)             ---            (5,000)
       Net additions to premises and equipment                                (4,206)          (2,677)           (4,037)
       Other                                                                    (325)          (2,717)             (880)
                                                                       --------------------------------------------------
           Net cash used by investing activities                            (123,640)        (167,133)         (170,081)
                                                                       --------------------------------------------------

    Financing Activities:
       Net increase in deposits                                               74,852           97,773           129,688
       Net change in short-term borrowings                                    (5,648)         (41,361)            9,123
       Proceeds from issuance of long-term debt                               35,000           98,751            34,767
       Proceeds from subordinated debt                                           ---           15,464            15,464
       Repayment of long-term debt                                           (16,760)          (7,862)          (36,389)
       Cash dividends and cash paid in lieu of fractional shares              (8,273)          (7,645)           (6,654)
       Payments to acquire treasury stock                                     (4,151)          (3,627)           (5,828)
       Proceeds from issuance of common stock                                  2,308            4,525             1,052
                                                                       --------------------------------------------------
           Net cash provided by financing activities                          77,328          156,018           141,223
                                                                       --------------------------------------------------

           Net change in cash and cash equivalents                           (16,401)          23,750            (8,627)

    Cash and cash equivalents at beginning of period                          59,887           36,137            44,764
                                                                       --------------------------------------------------
    Cash and cash equivalents at end of period                         $      43,486   $       59,887    $       36,137
                                                                       ==================================================

    Cash paid during the year for:
        Interest                                                       $      42,426   $       42,311    $       46,617
        Income taxes                                                   $       3,738   $        4,170    $        4,304

The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                     ORGANIZATION AND BASIS OF PRESENTATION:
Community Banks, Inc. ("Community" or the "Corporation") is a financial holding company whose wholly-owned subsidiaries include Community Banks, Community Bank Investments, Inc. (CBII), and Community Banks Life Insurance Company (CBLIC). All significant intercompany transactions have been eliminated in consolidation. Community operates through its executive office in Harrisburg, Pennsylvania, and through 48 branch banking offices located in Adams, Cumberland, Dauphin, Luzerne, Northumberland, Schuylkill, Snyder, and York Counties in Pennsylvania, and Carroll County in Maryland. Community Banks provides a wide range of services through its network of offices. Lending services include secured and unsecured commercial loans, residential and commercial mortgages and various forms of consumer lending. Deposit services include a variety of checking, savings, time and money market deposits. Community also provides specialized services through its wholly-owned subsidiaries. Community and its subsidiaries are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by such regulatory authorities.

                                USE OF ESTIMATES:
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the evaluation of other than temporary impairment of investment securities.

                             CASH FLOWS INFORMATION:
Cash and cash equivalents include cash and due from banks and federal funds sold. Noncash transactions included the issuance of $750,000 of common stock for an acquisition in 2003. During 2004, $25 million of maturing long-term FHLB advances were repaid through short term borrowings with the FHLB.

                SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:
Most of Community's activities are with customers located within Northeast / Central Pennsylvania and Northern Maryland. Note 2 discusses the types of securities in which Community invests. Note 3 discusses the types of lending engaged in by Community. Community does not have any significant concentrations to any one industry or customer.

                             INVESTMENT SECURITIES:
Community classifies debt and equity securities as either "held-to-maturity," "available-for-sale," or "trading." Investments for which management has the intent, and Community has the ability, to hold to maturity are carried at cost adjusted for amortization of premium and accretion of discount. Amortization and accretion are calculated principally on the interest method. Securities bought and held primarily for the purpose of selling them in the near term are classified as trading and reported at fair value. Changes in unrealized gains and losses on trading securities are recognized in the Consolidated Statements of Income. At December 31, 2004 and 2003, there were no securities identified as held-to-maturity or trading. All other securities are classified as available-for-sale securities and reported at fair value. Changes in unrealized gains and losses on available-for-sale securities, net of applicable taxes, are recorded as a component of stockholders' equity. Quoted market values, when available, are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, then fair values are estimated using quoted prices of instruments with similar characteristics.

Securities classified as available-for-sale include those investments management intends to use as part of its asset/liability management strategy and may be sold in response to changes in interest rates, resultant prepayment risk and other factors. Declines in the fair value of available-for-sale securities below their cost that are deemed to be "other-than-temporary" are reflected in the Consolidated Statements of Income as realized losses. In estimating "other-than-temporary" impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Community to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses on the sale of securities are recognized using the specific identification method and are included in Non-Interest Income in the Consolidated Statements of Income.

Equity securities include Federal Home Loan Bank (FHLB) stock at December 31, 2004 and 2003 of $22.3 million and $21.2 million, and represent equity interests in the FHLB. Such securities, which are carried at cost, do not have a readily determinable fair value because ownership is restricted and can be sold back only to the FHLB or to another member institution. The FHLB requires Community to maintain certain amounts of FHLB stock based on its balance of FHLB advances.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the realizable value of the collateral, or discounted cash flows, or obtainable market price, is lower than the carrying value of that loan. The general component covers non-classified loans that are evaluated as part of various pools. The allowance for these pools is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained in the allowance to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that Community will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans over $250,000 by either the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's obtainable market price.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Community does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are part of a restructuring agreement.

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

                             PREMISES AND EQUIPMENT:
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using straight-line methods over the estimated useful lives of the related assets as follows: banking premises, 20 to 40 years; furniture, fixtures, and equipment, 3 to 5 years. Leasehold improvements are amortized over the shorter of the lease term or 20 years. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recovered. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gain or loss on retirement or disposal of individual assets is recorded as income or expense in the period of retirement or disposal.

                  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS:
The costs of acquired companies in excess of the fair value of net assets at acquisition date is recorded as goodwill. Goodwill is tested at least annually for impairment. Identifiable intangible assets relate to acquisitions of branch offices from other banks and customer lists and other intangibles related to acquisitions of insurance agencies and mortgage origination entities. Goodwill and identifiable intangible assets totaled $5.1 million at December 31, 2004, and $4.8 million at December 31, 2003 and are included in other assets. Identifiable intangible assets are amortized over their estimated useful lives. Amortization of other intangibles was $161 thousand, $94 thousand, and $73 thousand for 2004, 2003, and 2002.

                             FORECLOSED REAL ESTATE:
Real estate acquired through foreclosure is initially carried at fair value, typically derived from the current appraised value of the property at transfer date less estimated selling cost. Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the appraised value of the real estate to be acquired by charging the allowance for loan losses. During 2004, 2003, and 2002 transfers from loans to foreclosed real estate totaled $1.5 million, $5.0 million, and $3.7 million.

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

Community maintains a 401(k) savings plan covering substantially all employees which allows employees to invest a percentage of their earnings, matched to a certain amount specified by Community. The expense related to this savings plan was $1.5 million in 2004, $1.1 million in 2003, and $1.3 million in 2002, and has been included in salaries and benefits expense.

Community maintains supplemental retirement plans and life insurance for selected executives. The supplemental life insurance plans replaced other insurance coverage. The expense associated with these plans was $ 379 thousand for 2004, $181 thousand for 2003, and $277 thousand for 2002. The accrued liability was $1.9 million at December 31, 2004, and $1.6 million at December
31, 2003. Investment in bank owned life insurance policies was used to finance the supplemental benefit plans, and provide a tax-exempt return to Community.

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

                            STOCK-BASED COMPENSATION:
At December 31, 2004, Community has a stock-based compensation plan, which is described more fully in Note 12. Community accounts for this plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Community had applied the fair value recognition provisions of FAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.


                                                                                    Years Ended December 31,
                                                                              (In Thousands, Except Per Share Data)
                                                                          --------------------------------------------
                                                                              2004            2003            2002
                                                                          ------------    ------------    ------------

                  Net income, as reported                                 $    21,798     $   20,400      $    18,446
                  Deduct:  Total stock-based compensation
                    expense determined under fair value based
                    method for all awards, net of related tax effect           (1,418)          (822)            (644)
                                                                          ------------    ------------    ------------

                  Pro forma net income                                    $    20,380     $   19,578      $    17,802
                                                                          ============    ============    ============

                  Earnings per share:
                    Basic - as reported                                   $      1.78     $     1.68      $      1.51
                    Basic - pro forma                                     $      1.67     $     1.61      $      1.46

                    Diluted - as reported                                 $      1.73     $     1.63      $      1.48
                    Diluted - pro forma                                   $      1.62     $     1.57      $      1.43

In late 2004, FAS No. 123 was replaced by the issuance of Statement No. 123(R), "Share-Based Payment," which will be effective for periods beginning after June 15, 2005 and is more fully addressed under "Recent Accounting Pronouncements" in this section.

                               EARNINGS PER SHARE:
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Community relate solely to outstanding stock options, and are determined using the treasury stock method. All share and per share amounts are restated for stock splits and stock dividends that occur prior to the issuance of the financial statements.

Community  Banks,Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Earnings per share for the years ended December 31, 2004, 2003 and 2002 have been computed as follows (in thousands, except per share data):


                                                             -------------------------------------------
                                                                2004            2003           2002
                                                             -------------------------------------------

        Net income                                           $    21,798     $   20,400     $   18,446
                                                             ============    ===========    ============

        Weighted average shares outstanding  (basic)              12,231         12,139         12,205
        Effect of dilutive stock options                             344            358            286
                                                             ------------    -----------    ------------

        Weighted average shares outstanding  (diluted)            12,575         12,497         12,491
                                                             ============    ===========    ============

        Per share information:
            Basic earnings per share                         $      1.78     $     1.68     $     1.51
            Diluted earnings per share                              1.73           1.63           1.48

Antidilutive options excluded from the above earnings per share calculations totaled 168,000 for 2004, and 10,000 for both 2003 and 2002.


                              COMPREHENSIVE INCOME:
Community reports comprehensive income in accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The components of other comprehensive income (loss) and related tax effects for years ended December 31 are as follows (in thousands):


                                                                --------------------------------------------------
                                                                     2004              2003              2002
                                                                --------------------------------------------------
            Unrealized holding gains (losses)
                 on available-for-sale securities               $     (2,362)     $      2,891       $     18,189
            Reclassification adjustments for
                 (gains) included in net income                       (2,470)           (1,927)            (1,034)
                                                                --------------    --------------     -------------
            Net unrealized gains (losses)                             (4,832)              964             17,155
            Tax effect                                                 1,692              (338)            (6,004)
                                                                --------------    --------------     -------------

                Net-of-tax amount                                     (3,140)              626             11,151
                                                                --------------    --------------     -------------

            Increase in unfunded pension liability                      (377)             (874)              (906)
            Tax effect                                                   132               306                317
                                                                --------------    --------------     -------------

                Net-of-tax amount                                       (245)             (568)              (589)
                                                                --------------    --------------     -------------

                                                                $     (3,385)     $         58       $     10,562
                                                                ==============    ==============     =============

The  components  of  accumulated  other   comprehensive   income,   included  in
stockholders' equity, are as follows at December 31 (in thousands):


                                                                        ------------------------------------------
                                                                                2004                    2003
                                                                        ------------------------------------------
            Net unrealized gain on
                 available-for-sale securities                          $         8,515        $        13,347
            Tax effect                                                           (2,980)                (4,672)
                                                                        -------------------    -------------------
                 Net-of-tax amount                                                5,535                  8,675
                                                                        -------------------    -------------------

            Unfunded pension liability                                           (3,576)                (3,199)
            Tax effect                                                            1,252                  1,120
                                                                        -------------------    -------------------
                 Net-of-tax amount                                               (2,324)                (2,079)
                                                                        -------------------    -------------------

            Accumulated other comprehensive income                      $         3,211        $         6,596
                                                                        ===================    ===================


                               SEGMENT REPORTING:
Community has determined its only reportable segment is community banking. Community's non-banking activities have been determined to be insignificant and do not require separate disclosure.

                         TRANSFERS OF FINANCIAL ASSETS:
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Community, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Community does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

                         RECENT ACCOUNTING PROUNCEMENTS:
FAS 123(R) - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) replaces Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. Statement No. 123(R) is effective for periods beginning after June 15, 2005. Early application of Statement No. 123(R) is encouraged, but not required.

Community is currently evaluating the various provisions of SFAS 123(R) and the optional transition methods that may be applied when adopting this new accounting standard. It is expected that Community will adopt the modified prospective method on July 1, 2005. Total stock-based compensation expense, net of related tax effects, for existing option grants will not have a material impact on the financial statements in the last half of 2005 or in years beyond 2005. The impact of future option or stock grants is dependent upon the quantity and nature of stock-based compensation Community decides to grant.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

SAB 105 - In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on Community's consolidated financial statements.

SOP 03-3 - In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004. Community adopted the provisions of SOP 03-3 effective January 1, 2005, and the initial implementation did not have a material effect on Community's consolidated financial statements. Such guidance, however, will have an effect on the accounting for future business combinations after the effective date.


                               RECLASSIFICATIONS:
Certain amounts reported in prior years have been reclassified to conform with the 2004 presentation. These reclassifications did not materially impact Community's financial condition or results of operations.

2.    INVESTMENT SECURITIES:

The amortized cost and fair value of investment securities at December 31, 2004 and 2003 are as follows (in thousands):

                                  --------------------------------------------------------------------------------------------------
                                                       2004                                              2003
                                  --------------------------------------------------------------------------------------------------
                                                  Gross       Gross                                Gross        Gross
                                   Amortized   Unrealized   Unrealized    Fair      Amortized   Unrealized   Unrealized      Fair
                                     Cost         Gains       Losses      Value       Cost         Gains       Losses       Value
                                  --------------------------------------------------------------------------------------------------
Securities Available-For-Sale
---------------------------------
Debt securities:
    U.S. Government and federal
     agency                       $  126,056   $      807   $   (1,322) $ 125,541  $  173,651   $     1,923  $  (2,282)   $  173,292
    Mortgage-backed, primarily
     federal agency                  178,437        1,517         (640)   179,314     121,853         1,817       (275)      123,395
    State and municipal              180,110        6,616         (360)   186,366     177,546         7,217       (282)      184,481
    Corporate                         58,928        1,388         (273)    60,043      95,461         3,283       (757)       97,987
                                  --------------------------------------------------------------------------------------------------
     Total debt securities           543,531       10,328       (2,595)   551,264     568,511        14,240     (3,596)      579,155
Equity securities                     67,085        1,390         (629)    67,846      65,070         2,961       (225)       67,806
                                  --------------------------------------------------------------------------------------------------
   Total securities
      available-for-sale          $  610,616   $   11,718   $   (3,224) $ 619,110  $  633,581   $    17,201  $  (3,821)   $  646,961
                                  ==================================================================================================

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

                                                              ----------------------------------------------------------
                                                                  Less Than 12 Months            12 Months or More
                                                              ----------------------------------------------------------
                                                                              Unrealized                   Unrealized
                                                               Fair Value       Losses       Fair Value      Losses
                                                              ----------------------------------------------------------
              Securities Available-For-Sale
              -----------------------------------------------
              Debt securities:
                  U.S. Government and federal agency          $     31,125   $     (315)    $     29,866  $    (1,007)
                  Mortgage-backed, primarily federal agency         84,099         (552)          11,170          (88)
                  State and municipal                               20,171         (185)           5,451         (175)
                  Corporate                                          6,688          (60)           6,189         (213)
                                                              ----------------------------------------------------------
                   Total debt securities                           142,083       (1,112)          52,676       (1,483)
              Equity securities                                     16,085         (209)           1,080         (420)
                                                              ----------------------------------------------------------
                 Total temporarily impaired securities        $    158,168   $   (1,321)    $     53,756  $    (1,903)
                                                              ==========================================================

The above table represents 99 investment securities where the current fair value is less than the related amortized cost. Management believes that the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities and do not reflect any deterioration of the credit worthiness of the issuing entities. Generally, securities with an unrealized loss are investment grade debt securities with a maturity date and are expected to be paid in full at maturity or are equity securities with characteristics of debt securities, including a specific repricing date. As management has the ability to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

The amortized cost and fair value of debt securities by contractual maturity, at December 31, 2004, follows. Expected maturities will differ from contractual maturities because obligors may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                        Amortized          Fair
                                                                           Cost            Value
                                                                      -------------------------------
                                                                              (in thousands)
                        Within 1 year                                 $        8,076  $        8,115
                        Over 1 year and through 5 years                       31,107          31,479
                        Over 5 years through 10 years                        125,474         125,369
                        Over 10 years                                        200,437         206,987
                                                                      -------------------------------
                                                                             365,094         371,950
                        Mortgage-backed securities                           178,437         179,314
                                                                      -------------------------------
                                                                      $      543,531  $      551,264
                                                                      ===============================

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued):

Gross investment security gains and losses of $4.1 million and $ 1.6 million, respectively were recognized in 2004. Gross gains and losses of $2.8 million and $907 thousand, respectively, were recognized in 2003. Gross gains and losses of $1.9 million and $865 thousand, respectively were recognized in 2002. The tax provision applicable to these net realized gains amounted to $865 thousand in 2004, $674 thousand in 2003 and $362 thousand in 2002.

At December 31, 2004 and 2003, investment securities with carrying amounts of $197.9 million and $227.5 million, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law. At December 31, 2004 and 2003, the carrying amount of securities pledged to secure repurchase agreements was $42.8 million and $68.8 million.

3.   LOANS:

The composition of loans outstanding by lending classification as of December 31 is as follows (in thousands):

                                                             --------------------------------
                                                                  2004            2003
                                                             --------------------------------
                  Commercial                                 $      409,105  $      367,444
                  Real estate-construction                            8,703           7,338
                  Real estate-mortgage
                      Residential                                    83,979          91,485
                      Commercial                                    356,871         283,661
                  Consumer                                          357,293         328,683
                                                             --------------------------------
                                                             $    1,215,951  $    1,078,611
                                                             ================================

Changes in the allowance for loan losses for years ended December 31 are as follows (in thousands):

                                                            ------------------------------------------------
                                                                 2004            2003             2002
                                                            ------------------------------------------------
                  Balance, January 1                        $       13,178  $       12,343   $       12,132
                  Provision for loan losses                          3,100           2,500            3,350
                  Loan charge-offs                                  (2,910)         (2,839)          (4,180)
                  Recoveries                                         1,053           1,174            1,041
                                                            ------------------------------------------------
                  Balance, December 31                      $       14,421  $       13,178   $       12,343
                                                            ================================================

The following table summarizes risk elements as of December 31 (in thousands):

                                                             -------------------------------
                                                                  2004            2003
                                                             -------------------------------
                  Loans on which accrual of interest has
                      been discontinued                      $        5,428  $        8,151
                  Foreclosed real estate                              2,094           4,865
                                                             -------------------------------

                  Total non-performing assets                         7,522          13,016

                  Loans past due 90 days or more and still
                      accruing interest                                 ---              90
                                                             -------------------------------

                      Total risk elements                    $        7,522  $       13,106
                                                             ===============================

The following is a summary of information pertaining to impaired loans as of December 31 (in thousands):

                                                                      ----------------------------
                                                                          2004          2003
                                                                      ----------------------------
                  Impaired loans without a valuation allowance        $      1,927  $      3,644
                  Impaired loans with a valuation allowance                  2,018         2,112
                                                                      ----------------------------
                  Total impaired loans                                $      3,945  $      5,756
                                                                      ============================

                  Valuation allowance related to impaired loans       $        593  $        546
                                                                      ============================

Impaired loans are included in nonaccrual loans. For the years ended December 31, 2004, 2003 and 2002, the average recorded investment in impaired loans approximated $4.2 million, $7.8 million, and $6.6 million. Interest recognized on impaired loans for the years ending December 31, 2004, 2003 and 2002 was not significant.


4.   PREMISES AND EQUIPMENT:

Premises and equipment are comprised of the following as of December 31 (in thousands):

                                                              ------------------------------
                                                                   2004           2003
                                                              ------------------------------

                  Banking premises                            $      27,017   $     25,279
                  Furniture, fixture, and equipment                  21,755         20,310
                  Leasehold improvements                              1,924          1,793
                  Construction-in-progress                              951            279
                                                              ------------------------------
                                                                     51,647         47,661
                  Less accumulated depreciation and
                      amortization                                  (26,130)       (23,508)
                                                              ------------------------------

                                                              $      25,517   $     24,153
                                                              ==============================

Depreciation and amortization expense related to premises and equipment charged to operations totaled $2.8 million, $3.0 million, and $2.5 million in 2004, 2003, and 2002.

Certain branch offices, land, and equipment are leased under agreements which expire at varying dates through 2024. Most leases contain renewal provisions at Community's option. Total rental expense was approximately $1.2 million in 2004, $1.1 million in 2003 and $853 thousand in 2002. Future minimum payments as of December 31, 2004 under noncancelable operating leases are as follows (in thousands):


                  2005                                          $      1,223
                  2006                                                 1,009
                  2007                                                   824
                  2008                                                   628
                  2009                                                   633
                  Thereafter                                           7,033
                                                                --------------

                                                                    $ 11,350
                                                                ==============

5.  DEPOSITS:

Deposits consisted of the following as of December 31 (in thousands):

                                                             ----------------------------
                                                                 2004           2003
                                                             ----------------------------

               Non-interest bearing deposits                 $     184,359  $    165,174
               Savings deposits                                    160,505       162,908
               Money market deposits                                52,718        72,778
               NOW accounts                                        284,152       221,002
               Time deposits                                       623,803       608,823
                                                             ----------------------------

               Total                                         $   1,305,537  $  1,230,685
                                                             ============================

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. DEPOSITS (Continued):

The aggregate amount of time deposits with minimum denominations of $100,000 or more totaled $106 million and $114 million at December 31, 2004 and 2003.

At December 31, 2004 scheduled maturities of time deposits were as follows (in thousands):

               2005                                             $    275,992
               2006                                                  135,047
               2007                                                  122,096
               2008                                                   41,045
               2009                                                   48,671
               Thereafter                                                952
                                                                -------------

                                                                $    623,803
                                                                =============


6.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings consist of the following as of December 31 (dollars in thousands):

                                                            ---------------------------------------------------
                                                               2004         Rate         2003         Rate
                                                            ---------------------------------------------------

      Securities sold under agreements to repurchase        $    25,472      1.81%    $    23,732      0.75%
      Treasury tax and loan note                                  1,926      1.94%          2,032      0.76%
      Other                                                         ---       ---           2,000      2.42%
      FHLB borrowings                                            19,718      2.21%            ---       ---
                                                            ------------              ------------
                                                            $    47,116               $    27,764
                                                            ============              ============


Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Community may be required to provide additional collateral based on the fair value of the underlying securities.

The maximum short-term FHLB borrowings outstanding at any month-end during 2004 and 2003 was $48.1 million and $139.3 million; the average amounts outstanding during the year were $8.2 million and $73.1 million; and the weighted average interest rate during the year approximated 1.50% and 1.35%.

At December 31, 2004, additional amounts available for borrowing under non-FHLB line of credit arrangements totaled approximately $50 million. Additional amounts available for borrowing at the FHLB totaled $158.3 million at December 31, 2004.

Long-term debt consists of the following as of December 31 (in thousands):

                                                                                       -----------------------------
                                                                                           2004           2003
                                                                                       -----------------------------

          Outstanding  advances from the FHLB of Pittsburgh are currently  fixed rate and mature from 2005 to 2016. The advances are  collateralized by FHLB stock,  certain first  mortgage  loans and both agency and  mortgage-backed securities.  The advance  rates range from 1.84% to 6.36%,  with a weighted average  interest  rate of 4.56%.  Advances  totaling  $289.5  million  are convertible  advances.  Under  the  terms of these  arrangements,  the FHLB retains the option to convert the advances from fixed to variable  rate. If the FHLB were to convert their options, Community has the ability to prepay the  advances at no  penalty.  At the  current  time no advances  have been
     converted, and remain at a fixed rate of interest.                                $    404,364   $   411,117

          Other long-term debt has an interest rate of 4% and matures in 2017.                  298           305
                                                                                       -----------------------------
                                                                                       $    404,662   $   411,422
                                                                                       =============================



           Maturities on long-term debt at December 31, 2004 are as follows (in thousands):

                    2005                                    $        42,243
                    2006                                             37,243
                    2007                                             31,986
                    2008                                             32,797
                    2009                                                 81
                    Thereafter                                      260,312
                                                            ----------------
                                                                  $ 404,662
                                                            ================

7. SUBORDINATED DEBT:

Community has issued floating rate junior subordinated deferrable interest debentures to two non-consolidated subsidiary trusts, CMTY Capital Trust I (Trust I) for $15.5 million and CMTY Statutory Capital Trust II (Trust II) for $15.4 million. Community owns all of the common equity of each trust. The debentures held by each trust are the sole assets of that trust.

The trusts issued mandatorily redeemable preferred securities to third-party investors. Community's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by Community of the Trusts' obligations under the preferred securities. The junior subordinated debt securities pay interest quarterly; Trust I at 3-month LIBOR plus 3.35% and Trust II at 3-month LIBOR plus 2.84%. The preferred securities are redeemable by Community at 100% of principal plus accrued interest; Trust I on or after January 7, 2008 and Trust II on or after December 16, 2008. The preferred securities must be redeemed upon maturity of the debentures; Trust I on January 7, 2033, and Trust II on December 16, 2033.

In 2004, as a result of applying the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which represented new accounting guidance governing when an equity interest should be consolidated, Community was required to deconsolidate these subsidiary trusts from its financial statements. Prior periods have been restated. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on Community's financial statements or liquidity position since Community continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the preferred securities issued by the trusts. Community's total debt obligation related to the trusts did increase, however, from $30 million to $30.9 million upon deconsolidation, with the difference representing Community's common ownership interest in the trusts, which is now reported in "Other assets."

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAXES:

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                                                            ---------------------------------------------
                                                                                 2004            2003           2002
                                                                            ---------------------------------------------
           Current                                                          $      5,360    $      4,511    $     3,559
           Deferred                                                                 (481)           (152)          (192)
                                                                            ---------------------------------------------
                                                                            $      4,879    $      4,359    $     3,367
                                                                            =============================================

A reconciliation of income tax expense and the amounts which would have been recorded based upon statutory rates (35%) is as follows (in thousands):

                                                                            ---------------------------------------------
                                                                                 2004            2003           2002
                                                                            ---------------------------------------------
           Provision on pre-tax income at statutory rate                    $      9,337    $      8,666    $     7,635
           Tax-exempt interest income                                             (3,409)         (3,284)        (2,939)
           Earnings on investment in insurance                                      (514)           (473)          (481)
           Other, net                                                               (535)           (550)          (848)
                                                                            ---------------------------------------------

           Total provision for income taxes                                 $      4,879    $      4,359    $     3,367
                                                                            =============================================

The components of the net deferred tax asset, included in other assets as of December 31, were as follows (in thousands):

                                                                            -------------------------------
                                                                                 2004            2003
                                                                            -------------------------------
           Deferred tax assets:
                Allowance for loan losses                                   $        5,047  $        4,542
                Non-accrual loan interest income                                       136             230
                Unfunded pension adjustment                                          1,252           1,120
                Deferred loan fees                                                     233             211
                Deferred compensation                                                  752             586
                Alternative minimum tax                                                225             250
                Other                                                                   42              35
                                                                            -------------------------------
                    Total                                                            7,687           6,974
                                                                            -------------------------------

           Deferred tax liabilities
                Depreciation                                                           898           1,053
                Unrealized gain on available for sale securities                     2,980           4,672
                Prepaid pension cost                                                   738             647
                Life insurance company reserves                                        163             404
                Prepaid expenses                                                       290             ---
                Other                                                                  144              28
                                                                            -------------------------------
                    Total deferred tax liabilities                                   5,213           6,804
                                                                            -------------------------------

                    Net deferred tax asset                                  $        2,474  $          170
                                                                            ===============================

As of December 31, 2004 and 2003, Community had not established any valuation allowance against deferred tax assets since these tax benefits are realizable either through carry-back availability against prior years' taxable income or the reversal of existing deferred tax liabilities.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  COMMITMENTS AND CONTINGENCIES:

In the normal course of business, Community is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

Financial instruments with off-balance sheet risk at December 31 are as follows (in thousands):

                                                                 -----------------------------------
                                                                          Contract Amount
                                                                 -----------------------------------
                                                                       2004              2003
                                                                 -----------------------------------
           Commitments to fund loans                             $     55,672      $     76,499
           Unused lines of credit                                $    338,313      $    292,813
           Standby letters of credit                             $     36,256      $     34,974
           Unadvanced portions of construction loans             $     53,962      $     28,443

Substantially all of Community's unused commitments to originate loans and unused lines of credit are at variable rates or will be provided at the prevailing fixed rate when the loans are originated or the lines are used.

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Lines of credit are similar to commitments as they have fixed expiration dates and are driven by certain criteria contained within the loan agreement. Lines of credit normally do not extend beyond a period of one year. Community evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Community upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, and plant and equipment and personal guarantees.

Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the financial or performance obligation of a customer to a third party. Community's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The subsidiary bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The subsidiary bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2004 and 2003 for guarantees under standby letters of credit issued is not material.

Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

From time to time, Community and its subsidiaries may be defendants in legal proceedings relating to the conduct of their business. Most of such legal proceedings are a normal part of doing business, and in management's opinion, the financial position and results of operations of Community would not be affected materially by the outcome of such legal proceedings.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  REGULATORY MATTERS:

The dividends that may be paid by Community Banks, the subsidiary bank, to Community are subject to certain legal and regulatory limitations. Under such limitations, the total amount available for payment of dividends by Community Banks was approximately $157 million at December 31, 2004. Dividends by Community Banks to Community would also be prohibited if payment would reduce Community Bank's capital below applicable minimum capital requirements presented below.

Under current Federal Reserve regulations, Community Banks is limited in the amount it may loan to affiliates, including Community. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of bank capital and surplus. At December 31, 2004, the maximum amount available for transfer from Community Banks to Community in the form of loans was approximately $159 million.

Community Banks and Community are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Community's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Community Banks must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Community Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require Community Banks and Community to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2004, that Community Banks and Community meet the capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized Community Banks as "well capitalized" under the regulatory framework for prompt corrective action. In order to be "well capitalized", the bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2004 that management believes have changed the bank's classification.

The following tables present the total risk-based, Tier 1 risk-based and Tier 1 leverage requirements for Community and Community Banks as of December 31, 2004 and 2003 (dollars in thousands):

                                                    -----------------------------------------------------------------------------
                                                                              As of December 31, 2004
                                                    -----------------------------------------------------------------------------
                                                            Actual              Regulatory Minimum        "Well Capitalized"
                                                            ------              ------------------        ------------------
                                                      Amount       Ratio        Amount        Ratio       Amount        Ratio
                                                      ------       -----        ------        -----       ------        -----
           Leverage ratio
               Community Banks, Inc.                $   171,755     8.8%     $     78,088       4%             n/a      n/a
               Bank only                            $   159,677     8.2%     $     77,712       4%     $    97,140       5%

           Tier 1 capital ratio
               Community Banks, Inc.                $   171,755    11.6%     $     59,135       4%             n/a      n/a
               Bank only                            $   159,677    10.8%     $     58,881       4%     $    88,322       6%

           Total risk-based capital ratio
               Community Banks, Inc.                $   186,513    12.6%     $    118,269       8%             n/a      n/a
               Bank only                            $   174,098    11.8%     $    117,762       8%     $   147,203      10%

                                                    -----------------------------------------------------------------------------
                                                                              As of December 31, 2003
                                                    -----------------------------------------------------------------------------
                                                            Actual              Regulatory Minimum        "Well Capitalized"
                                                            ------              ------------------        ------------------
                                                      Amount       Ratio        Amount        Ratio       Amount        Ratio
                                                      ------       -----        ------        -----       ------        -----
           Leverage ratio
               Community Banks, Inc.                $   159,958     8.8%       $   72,736       4%             n/a        n/a
               Bank only                            $   138,569     7.7%       $   72,295       4%     $    90,369         5%

           Tier 1 capital ratio
               Community Banks, Inc.                $   159,958    11.6%       $   55,176       4%             n/a        n/a
               Bank only                            $   138,569    10.1%       $   54,956       4%     $    82,434         6%

           Total risk-based capital ratio
               Community Banks, Inc.                $   174,367    12.6%       $  110,352       8%             n/a        n/a
               Bank only                            $   152,605    11.1%       $  109,912       8%     $   137,390        10%

Community Banks is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The amounts of such reserves totaled $5.6 million at December 31, 2004 and $6.2 million at December 31, 2003.



11.  PENSION PLAN:

Community maintains a defined benefit pension plan for employees of a predecessor bank which covers less than 25% of the current aggregate employee base. Effective at the end of the third quarter of 2003, the Board of Directors of Community approved a curtailment of this pension plan and, in connection therewith, recorded a gain of $497 thousand related to the recognition of a previously unrecognized prior service benefit, which was recorded as other income.

The determination of pension expense for each of the last three years is as follows:

         -----------------------------------------------------------------------------------------------------------
         (dollars in thousands)                                            2004           2003            2002
         -----------------------------------------------------------------------------------------------------------
         Components of net periodic benefit cost:

              Service cost benefit earned during the year                      ---    $        115   $        107
              Interest cost on projected benefit obligation                    416             428            401
              Actual return on plan assets                                    (249)           (549)          (453)
              Net amortization and deferral:
                 Net transition asset                                          ---             ---             (4)
                 Prior service benefit                                         ---            (103)          (103)
                 Net loss                                                      252             239            156
                 Gain (loss) deferred                                         (161)            150            ---
                                                                       ---------------------------------------------
         Pension cost                                                  $       258    $        280   $        104
                                                                       =============================================

         Increase in minimum liability included in other
         comprehensive income                                          $       377    $        874   $        906
                                                                       =============================================

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  PENSION PLAN (Continued):

The following table sets forth the pension plan's funded status:

         -------------------------------------------------------------------------------------------
         (dollars in thousands)                                              2004              2003
         -------------------------------------------------------------------------------------------

         Change in benefit obligation:
             Benefit obligation at beginning of year                   $     6,807       $     6,238
             Service cost                                                      ---               115
             Interest cost                                                     416               428
             Benefits paid                                                    (291)             (314)
             Change in assumptions                                             452               662
             Experience loss                                                    16               156
             Curtailment                                                       ---              (478)
                                                                       -----------------------------
             Benefit obligation at end of year                               7,400             6,807
                                                                       -----------------------------
         Change in plan assets:
             Fair value of plan assets at beginning of year                  4,904             4,511
             Actual return on plan assets                                      249               549
             Employer contributions                                            930               158
             Benefits paid                                                    (291)             (314)
                                                                       -----------------------------
             Fair value of plan assets at end of year                        5,794             4,904
                                                                       -----------------------------

          Funded status, end of year                                        (1,606)           (1,903)

          Unrecognized net cost                                              3,576             3,199
          Recognition of additional minimum liability                       (3,576)           (3,199)
                                                                       -----------------------------
         Accrued pension liability                                     $    (1,606)      $    (1,903)
                                                                       =============================

         Amounts recognized in the consolidated balance sheet consist of:
             Prepaid benefit cost                                      $     1,970   $         1,296
             Accumulated other comprehensive income adjustment              (3,576)           (3,199)
                                                                       -----------------------------
         Net accrued pension liability                                 $    (1,606)      $    (1,903)
                                                                       =============================

         Accumulated benefit obligation                                $     7,400       $     6,807
                                                                       =============================

Assumptions used in the determination of the funded status of the plan at December 31, 2004 and 2003 and pension expense for each of the last three years were as follows:

                                                                ------------------------------------------
                                                                     2004           2003           2002
                                                                ------------------------------------------
         Discount rate                                                5.75%           6.25%          7.0%
         Expected long-term return on plan assets                     8.5%            9.0%           9.0%
         Annual salary increase                                       n/a             4.0%           4.0%

Estimated future benefit payments are as follows (in thousands):

                          2005                                                $     375
                          2006                                                      372
                          2007                                                      386
                          2008                                                      389
                          2009                                                      428
                          Years 2010 - 2014                                       2,331

Community maintains a pension investment policy which addresses the assumptions required for the various aspects of plan management and plan accounting. Plan assumptions are determined by management pursuant to the guidance provided by the investment policy and through consultation with plan actuaries.

Targeted allocations of plan assets have been developed as a component of the investment policy and are responsive to the investment goals, risk management practices and the relationship between plan assets and benefit obligations. The current investment style favors an emphasis on growth given that the plan has been curtailed and a substantial portion of the benefited employees are not receiving pension benefits at the current time. Pursuant to that policy, the following targeted allocations and actual asset allocations at the end of each of the last two years are provided.



                                                        Target                       At December 31,
                                                         Asset                     --------------------
                                                      Allocation        Range        2004       2003
                                                      ----------        -----      --------------------
                 Equity                                   60%           50-70%         63%        64%
                 Fixed income                             35%           25-45%         25%        28%
                 Cash and/or equivalents                   5%            2-10%         12%         8%
                                                    ---------------

                                                         100%
                                                    ===============

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


                                        Targeted                                  10 yrs (12/31/04)   15 yrs (12/31/04)
                                         Asset                                        Annualized          Annualized
                                       Allocation             Benchmarks               Returns             Returns
                                       ----------             ----------               -------             -------
        Equities                          60%         S&P 500                           12.07%              10.93%
        Fixed income                      35%         Lehman Bros Aggregate             7.74%               7.72%
        Cash equivalents                   5%         3 mo T-Bill                       4.15%               4.50%
                                    -----------------

        Total pension                    100%                                           10.16%              9.49%
                                    =================

The plan currently maintains no investment in the common stock of Community. Community anticipates no adverse funding issues associated with the plan. The curtailment of the plan is expected to limit future increases in pension expense as eligible employees are no longer accruing benefits associated with future service.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED PLANS:

Community has a Long-term Incentive Plan (the "Plan") that allows Community to grant to employees, executive officers and directors stock awards in the form of Incentive Stock Options, Nonqualified Stock Options or Stock Appreciation Rights. The stock options can be granted at prices not less than the fair market value in the case of Incentive Stock Options and not less than 80% of the fair market value in the case of Nonqualified Stock Options. Community has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). All options to date have been issued at fair value. Accordingly, no compensation expense has been recognized for stock options issued under the Plan.

In electing to follow APB 25 for expense recognition purposes, Community is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted. The weighted average fair values at date of grant for options granted during fiscal years 2004, 2003, and 2002 were $9.45, $7.90, and $5.66, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions for 2004, 2003, and 2002: dividend yield of 2.4%, 2.0%, and 2.6%; volatility of 33%, 22%, and 26%; risk free interest rates of 4.0%, 3.9%, and 3.8%; and expected life in years of 7.8, 7.9, and 8.4.

As of December 31, 2004, 828,000 shares were authorized but not awarded under the Plan. The stock options generally vest from six months to five years from the date of grant, and expire no later than ten years after the date of grant. The changes in outstanding options are as follows:

                                                                                        Weighted
                                                                     Shares Under        Average
                                                                        Option       Exercise Price
                                                                    (in thousands)      Per Share
               --------------------------------------------------------------------------------------
               Balance December 31, 2001                                   990           $   13.50
               Issued                                                      165               21.06
               Exercised                                                  (110)              11.22
               Forfeited                                                    (5)              16.37
               --------------------------------------------------------------------------------------
               Balance December 31, 2002                                 1,040           $   14.95
               Issued                                                      170               30.40
               Exercised                                                  (173)              12.30
               Forfeited                                                   (10)              17.87
               --------------------------------------------------------------------------------------
               Balance December 31, 2003                                 1,027           $   17.90
               Issued                                                      193               28.89
               Exercised                                                  (142)              13.34
               Forfeited                                                    (5)              23.06
               --------------------------------------------------------------------------------------
               Balance December 31, 2004                                 1,073           $   20.44
               --------------------------------------------------------------------------------------

The following table provides certain information about stock options outstanding and exercisable at December 31, 2004:

                                                    Options Outstanding                       Options Exercisable
                                     -----------------------------------------------------------------------------------
                                                         Weighted          Weighted                         Weighted
                                                          Average          Average                          Average
                                         Number          Exercise         Remaining          Number         Exercise
                                       Outstanding         Price         Contractual      Exercisable        Price
Range of exercise prices per share   (in thousands)      Per Share      Life in Years    (in thousands)    Per Share
------------------------------------------------------------------------------------------------------------------------
Under $12.16                                95           $     7.76           1.5                95         $    7.76
$12.17 - $15.20                            264           $    14.06           4.9               245         $   14.12
$15.21 - $18.24                             65           $    15.64           2.9                65         $   15.64
$18.25 - $21.28                            288           $    20.10           7.4               171         $   19.99
$27.36 - $30.40                            361           $    29.59           9.5               168         $   30.40
------------------------------------------------------------------------------------------------------------------------
$6.08 - $30.40                           1,073           $    20.44           6.7               744         $   18.46
------------------------------------------------------------------------------------------------------------------------

Community has a dividend reinvestment plan for shareholders under which additional shares of Community common stock may be purchased at a 5% discount off market prices with reinvested dividends and voluntary cash payments. Approximately 1.4 million shares of common stock have been reserved for this plan and approximately 1.3 million shares remain unissued. Purchases of Community common stock pursuant to this plan totaled 45,000 shares in 2004, 64,000 shares in 2003, and 6,000 shares in 2002.

Community has an Employee Stock Purchase Plan under which shares of Community common stock may be purchased at a 10% discount off market prices with voluntary cash payments. Approximately 116,000 shares of common stock have been reserved for this plan and approximately 88,000 shares remain unissued. Purchases of Community common stock pursuant to this plan totaled 9,000 shares in 2004, 6,000 shares in 2003, and 5,000 shares in 2002.

13.  RELATED PARTY TRANSACTIONS:

Certain directors and their business affiliates (defined as the beneficial ownership of at least a 10 percent interest), executive officers and their families are indebted to Community Banks for loans made in the ordinary course of business. In the opinion of management, such loans are consistent with sound banking practices and are within applicable regulatory lending limitations. The aggregate dollar amount of these loans was $13.0 million and $14.3 million at December 31, 2004 and 2003. During 2004, $3.2 million of new advances were made and repayments totaled $4.5 million.

Certain directors are owners or employees of entities that provide services to Community in the ordinary course of business. Fees for those services totaled $334 thousand in 2004, $310 thousand in 2003, and $268 thousand in 2002.

In January 2004, Community entered into new employment agreements with its executive officers that, among other provisions, provide for certain payments to the executives if they terminate their employment for certain reasons, primarily a change in the nature of their duties, a reduction in compensation, or a change in control of Community.


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS:


The following methodologies and assumptions were used by Community to estimate its fair value disclosures:

   CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS, AND FEDERAL FUNDS SOLD:
The fair values for cash and due from banks, interest-bearing deposits, and federal funds sold is deemed to be the same as those assets' carrying amounts.

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

                                     LOANS:
For variable-rate loans that reprice frequently with no significant change in credit risk, fair value equals carrying amount. The fair values of all other loans held in portfolio and loans held for sale are estimated by discounting the future cash flows using comparable current rates at which similar loans would be made to borrowers with similar credit risk.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued):

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

                                 LONG-TERM DEBT:
The fair values of Community's long-term borrowings are estimated using discounted cash flows analyses, based on rates available to Community for similar types of borrowings.

                         OFF-BALANCE SHEET INSTRUMENTS:
Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The following table summarizes the carrying amounts and fair values of financial instruments at December 31, 2004 and 2003:


                                                            ------------------------------------------------------------------
                                                                          2004                             2003
                                                            ------------------------------------------------------------------
                                                                                Estimated                        Estimated
                                                               Carrying           Fair           Carrying          Fair
                                                                Amount           Value            Amount          Value
                                                            ------------------------------------------------------------------
                                                                                     (in thousands)
           Financial assets:
               Cash and due from banks, interest-bearing
                deposits, and federal funds sold            $       45,273   $       45,273    $     63,188    $     63,188
               Investment securities                               619,110          619,110         646,961         646,961
               Loans held for sale                                   1,505            1,505           6,067           6,067
               Net loans                                         1,201,530        1,198,973       1,065,433       1,070,977
               Accrued interest receivable                           9,077            9,077           8,819           8,819

           Financial liabilities:
               Deposits                                     $    1,305,537   $    1,305,486    $  1,230,685    $  1,237,438
               Short-term borrowings                                47,116           47,116          27,764          27,764
               Long-term debt                                      404,662          408,168         411,422         420,306
               Trust preferred securities                           30,928           30,928          30,928          30,928
               Accrued interest payable                              4,105            4,105           3,289           3,289
               Off-balance sheet instruments                           ---              ---             ---             ---

15.  CONDENSED FINANCIAL INFORMATION OF COMMUNITY BANKS, INC.  (PARENT ONLY)

                                                                            ----------------------------
                                                                                2004          2003
                                                                            ----------------------------
                                                                                  (in thousands)
Condensed Balance Sheets:
     Cash                                                                   $      4,256  $      1,241
     Interest bearing deposits in other banks                                         72            64
     Investment securities, available for sale                                     1,324        17,130
     Investment in banking subsidiary                                            169,773       150,688
     Investment in nonbank subsidiaries                                            6,147         5,518
     Other assets                                                                  1,906         1,914
                                                                            ----------------------------
        Total assets                                                        $    183,478  $    176,555
                                                                            ============================

     Short-term borrowings                                                  $        ---  $      2,000
     Long-term debt                                                               30,928        30,928
     Other liabilities                                                               209           221
     Stockholders' equity                                                        152,341       143,406
                                                                            ----------------------------
        Total liabilities and stockholders' equity                          $    183,478  $    176,555
                                                                            ============================

                                                                           -------------------------------------------
                                                                               2004           2003           2002
                                                                           -------------------------------------------
                                                                                         (in thousands)
Condensed Statements of Income:
     Dividends from:
           Banking subsidiary                                              $       ---    $        ---   $     5,000
     Other income (expense)                                                     (1,215)           (830)         (354)
                                                                           -------------------------------------------
Income(loss) before equity in undistributed earnings of subsidiaries            (1,215)           (830)        4,646
                                                                           -------------------------------------------
Equity in undistributed earnings of:
     Banking subsidiary                                                         21,861          20,118        13,416
     Nonbank subsidiaries                                                        1,152           1,112           384
                                                                           -------------------------------------------
                                                                                23,013          21,230        13,800
                                                                           -------------------------------------------
Net income                                                                 $    21,798    $     20,400    $   18,446
                                                                           ===========================================

Condensed Statements of Cash Flows:
  Operating activities:
     Net income                                                            $    21,798    $     20,400   $    18,446
     Adjustments to reconcile net cash provided by operating activities:
         Undistributed earnings of:
              Banking subsidiary                                               (21,861)        (20,118)      (13,416)
              Nonbank subsidiaries                                              (1,152)         (1,112)         (384)
         Other, net                                                                391            (398)       (1,433)
                                                                           -------------------------------------------
              Net cash provided (used) by operating activities                    (824)         (1,228)        3,213
                                                                           -------------------------------------------
  Investing activities:
     Purchases of investment securities                                         (2,706)        (17,304)       (8,494)
     Proceeds from maturities and sales of investment securities                18,661           8,862           ---
     Investment in unconsolidated trust subsidiaries                               ---            (464)         (464)
                                                                           -------------------------------------------
              Net cash provided (used) by investing activities                  15,955          (8,906)       (8,958)
                                                                           -------------------------------------------
  Financing activities:
     Net change in short-term borrowings                                        (2,000)          2,000           ---
     Proceeds from issuance of long term debt                                      ---          15,464        15,464
     Proceeds from issuance of common stock                                      2,308           4,525         1,052
     Purchases of treasury stock                                                (4,151)         (3,627)       (5,828)
     Cash dividends                                                             (8,273)         (7,645)       (6,654)
                                                                           -------------------------------------------
              Net cash provided by (used) by financing activities              (12,116)         10,717         4,034
                                                                           -------------------------------------------

              Net change in cash and cash equivalents                            3,015             583        (1,711)
Cash and cash equivalents at beginning of period                                 1,241             658         2,369
                                                                           -------------------------------------------
Cash and cash equivalents at end of period                                 $     4,256    $      1,241    $      658
                                                                           ===========================================

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003:

                                                                         Three Months Ended
                                   -----------------------------------------------------------------------------------------------
                                                         2004                                            2003
                                   -----------------------------------------------------------------------------------------------
                                     Dec. 31     Sept. 30     June 30     Mar. 31     Dec. 31    Sept. 30    June 30     Mar. 31
                                   -----------------------------------------------------------------------------------------------
                                                           (dollars in thousands, except per share data)
Interest income                    $  25,710    $  25,227   $  24,882    $  23,980   $  23,602  $  23,769   $  23,723   $  23,771
Interest expense                      11,089       10,934      10,678       10,541      10,428     10,520      10,699      10,703
                                   -----------------------------------------------------------------------------------------------
Net interest income                   14,621       14,293      14,204       13,439      13,174     13,249      13,024      13,068
Provision for loan losses                750          750         750          850         600        900         600         400
                                   -----------------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses          13,871       13,543      13,454       12,589      12,574     12,349      12,424      12,668
Investment security gains, net           186          108         844        1,332          78        302         500       1,047
Mortgage banking activities              652          558         828          627         725        936         445         426
Other income                           4,584        5,346       4,484        3,664       4,748      4,268       4,066       2,921
Other expenses                        12,618       12,530      12,962       11,883      11,962     11,578      11,389      10,789
                                   -----------------------------------------------------------------------------------------------
Income before income taxes             6,675        7,025       6,648        6,329       6,163      6,277       6,046       6,273
Income taxes                           1,135        1,379       1,211        1,154         987      1,130       1,070       1,172
                                   -----------------------------------------------------------------------------------------------
Net income                         $   5,540    $   5,646   $   5,437    $   5,175   $   5,176  $   5,147   $   4,976   $   5,101
                                   ===============================================================================================

Basic earnings per share           $    0.45    $    0.46   $    0.45    $    0.42   $    0.43  $    0.42   $    0.41   $    0.42
Diluted earnings per share         $    0.44    $    0.45   $    0.43    $    0.41   $    0.41  $    0.41   $    0.40   $    0.41
Cash dividends declared            $    0.17    $    0.17   $    0.17    $    0.16   $    0.16  $    0.16   $    0.16   $    0.15


17.  ACQUISITIONS:

In April 2003, Community completed the acquisition of Abstracting Company of York County (ABCO), a title insurance abstracting company. Shareholders of ABCO received 25,760 shares of Community's common stock for the 96,920 shares of outstanding ABCO common shares in a tax-free exchange.

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

All of the above acquisitions were accounted for as purchases, and accordingly, the results of operations of each entity are included in Community's consolidated statements of income from the date of acquisition. The acquisitions, individually and in the aggregate, are immaterial to Community's financial position and results of operations. Goodwill arising from the acquisitions is subject to periodic impairment testing and other intangibles are amortized over their estimated useful lives.

In November 2004, Community and PennRock Financial Services Corp announced the signing of a definitive agreement pursuant to which Community and PennRock will combine under Community's charter. PennRock, the parent company of Blue Ball National Bank, is a financial holding company with approximately $1.2 billion in assets at December 31, 2004. Under the terms of the definitive agreement, each shareholder of PennRock will receive 1.4 shares of Community in exchange for each share of PennRock common stock. Based upon Community's ten-day average share price of $29.89 prior to the announcement, the value of the transaction will approximate $326 million. The merger is subject to required regulatory approvals and separate voting by the shareholders of both Community and PennRock.

[GRAPHIC OMITTED]
Beard Miller Company LLP
Certified Public Accountants and Consultants
[GRAPHIC OMITTED]








             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Community Banks, Inc.
Harrisburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Community Banks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Community Banks, Inc. for the year ended December 31, 2002 was audited by other auditors, whose report dated January 24, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Banks, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Community Banks, Inc.'s internal control over the financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated March 7, 2005 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

                                   /s/ Beard Miller Company LLP

Harrisburg, Pennsylvania
March 7, 2005

                [GRAPHIC OMITTED]Community Banks[GRAPHIC OMITTED]


                    Management's Report on Internal Controls
                    ----------------------------------------

The management of Community Banks, Inc. is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

     o    maintain records that accurately reflect the company's transactions;
     o prepare financial statement and footnote disclosures in accordance with GAAP that can be relied upon by external users;
     o prevent and detect unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Management is also responsible to perform an annual evaluation of the system of internal control over financial reporting, including an assessment of the effectiveness of that system. Management's assessment is based upon the control framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The COSO framework identifies five defining characteristics of a system of internal control as follows: an appropriate control environment; an adequate risk assessment process; sufficient control activities; satisfactory communication of pertinent information; and proper monitoring controls.

Management performed an assessment of the effectiveness of its internal control over financial reporting in accordance with the COSO framework. As part of this process, consideration was given to the potential existence of deficiencies in either the design or operating effectiveness of controls. Based on this assessment, management believes that Community maintained effective internal controls over financial reporting, including disclosure controls and procedures, as of December 31, 2004. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

The Board of Directors of Community, through its Audit Committee, provides oversight to management's conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants. The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

The consolidated financial statements of Community have been audited by Beard Miller Company LLP, an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of presentation of such financial statements. In connection therewith, Beard Miller Company LLP is required to issue an attestation report on management's assessment of internal control over financial reporting and, in addition, is required to form its own opinion as to the effectiveness of those controls. Their opinion on the fairness of the financial statement presentation, and their attestation and opinion on internal controls over financial reporting are included herein.


/s/ Eddie L. Dunklebarger                          /s/ Donald F. Holt
Chairman of the Board and                          Executive Vice President and
Chief Executive Officer                            Chief Financial Officer



Community Banks, Inc. o 750 East Park Drive, 2nd Floor o Harrisburg, PA 17111 o Phone 717-920-1698

[GRAPHIC OMITTED]
Beard Miller Company LLP
Certified Public Accountants and Consultants
[GRAPHIC OMITTED]


             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Community Banks, Inc.
Harrisburg, Pennsylvania

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls, that Community Banks, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Community Bank's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Community Banks, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Community Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Community Banks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended and our report dated March 7, 2005, expressed an unqualified opinion thereon.

                                                    /s/ Beard Miller Company LLP
Harrisburg, Pennsylvania
March 7, 2005

Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure:
---------------------

Disclosure relating to a change in accountants is set forth in a Current Report on Form 8-K dated June 9, 2003 previously filed by the Registrant.


Item 9A.  Controls and Procedures:
----------------------------------

Under the supervision and with the participation of Community's management, including its Chief Executive Officer and Chief Financial Officer, Community has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Community's disclosure controls and procedures are adequate and effective to ensure that material information relating to Community and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared. There have not been any changes in Community's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Community's internal control over financial reporting.

Because of inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management's report on internal controls can be found at page 70.



Item 9B.  Other Information:
----------------------------

None.

PART III

     Item 10.  Directors and Executive Officers of the Registrant:
     -------------------------------------------------------------

                            Name                       Age                      Position
                            ----                       ---                      --------
        Eddie L. Dunklebarger                          51      Director, Chairman of the Board,
                                                               President and Chief Executive Officer
        Ronald E. Boyer                                67      Director
        Samuel E. Cooper                               70      Director
        Peter DeSoto                                   65      Director
        Thomas W. Long                                 75      Director
        Donald L. Miller                               75      Director
        Thomas L. Miller                               72      Director
        Earl L. Mummert                                59      Director
        Wayne H. Mummert                               70      Director
        Scott J. Newkam                                54      Director
        Robert W. Rissinger                            78      Director
        Allen Shaffer                                  79      Director
        John W. Taylor, Jr.                            74      Director
        James A. Ulsh                                  58      Director
        Donald F. Holt                                 48      Executive Vice President, Chief Financial
                                                               Officer
        Robert W. Lawley                               50      Executive Vice President, Operations
        Anthony N. Leo                                 44      Executive Vice President, Financial
                                                               Services and Administration
        Jeffrey M. Seibert                             45      Executive Vice President, Banking Services

Directors to Continue in Office until the 2005 Annual Meeting
-------------------------------------------------------------

Samuel E. Cooper has been a director of Community since 1992. From 1972 to 1996, Mr. Cooper was the superintendent of the Warrior Run School District in Turbotville, Pennsylvania. He has been retired since 1996. Mr. Cooper has indicated that he does not intend to stand for reelection.

Thomas W. Long has been a director of the Bank since 1981 and of Community since its formation in 1983. From 1958 until his retirement in 1997, Mr. Long was a principal and owner of Millersburg Hardware Company, Inc., a retail hardware business based in Millersburg, Pennsylvania. Mr. Long will not stand for reelection, due to the requirement in Community's bylaws that directors may not stand for reelection after they have reached age 75.

Donald L. Miller has been a director of the Bank since 1981 and of Community since its formation in 1983. From 1953 to 2003, Mr. Miller was engaged in the ownership and operation of Miller Brothers Dairy, inc., based in Millersburg, Pennsylvania, a business engaged in milk production and sales. He has been retired since 2003. Mr. Miller will not stand for reelection, due to the requirement in Community's bylaws that directors may not stand for reelection after they have reached age 75.

Eddie L. Dunklebarger has been a member of Community's Board of Directors since 1998. He has served as President and CEO of Community since 1998 and became Chairman in 2002. Mr. Dunklebarger has also been President and CEO of Community's banking subsidiary since 1999. If Mr. Dunklebarger is reelected at the 2005 annual meeting of shareholders, as proposed by the Community board of directors, his term will extend until the 2009 annual meeting.

Directors to Continue in Office until the 2006 Annual Meeting of Shareholders
-----------------------------------------------------------------------------

Earl L. Mummert has been a director of Community since 1998. Since 1976, Mr. Mummert has been employed as a consulting actuary by Conrad Siegel, Inc., a company which provides a broad array of services to companies and employee benefit plans in Harrisburg, Pennsylvania.

Allen Shaffer has been a director of Community and its predecessor since 1960. Mr. Shaffer is a partner in Shaffer & Engle Law Offices and has practiced law in Millersburg and Harrisburg, Pennsylvania, since 1952.

John W. Taylor, Jr. has been a director of Community since 1998. Since 1980, Mr. Taylor has been president of Air Brake & Power Equipment Company, based in Pottsville, Pennsylvania, a company which distributes truck and industrial parts and equipment. Pursuant to Community's bylaws, Mr. Taylor's term of office will expire on the day before the 2006 annual meeting.

Directors to Continue in Office until the 2007 Annual Meeting of  Shareholders
------------------------------------------------------------------------------

Wayne H. Mummert has been a director since 1998. Mr. Mummert has been a farmer since 1952 and from 1960 to 1991 was employed by the U. S. Postal Service. Mr. Mummert has indicated that if the merger between Community and PennRock is completed, he will resign as a director in order to create a vacancy that will enable the Community board to achieve the board composition agreed upon in the merger agreement.

Scott J. Newkam has been a director since 2003. Since September 1999, Mr. Newkam has been the president and CEO of Hershey Entertainment & Resorts Company, a company which owns and operates resort and entertainment facilities in Hershey, Pennsylvania. From 1997 to September 1999, Mr. Newkam was executive vice president and chief operating officer of the company. Mr. Newkam has supervised and been actively involved in the preparation of financial statements.

Robert W. Rissinger has been a director of Community and its predecessor since 1961. Since 1977, Mr. Rissinger has been the Secretary/Treasurer of Alvord-Polk, Inc., based in Millersburg, Pennsylvania, a company which manufactures cutting tools. Since 1978, he has also been a principal in and owner of Engle-Rissinger Auto Group, Inc., a retail vehicle sales business also based in Millersburg, Pennsylvania.

Directors to Continue in Office until the 2008 Annual Meeting of Shareholders
-----------------------------------------------------------------------------

Ronald E. Boyer has been a director of Community and its predecessor since 1981. Since 1977, Mr. Boyer has been the president of Alvord-Polk, Inc., based in Millersburg, Pennsylvania, a company which manufactures cutting tools.

Peter DeSoto has been a director of Community and its predecessor since 1981. Since 1997, Mr. DeSoto has been the CEO of J. T. Walker Industries, Inc., parent of M.I. Home Products based in Elizabethville, Pennsylvania, a company which manufactures vinyl, aluminum and cellular composite windows and doors.

Thomas L. Miller has been a director of Community and its predecessor since 1966. From 1967 to 1998, Mr. Miller was the president and CEO of the Bank and, from 1983 to 1998, president and CEO of Community. Mr. Miller retired his positions as president and CEO in 1998. Mr. Miller has indicated that if the merger between Community and PennRock is completed, he will resign as a director in order to create a vacancy that will enable the Community board to achieve the board composition agreed upon in the merger agreement.

James A. Ulsh has been a director of Community and its predecessor since 1977. Since 1973, Mr. Ulsh has been employed as an attorney with the Harrisburg, Pennsylvania law firm of Mette, Evans & Woodside.

Executive Officers of Community
-------------------------------

The following executive officers are expected to continue in their respective offices pursuant to the terms and conditions of their employment agreements, which are discussed below beginning on page 80.

Donald F. Holt is Community's chief financial officer and executive vice president of finance, a position he has held since December 31, 2001. He was employed by Keystone Financial, Inc. as its senior vice president and controller from 1987 - 1998 and as executive vice president and chief financial officer from 1999-2000. During 2001, Mr. Holt served as vice president of finance and administration of the Pennsylvania Chamber of Business and Industry.

Robert W. Lawley is Community's executive vice president of operations. He has been an executive vice president of Community since 1984.

Anthony N. Leo is Community's executive vice president of financial services and administration. He has been an executive vice president of Community since 1998.

Jeffrey M. Seibert is Community's executive vice president of banking services. He has been an executive vice president of Community since 1998.

                                 Audit Committee

The members of the audit committee are Scott J. Newkam (Chairman), Ronald E. Boyer, Samuel E. Cooper, Earl L. Mummert and Wayne H. Mummert. The Committee met six times in 2004. The Board has adopted a charter for the Committee, which can be found on the investor relations section of Community's website at www.communitybanks.com. Each member of the committee is independent, as defined by the NASDAQ Marketplace Rules and applicable rules of the Securities and Exchange Commission. The Board has determined that Mr. Newkam is an audit committee financial expert, as defined by the Securities and Exchange Commission.

                  Nominating and Corporate Governance Committee

The Board has established a nominating and corporate governance committee, whose members are Robert W. Rissinger (Chair), Earl L. Mummert and Scott J. Newkam.
Each member of the Committee is independent, as defined by the NASDAQ Marketplace Rules. The functions of the committee are to provide assistance to the Community board of directors in fulfilling its responsibility to the shareholders, potential shareholders and investment community by identifying individuals qualified to become directors and recommending that the Board of Directors select the candidates for all directorships to be filled by the board of directors or by the shareholders; developing and recommending to the Board a set of corporate governance principles applicable to Community and otherwise taking a leadership role in shaping the corporate governance of Community. A copy of the charter that the committee has adopted can be found under the investor relations section on Community's website, at www.communitybanks.com. Before recommending candidates for election to the board, the committee will consider the candidate's character, judgment, business experience, expertise and acumen, as well as any other criteria contained in the Community bylaws for membership on the Board. The committee met four times in 2004.

                                 Code of Ethics

Community has adopted a Code of Ethics that is applicable to Community's chief executive officer, chief financial officer, principal accounting officer, and other designated senior officers and a code of conduct that is applicable to all employees and directors of Community. Copies of the code of ethics and code of conduct can be found under the corporate governance section of Community's website at www.communitybanks.com.

                    Shareholder Communications with the Board

Stockholders who wish to communicate directly with Community's Board may direct such communications in writing, via facsimile and/or letter to: Audit Committee Chair, c/o Community Banks, Inc., 750 East Park Drive, Harrisburg, PA 17111 (Fax # 717-920-1683). The Audit Committee Chair will convey any and all such communications to the full Board for consideration and review.

Item 11.  Executive Compensation:
---------------------------------

The following tables and reports apply to the compensation Community paid to the President/CEO and Community's four other most highly compensated officers. These five individuals are referred to in Item 11 as the "Named Executive Officers."

The following Summary Compensation Table shows the annual salary and other compensation for the Named Executive Officers for the last three years.


                           Summary Compensation Table


                                         ------------------------------------------------------
                                                                                 Long Term
                                                                               Compensation
                                               Annual Compensation(1)            Awards(2)
--------------------------------------------------------------------------------------------------------------------

                                                                                Securities
                                                                                Underlying           All Other
    Name and Principal                                                         Options/SARs        Compensation
         Position                Year       Salary ($)         Bonus($)           (#)(3)              ($)(4)
--------------------------------------------------------------------------------------------------------------------

Eddie L. Dunklebarger            2004         350,000           175,000             30,000              127,506
President & CEO of               2003         325,000           161,500             25,200               58,383
Community and Community          2002         300,000           218,900             26,460               57,162
Banks
--------------------------------------------------------------------------------------------------------------------

Donald F. Holt                   2004         160,000            66,000             10,000               37,716
Executive Vice-                  2003         150,000            53,800              7,560               12,000
President/Finance                2002         135,000            67,000              7,938               11,916
--------------------------------------------------------------------------------------------------------------------

Robert W. Lawley                 2004         160,000            66,000             10,000               58,379
Executive                        2003         150,000            53,800              7,560               27,266
Vice-President/Operations        2002         137,080            73,000              7,938               28,824
--------------------------------------------------------------------------------------------------------------------

Anthony N. Leo                   2004         160,000            66,000             10,000               36,058
Executive                        2003         150,000            53,800              7,560               21,759
Vice-President/Financial         2002         135,000            73,000              7,938               23,469
Services and Administration
--------------------------------------------------------------------------------------------------------------------

Jeffrey M. Seibert               2004         160,000            66,000             10,000               38,221
Executive                        2003         150,000            53,800              7,560               22,655
Vice-President/Banking           2002         135,000            84,000              7,938               24,288
Services
--------------------------------------------------------------------------------------------------------------------

(1) The total personal benefits provided by Community and its subsidiaries for any Named Executive Officer, individually, or all Named Executive Officers as a group did not exceed the lesser of $50,000 or 10% of the salary and bonus of the officer for any of the years shown. This does not include benefits that are available to all salaried officers, directors and employees on a non-discriminatory basis.
(2) Community has not issued any restricted stock awards to any executive officer. Additionally, Community does not maintain any Long-Term Incentive Plan other than a stock option plan, and grants to Named Executive Officers pursuant to that plan are reported in the Stock Option Grant Table.
(3) When appropriate, stock options shown above have been adjusted for subsequent stock dividends and stock splits.
(4) "All other compensation" includes the following:
Mr. Dunklebarger - Director fees of $10,000 for 2004, $10,000 for 2003 and $5,400 for 2002; employer contributions to Community's 401(k) Plan of $14,350 in 2004, $12,000 in 2003 and $18,000 in 2002; SERP accruals of $103,156 in 2004,
$36,383 in 2003 and $33,762 in 2002.
Mr. Holt - Employer contributions to Community's 401(k) Plan of $14,350 in 2004, $12,000 in 2003 and $11,916 in 2002; SERP accruals of $23,366 in 2004.
Mr. Lawley - Employer contributions to Community's 401(k) Plan of $14,350 in 2004, $12,000 in 2003 and $14,587 in 2002; SERP accruals of $44,029 in 2004,
$15,266 in 2003, and $14,237 in 2002.
Mr. Leo - Employer contributions to Community's 401(k) Plan of $14,350 in 2004, $12,000 in 2003 and $14,413 in 2002; SERP accruals of $21,708 in 2004, $9,759 in
2003 and $9,056 in 2002.
Mr. Seibert - Employer contributions to Community's 401(k) Plan of $14,350 in 2004, $12,000 in 2003 and $14,400 in 2002; SERP accruals of $23,871 in 2004,
$10,655 in 2003, and $9,888 in 2002.

Stock Options
-------------

In 1998, the shareholders of Community adopted the Community Banks, Inc. Long-Term Incentive Plan. This plan allows Community to issue awards to key officers of Community. Awards may be made in the form of incentive stock options
(ISOs),  non-qualified  stock  options  (NQSOs)  and stock  appreciation  rights
(SARs).

                             Incentive Stock Options

The Internal Revenue Code requires all ISOs to be granted at a price not less than 100% of the fair market value of Community common stock on the date the ISO is granted. ISOs are not transferable, except upon death by will or descent and distribution, and may not have a term of exercise longer than ten years. In addition, no ISO may be exercised for a period of at least six months after the ISO is granted.

The plan requires adjustment of the options to reflect changes in the number of outstanding shares caused by events such as the declaration and payment of a stock dividend. Consequently, the option price of and number of shares subject to all ISOs granted has been adjusted each time a stock dividend has been declared and paid.

                       Non-Qualified Stock Options (NQSO)

NQSOs may or may not have a vesting schedule, depending on the terms of the grant as determined by the Committee administering the plan. Although tax treatment of ISOs and NQSOs may differ, the plan imposes the same general conditions and restrictions on NQSOs as it does on ISOs. These conditions are described above. To date, all NQSOs granted have an option price equal to the fair market value of Community common stock on the date the NQSO was granted.

                               Stock Option Grants

The following table shows:

     o the number of stock options granted to Named Executive Officers in 2004;
     o the percentage which the executive's options bears in relation to the total options granted to all employees during the year;
     o    the option price;
     o    the expiration of the option; and
     o the potential realizable value of the options assuming certain rates of stock appreciation:


                                            Stock Option Grants in Last Fiscal Year
    ------------------------------------------------------------------------------------------------------------------------
                                                                                                    Potential Realizable
                                                                                                  Value At Assumed Annual
                                         Individual Grants                                          Rates Of Stock Price
                                                                                                  Appreciation For Option
                                                                                                            Term
    ------------------------------------------------------------------------------------------------------------------------
              (a)                    (b)              (c)            (d)             (e)            (f)             (g)
                                                  % Of Total
                                  Number Of         Options
                                 Securities       Granted To      Exercise
                                 Underlying        Employees      Or Base
                                   Options         In Fiscal      Price          Expiration
              Name               Granted (#)         Year         ($/Sh)(1)         Date          5% ($)(2)      10% ($)(2)
   ------------------------------------------------------------------------------------------------------------------------

    Eddie L. Dunklebarger (CEO)    30,000            16.5           28.89         12/6/2014         545,063       1,381,297
    Donald F. Holt                 10,000            5.55           28.89         12/6/2014         181,687         460,432
    Robert W. Lawley               10,000            5.55           28.89         12/6/2014         181,687         460,432
    Anthony N. Leo                 10,000            5.55           28.89         12/6/2014         181,687         460,432
    Jeffrey M. Seibert             10,000            5.55           28.89         12/6/2014         181,687         460,432
    ------------------------------------------------------------------------------------------------------------------------

     (1) Options were granted in December, 2004, each with an exercise price of $28.89 per share. The option prices in all events equal the fair market value of Community common stock on the date of the grant. The options granted in December, 2004 were for the year 2004.
     (2) Applicable Securities and Exchange Commission regulations require us to disclose the potential appreciation in options granted to executive officers, assuming annualized rates of stock price appreciation of 5% and 10% over the term of the option. Appreciation is determined as of the expiration date of the option. The figures shown above assume 5% and 10% rates of appreciation on an annual basis, with annual compounding of the appreciation rate, beginning with the original option price of $28.89.

                             Stock Option Exercises

The following table shows:

     o    all options exercised by the Named Executive Officers during 2004;
     o    the number of shares acquired on exercise;
     o    the value realized by the Named Executive Officer upon exercise; and
     o the number of exercisable and un-exercisable options outstanding for each Named Executive Officer, and the value of those options, as of December 31, 2004:


                      Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
   -------------------------------------------------------------------------------------------------------------------------
             (a)                   (b)                (c)                     (d)                           (e)

                                                                       Number Of Securities        Value Of Unexercised
                                                                      Underlying Unexercised      In-The-Money Options At
                                 Shares                               Options At FY-End (#)             FY-End ($)
                               Acquired On                          Exercisable/Unexercisable    Exercisable/Unexercisable
             Name             Exercise (#)     Value Realized($)               (1)                        (1)(2)
   -------------------------------------------------------------------------------------------------------------------------

   Eddie L. Dunklebarger
   (CEO)                          2,500              52,700             200,495 / 46,581          2,461,308 / 271,621
   Donald F. Holt                   0                  0                 10,498 / 14,763              22,543 / 33,817
   Robert W. Lawley               3,800              70,604              40,889 / 19,556             405,942 / 86,007
   Anthony N. Leo                   0                  0                 40,562 / 19,556             398,442 / 86,007
   Jeffrey M. Seibert               0                  0                 70,128 / 19,556             976,673 / 86,007
   -------------------------------------------------------------------------------------------------------------------------


     (1) All options granted through December 31, 2004 are reported. Exercisable options are fully vested. Options which will vest in the future are reported as unexercisable.
     (2) The dollar values shown above were calculated by determining the difference between the closing trading price of Community common stock at December 31, 2004, which was $28.16 per share, and the option price of each option as of December 31, 2004.

Pension Plan
------------

The Bank maintains a pension plan for certain individuals who were employed by Community Banks, N.A., a predecessor of Community's subsidiary bank. Employees hired by Community Banks, N.A. prior to December 31, 1998 became participants in the pension plan on January 1 or July 1 after completing one year of service (12 continuous months and 1,000 hours worked) and reaching age 21. The cost of the pension is actuarially determined and paid by the bank. The amount of monthly pension is equal to 1.15% of average monthly pay, plus .60% of average monthly pay in excess of $650, multiplied by the number of years of service completed by an employee. The years of service for the additional portion are limited to a maximum of 37. Average monthly pay is based upon the five consecutive plan years of highest pay in the last ten years. The maximum amount of annual compensation used in determining retirement benefits is $205,000. A participant is eligible for early retirement after reaching age 60 and completing five years of service. The early retirement benefit is the actuarial equivalent of the pension accrued to the date of early retirement. As of December 31, 2004, the only Named Executive Officer who participates in the plan and who has been credited with years of service is Robert W. Lawley (twenty-nine years of service).

In 1999, the Board of directors amended the plan so that pension benefits will be offset by employer contributions to Community's 401(k) Plan. Employees hired after December 31, 1998 are not eligible to participate in the pension plan. In 2003, the board of directors amended the plan so that all benefit accruals under the Plan shall cease as of December 31, 2003 and all participants will be 100% vested in their accrued benefit effective as of December 31, 2003. The amount shown on the following table assumes an annual retirement benefit for an employee who chose a straight life annuity and who will retire at age 65. These amounts are not yet offset for the employer contribution in the 401(k) Plan.


                               Pension Plan Table

     ----------------------------------------------------------------------------------------------------------------------
             Remuneration ($)                                            Years Of Service
     ----------------------------------------------------------------------------------------------------------------------
                                                  15               20               25              30               35
                         35,000                $  8,486         $ 11,314        $ 14,143         $ 16,971         $ 19,800
                         55,000                $ 13,736         $ 18,314        $ 22,893         $ 27,471         $ 32,050
                         75,000                $ 18,986         $ 25,314        $ 31,643         $ 37,971         $ 44,300
                         95,000                $ 24,236         $ 32,314        $ 40,393         $ 48,471         $ 56,550
                        115,000                $ 29,486         $ 39,314        $ 49,143         $ 58,971         $ 68,800
                        135,000                $ 34,736         $ 46,314        $ 57,893         $ 69,471         $ 81,050
                        150,000                $ 38,673         $ 51,564        $ 64,455         $ 77,346         $ 90,237
                        175,000                $ 45,236         $ 60,314        $ 75,393         $ 90,471         $105,550
              200,000 and above                $ 51,798         $ 69,064        $ 86,330         $103,596         $120,862
     ----------------------------------------------------------------------------------------------------------------------

     (a) The compensation covered by the pension plan includes salary and bonus compensation, as reported under the heading "Annual Compensation" in the Summary Compensation Table, appearing elsewhere in Item 11 of this Form 10-K.
     (b) Of the Named Executive Officers, only Mr. Lawley participates in the Pension Plan. As of December 31, 2004, Mr. Lawley had twenty-nine years of credited service under the Plan.
     (c) The estimated benefits shown in the table above were computed assuming that participants would elect to receive straight line annuity payments. The amounts shown on the above table do not take into account any deductions for Social Security or other offset amounts.


          Board Compensation Committee Report On Executive Compensation

The members of the committee are Earl L. Mummert (Chair),  Peter DeSoto,  Donald
L. Miller, Robert W. Rissinger and John W. Taylor, Jr. The committee met twice in 2004. The functions of the committee are to evaluate Community's compensation policies and plans, review and evaluate the individual performance of executive officers, establish the compensation of the President/CEO and make recommendations on the compensation of the remaining named executive officers. Each of the members of the committee is independent, as defined in the NASDAQ Marketplace Rules.

Through our executive compensation policy, we seek to achieve the following goals in determining compensation of our executive officers:

     o    integrate   compensation   with   Community's   annual  and  long-term
          performance goals;
     o    reward exceptional performance;
     o    recognize individual initiative and achievements;
     o    attract and retain qualified executives;
     o provide compensation packages competitive with those offered by other similar bank holding companies and banks; and
     o    encourage stock ownership by executive officers.

The compensation  committee believes that compensation for Community's executive
officers  can  best  be  accomplished   through  a  combination  of  techniques,
including:

     o    salary;
     o    Community's bonus program;
     o    the Long-Term Incentive Plan; and
     o    appropriate fringe benefits.


Community's Bonus Program
-------------------------

Community maintains a bonus program for the executive officers of Community and its subsidiaries. Pursuant to this program, a certain percentage of net income is placed in a bonus pool. Bonuses paid to the executive officers are determined by the compensation committee pursuant to guidelines established by the Committee. The guidelines are based upon the level of net income Community achieves during the year. The remainder of the bonus pool is distributed to other officers of Community or its subsidiaries. The compensation committee delegates to the Chief Executive Officer the distribution of the remainder of the bonus pool. In 2004, Eddie L. Dunklebarger, President and CEO, earned a bonus of $175,000. The total amount of bonuses earned by all Named Executive Officers, including the amount paid to Mr. Dunklebarger, was $439,000.

Long-Term Incentive Plan
------------------------

In 1998, Community adopted a Long-Term Incentive Plan. Under the plan, Community can issue incentive stock options, stock appreciation rights, and non-qualified stock options. The compensation committee believes that stock ownership by management helps align management's interests with the interests of the shareholders in enhancing and increasing the value of Community's common stock. The compensation committee considers the same criteria in awarding stock options that it considers in making other compensation decisions.

Employment Agreements
---------------------

On January 1, 2004, Community entered into employment agreements with our Named Executive Officers that replaced prior employment agreements. The agreements provide that the executives are employed for a period of three years beginning January 1, 2004. Upon each anniversary of the agreement, the employment automatically extends for an additional year (resulting in successive three-year terms) unless, no later than ninety days prior to the expiration date, either Community or the executive gives written notification to the other of an intent not to renew the employment agreement. In the event of a change of control in Community, the agreement automatically extends to a three-year term.

Community may terminate the agreement for cause or if the executive becomes permanently disabled. After a termination for one of those reasons, or if the executive terminates his employment without good reason, Community would be obligated to pay the executive the compensation that he had earned through the date of termination. The agreement also requires Community to pay the executive 120% of his salary for the remainder of the term of the agreement, in the event that the executive terminates his employment for certain reasons, such as a reassignment of duties, a reduction in compensation, Community's breach of the agreement or the removal of the executive from his current position. If the executive terminates his employment as the result of a change of control, he is entitled to a lump-sum payment of an amount equal to three times the average of his salaries and bonuses in the three years preceding the termination. The executive and his family would also be entitled in that situation either to participate in the employee benefit plans of the successor company until he reaches the age of 65 or to be paid an amount that would enable the executive to purchase comparable benefits.

Pursuant to the agreements, each executive officer receives an annual salary, which is subject to increase as the compensation committee and the board of directors deem appropriate. Under the terms and conditions of the agreements, the executives are entitled to participate in Community's executive bonus program, receive benefits under all of Community's employment benefit plans and participate in Community's existing stock option plan. The executives are also entitled to other benefits and perquisites as Community's board of directors deems appropriate.

Executive Compensation
----------------------

The compensation committee seeks to attract and retain qualified executive officers by offering compensation competitive with that offered by similar bank holding companies. The compensation committee considers objective and subjective criteria. Among other things, the Committee considers data from the SNL
Executive Compensation Review and data compiled by Human Resource Partners, which used a peer analysis of similarly sized Pennsylvania bank holding companies. The SNL Executive Compensation Review compares:



     o    asset size;
     o    return on assets;
     o the salaries of the chief executive officer and other executive officers;
     o    return on average assets; and
     o    return on average equity.

The compensation committee also considers the performance of Community's common stock on the NASDAQ Stock Market, particularly compared with the performance of the stock of other comparable bank holding companies.

The compensation committee does not make its recommendations based solely on corporate performance. The Committee also considers subjective factors. However, the Committee considers peer group information and corporate performance to be significant factors in determining executive compensation.

Mr. Dunklebarger

For 2004, Mr. Dunklebarger received an annual salary of $350,000. He was also a participant in the Community Banks, Inc. Long Term Incentive Plan and Community's Bonus Program. Mr. Dunklebarger earned a bonus of $175,000. Pursuant to Community's Long Term Incentive Plan, Mr. Dunklebarger was awarded options to purchase 30,000 shares of Community's common stock at an exercise price of $28.89 per share. These options, granted in December of 2004, were based on 2004 performance.

Other Executive Officers

With respect to the compensation of Community's other executive officers, the compensation committee considers information provided by the Chief Executive Officer about each executive officer including:

     1)   level of individual performance;
     2)   contribution to the consolidated organization; and
     3)   salary history.

The Compensation committee also considers:

     4)   the earnings of Community on a consolidated basis;
     5)   the peer group compensation information discussed above;
     6)   individual performance factors; and
     7) its subjective evaluation of the services provided by each executive officer.

You can see the compensation paid to Community's other executive officers in the Summary Compensation Table appearing elsewhere in Item 11 of this Form 10-K.

This report is given by the Compensation committee, consisting of Earl L. Mummert (Chair), Peter DeSoto, Donald L. Miller, Robert W. Rissinger, and John
W. Taylor, Jr.

          Other Compensation Arrangements for Named Executive Officers

Community Banks, Inc. 401(k) Profit Sharing Plan
------------------------------------------------

Employees are eligible to participate in Community's 401(k) plan after they have completed three months of service and have reached their twenty-first birthday. The plan offers both immediate and future benefits to employees in the program. The plan was submitted to the Internal Revenue Service for favorable determination as a tax deferred retirement program.

Community allocates for participating accounts an annual amount based on Community's earnings at the end of each calendar year. The amount allocated to an employee's account is based on the relationship of the employee's annual compensation to the total annual compensation paid by Community to all employees participating in the plan. Subject to limitations of the plan and the trustees under the plan, an employee can receive a percentage (to be determined in the discretion of the board of directors) of his or her annual compensation as a contribution to the plan account each year. The monies allocated to each employee's account are held and invested by the trustee for the plan. Employees become fully vested in the plan after five years of service. Upon retirement, employees will be eligible to withdraw their vested interest in the plan according to the plan provisions. Should the participant become disabled or upon his or her death, the plan allows for other payment options. As a participant in the plan, the employee has the right to direct the investment of all of his or her funds. An employee may split his or her investment between two or more types of investments or instruct the administrator to place the entire amount in one investment account.

In order to allow participants the opportunity to increase their retirement income, each participant may, at the discretion of the administrator, elect to voluntarily contribute no less than 1% and no more than 70% (subject to certain limitations) of his or her total compensation earned while a participant under the plan. The amounts in each participant's voluntary contribution account are fully vested at all times and are not subject to forfeiture for any reason. The normal retirement age under the plan is age 65.

Survivor Income Agreements
--------------------------

On June 1, 1994, Community Banks, N.A. entered into a Survivor Income Agreement with Robert W. Lawley. On February 5, 1999, The Peoples State Bank and Community entered into similar agreements with Eddie L. Dunklebarger, Anthony N. Leo and Jeffrey M. Seibert. On December 31, 2001, Community Banks, N.A. and The Peoples State Bank merged to form one bank named Community Banks, Community's subsidiary bank. On August 29, 2002, Community Banks entered into a similar agreement with Donald F. Holt. For the purpose of describing the provisions of these agreements, Community Banks and its predecessors will each be referred to as the "Bank." In these agreements, the Bank promised to pay to each executive employee's designated beneficiary a survivor income benefit. The survivor's income benefit is payable only if the executive employee dies before terminating employment with the Bank and only to the extent that the Bank owns life insurance policies on the executive employee's life at the time of his or her death.

The base death benefit is equal to the lesser of:

     o three times the executive employee's base salary for the calendar year in which the executive's death occurs; or
     o the amount of life insurance proceeds received by the Bank due to the executive's death.

The base death benefit, however, will be increased by an amount equal to the death benefit multiplied by Community's projected highest marginal federal income tax rate for the year in which the executive's death occurs. The survivor's income benefit will be paid in a lump sum within 60 days after the executive employee's death. These agreements are funded by life insurance policies on each executive employee's life.

The life insurance policies are owned by the Bank, and are in place of each executive employee's participation in the Bank's group life insurance plan. A split dollar insurance agreement goes into effect after the executive employee reaches the age of 65, as long he has completed ten (10) years of service. Pursuant to the terms of the split dollar agreement, the executive employee has the right to designate the beneficiary of the death proceeds of the policy to the extent the proceeds exceed the cash surrender value of the policy on the date before the executive employee's death.

Supplemental Executive Retirement Plans
---------------------------------------

Community maintains Supplemental Executive Retirement Plans providing key man life insurance on the lives of certain executive employees. Pursuant to the plans, Community has purchased key man life insurance policies with death benefits payable to Community if an executive dies in the course of his employment with Community, in initial net amounts of:

     o    $2,911,000 covering the life of Eddie L. Dunklebarger;
     o    $1,076,000 covering the life of Donald F. Holt;
     o    $3,124,000 covering the life of Robert W. Lawley;
     o    $2,373,000 covering the life of Anthony N. Leo; and
     o    $2,530,000 covering the life of Jeffrey M. Seibert.

The plans also provide salary continuation benefits for the executives pursuant to Salary Continuation Agreements entered into between Community and the executives. If the executive remains employed by Community until he reaches age 62, then the executive will be entitled to salary continuation for twenty years after retirement. Pursuant to their respective agreements, the following individuals are entitled to the following amounts:

     o    Eddie L. Dunklebarger - $180,000 per year;
     o    Donald F. Holt - $48,000 per year;
     o    Robert W. Lawley - $80,000 per year.
     o    Anthony N. Leo - $75,000 per year;
     o    Jeffrey M. Seibert - $75,000 per year.

If the executive's employment with Community is terminated before age 62, the executive will receive reduced benefits at age 62 in accordance with accrual of benefits schedules set forth in the respective agreements. Benefits will not be paid if an executive's employment is terminated for cause (as defined in the respective agreements). In the event of termination due to disability, Community may elect to pay the accrued benefit immediately in a lump sum, discounted to present value. In the event that an executive is terminated after a change in control but prior to age 62, the executive will receive at age 62 his accrued benefit, plus an additional benefit equal to three years additional accrual in the case of Mr. Dunklebarger, and two years additional accrual in the cases of Messrs. Holt, Leo, Seibert and Lawley. If the executive dies prior to or during the benefit payment period, normal retirement benefits will be payable to the executive's beneficiaries beginning within one month after the executive's death.

           Directors and Senior Management Deferred Compensation Plan

On January 1, 2004, Community adopted the Community Banks, Inc. Directors and Senior Management Deferred Compensation Plan, effective January 1, 2004, to assist directors and executives in establishing a program to provide supplemental retirement benefits. This plan is a voluntary variable deferred compensation plan. The amount deferred from salary or bonus by Community's chief executive officer and the four most highly compensated executives is included in the Summary Compensation Table under the Salary column, as having been earned in 2004.

                                    DIRECTORS

Attendance Fees
---------------

In 2004, each Company director received a quarterly fee of $1,250. Each director who was not an executive officer also received $500 for each board and committee meeting attended. Members of the executive committee of Community's board were also paid an annual retainer of $2,500. Directors of Community's bank subsidiary (which include some of the directors of Community) receive the following additional fees:

     o    $5,000 annual retainer; and
     o    $400 fee for each board and committee meeting attended.

Directors' Stock Option Plan
----------------------------

In 2000, the shareholders of Community approved the Directors' Stock Option Plan. The purpose of the Directors' Stock Option Plan is to attract and retain non-employee directors who have outstanding abilities. The plan enables the directors to purchase shares on terms which will give the directors a direct and continuing interest in the success of Community. The price of the options must equal at least the fair market value of Community shares on the date the options are granted. Directors may not exercise the options before the first anniversary of the option grant or a change of control in Community, whichever first occurs. The options will expire in ten years, unless they are exercised.

On December 6, 2004, Community granted options to all non-employee directors, except emeritus directors, to purchase 600 shares at a price of $28.89 per share. Each non-employee member of the executive committee of the board was awarded options to purchase an additional 300 shares, and each chairman of a board committee received options to purchase an additional 100 shares.

                             STOCK PERFORMANCE GRAPH

The following graph shows the yearly percentage change in Community's cumulative total shareholder return on its common stock from December 31, 1999 to December 31, 2004 compared with the cumulative total return of the NASDAQ Stock Market (U.S. Companies), and a self-determined peer group consisting of twelve bank holding companies. The bank holding companies in the peer group are Bryn Mawr Bank Corp., Columbia Bancorp, Comm Bancorp, Inc., Community Bank System, Inc.,
Harleysville National Corp., KNBT Bancorp, Inc., Leesport Financial Corp., National Penn Bancshares, Inc., Omega Financial Corp., S & T Bancorp, Inc., Sandy Spring Bancorp, Inc., and Sterling Financial Corp. Community selected these companies because they conduct a community banking business in similar markets and they are similar to Community in asset size and market capitalization. Two of the companies that were in the peer group used in the stock performance graph in Community's 2004 proxy statement have been deleted. PennRock was deleted because of the merger that is discussed in this document. Sun Bancorp, Inc. was deleted, because it has merged into another bank holding company, and the necessary stock price information is no longer available for it. In place of these two entities, Community has added Community Bank System, Inc., a $4.4 billion financial institution based in New York, and KNBT Bancorp, Inc., a $2.4 billion financial institution based in Bethlehem, Pennsylvania.


                Comparison of Five-Year Cumulative Total Returns
                   Performance Graph for Community Banks, Inc.



                                        12/1999  12/2000  12/2001   12/2002   12/2003  12/2004
                                        -------  -------  -------   -------   -------  -------


Community Banks, Inc.                    100.0     97.2    138.2      153.0    233.8     216.0
NASDAQ Stock Market                      100.0     60.3     47.8       33.1     49.4      53.8
(US Companies)
Self-Determined Peer Group               100.0     90.7    121.6      144.1    190.3     210.9


           Compensation Committee Interlocks and Insider Participation
           -----------------------------------------------------------

None of the committee members has been an officer or employee of Community or any of its subsidiaries at any time. Earl L. Mummert is a consulting actuary with Conrad M. Siegel, Inc. which provides actuarial services for Community. As is the case with other board members, any indebtedness of the members of the compensation committee to Community's bank subsidiary is on the same terms, including interest rate and collateral on loans, as those prevailing at the time of corporate transactions with others and does not involve more than the normal risk of collectibility or present other unfavorable features.


Item 12.  Security Ownership of Certain Beneficial Owners and Management:
-------------------------------------------------------------------------

The following table provides information regarding the common stock of Community that is available for issuance under equity compensation plans.

Equity Compensation Plan Information
------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
          Plan Category                          (a)                              (b)                             (c)
                                                                                                          Number of securities
                                                                                                        remaining available for
                                     Number of securities to be                                       future issuance under equity
                                       issued upon exercise of         Weighted average exercise     compensation plans (excluding
                                    outstanding options, warrants    price of outstanding options,      securities reflected in
                                             and rights                   warrants and rights                 column (a))
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                  1,073,000                         $20.44                        916,000 (1)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders (2)                None                              n/a                             n/a
------------------------------------------------------------------------------------------------------------------------------------
              Total                           1,073,000                         $20.44                          916,000
------------------------------------------------------------------------------------------------------------------------------------

     (1) Includes 88,000 shares available for future issuance under Community's Employee Stock Purchase Plan.
     (2) Community does not maintain equity compensation plans that have not been approved by its stockholders.

The following table shows the number of shares of common stock owned by each of Community's directors and Named Executive Officers and by the directors and Named Executive Officers as a group, as of February 28, 2005. Common stock is the only class of equity securities that is outstanding. No one owns more than 5% of Community's common stock.


         ----------------------------------------------------------------------------------------------------------------
                                                                                                          Percentage of
                                                                                Number of Shares           Outstanding
         Name of Beneficial Owner and Position                               Beneficially Owned (1)        Common Stock
         -------------------------------------                               ----------------------        ------------

         Directors

         Ronald E. Boyer                                                               47,903  (2)                 *
         Samuel E. Cooper                                                               8,124  (3)                 *
         Peter DeSoto                                                                  79,967  (4)                 *
         Eddie L. Dunklebarger, Chairman, President and CEO                           334,426  (5)              2.677%
         Thomas W. Long                                                                21,567  (6)                 *
         Donald L. Miller                                                             141,262  (7)              1.148%
         Thomas L. Miller                                                              63,307  (8)                 *
         Earl L. Mummert                                                               40,246  (9)                 *
         Wayne H. Mummert                                                              89,154  (10)                *
         Scott J. Newkam                                                                1,207  (11)                *
         Robert W. Rissinger                                                          393,166  (12)             3.196%
         Allen Shaffer                                                                163,966  (13)             1.332%
         John W. Taylor, Jr.                                                           42,372  (14)                *
         James A. Ulsh                                                                 31,417  (15)                *

         Named Executive Officers (other than Mr. Dunklebarger)

         Donald F. Holt, Executive Vice President and CFO                              10,738  (16)                *
         Robert W. Lawley, Executive Vice President                                    41,094  (17)                *
         Anthony N. Leo, Executive Vice President                                      51,678  (18)                *
         Jeffrey M. Seibert, Executive Vice President                                 105,422  (19)                *

         Directors and Named Executive Officers as a group                          1,654,974  (20)            13.018%
         -------------------------------------------------

         *Indicates less than one percent (1%)
         ---------------------------------------------------------------- ------------------------------ ------------------


        Notes to Security Ownership Table
        ---------------------------------

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after February 28, 2005. Beneficial ownership may be disclaimed as to certain of the securities.
(2) Includes shares 12,041 shares owned by Alvord Polk, Inc. , the stock of which is held 50% by Ronald Boyer and 50% by Robert Rissinger; 1,797 shares owned by Mr. Boyer's wife; and stock options to acquire 4.855 shares.
(3)  Includes stock options to acquire 4,176 shares.
(4) Includes 3,780 shares held in Mr. DeSoto's IRA and stock options to acquire 5,170 shares.
(5) Includes 13,926 shares held in Mr. Dunklebarger's IRA; 4,828 shares held in an ESPP; 20,804 shares held in his 401K; 516 shares held by his wife; 17,977 shares held by his children; and stock options (ISOs and Non-Qualified Stock Options) to acquire 193,292 shares.
(6) Includes 20,681 shares held in Revocable Trusts and stock options to acquire 630 shares.
(7)  Includes stock options to acquire 5,170 shares.
(8) Includes 58,134 shares held in Revocable Trusts and stock options to acquire 5,170 shares.

(9) Includes 28,116 shares held by Mr. Mummert's IRA and stock options to acquire 6,163 shares.
(10) Includes 21,005 shares held by Mr. Mummert's wife and stock options to acquire 5,170 shares.
(11) Includes stock options to acquire 945 shares.
(12) Includes 12,041 shares owned by Alvord Polk, Inc., the stock of which is held 50% by Robert Rissinger and 50% by Ronald Boyer. Also includes 26,833 shares held by Engle Ford, Inc.; 114,972 shares held in Mr. Rissinger's
     IRA; 69,674 shares held by Mr. Rissinger's wife and stock options to acquire 6,163 shares.
(13) Includes 88,434 shares owned by the Polk Foundation, of which Mr. Shaffer is chairman, and for which Mr. Shaffer holds voting and investment power; and stock options to acquire 5,170 shares.
(14) Includes 1,388 shares held in Mr. Taylor's IRA; 1,941 shares held by his wife; 213 shares held by his wife as custodian in Uniform Gift to Minor Act accounts for minor grandchildren; and stock options to acquire 5,170 shares.
(15) Includes 2,772 shares held in Mr. Ulsh's 401K, and stock options to acquire 5,170 shares.
(16) Includes 3 shares held in Mr. Holt's IRA and stock options to acquire 10,735 shares.
(17) Includes 131 shares held in Mr. Lawley's ESPP; 4 shares held in his 401K; 69 shares held by his children; and stock options to acquire 40,889 shares.
(18) Includes 335 shares held by Mr. Leo's ESPP; 9,872 shares held in his 401K; and stock options to acquire 40,562 shares.
(19) Includes 12,036 shares held in Mr. Seibert's IRA; 3,538 shares held in his ESPP; 9,197 shares held in his 40K; and stock options to acquire 67,184 shares.
(20) Includes 282,938 shares that are indirectly held. The 12,041 shares held by Alvord Polk, Inc. are counted only once in this total, as Alvord Polk, Inc. is 50% owned by Robert W. Rissinger and 50% owned by Ronald E. Boyer. Thus, these shares are indicated above as being beneficially owned by both Mr. Rissinger and Mr. Boyer.


Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers must file reports with the Securities and Exchange Commission indicating the number of shares of Community common stock they beneficially own and changes in their beneficial ownership. To the best of our knowledge, all such reports were filed on a timely basis, except for one late filing by Thomas L. Miller relating to an acquisition of two hundred shares by his spouse.


Item 13.  Certain Relationships and Related Transactions:
---------------------------------------------------------

Transactions  with Officers and Directors
During 2004, the Bank had, and expects to have in the future, banking transactions in the ordinary course of business with directors and officers of Community and their associates on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons. Management believes that these loans present no more than the normal risk of collectibility or other unfavorable features.

Allen Shaffer, a director of Community, is a partner in Shaffer & Engle Law Offices with offices in Harrisburg and Millersburg, Pennsylvania, who has been retained in the last fiscal year by Community and who Community proposes to retain in the current fiscal year. James A. Ulsh, a director of Community, is a shareholder/employee of the law firm of Mette, Evans & Woodside, Harrisburg, Pennsylvania, which Community has retained in the last fiscal year and proposes to retain in the current fiscal year. Earl L. Mummert, a director of Community, is an actuarial consultant with Conrad M. Siegel, Inc., Harrisburg, Pennsylvania, which provides actuarial services to Community.

Item 14.  Principal Accounting Fees and Services:
-------------------------------------------------

Community's Audit Committee engaged Beard Miller Company LLP ("Beard Miller") to act as Community's auditor for 2003 and 2004. The Sarbanes Oxley Act of 2002 and the auditor independence rules of the United States Securities and Exchange Commission require all public accounting firms who audit public companies to obtain pre-approval from their respective Audit Committees in order to provide professional services without impairing independence. Before Beard Miller performs any services for Community, the Audit Committee is informed that such services are necessary and is advised of the estimated costs of such services. The Audit Committee then decides whether to approve Beard Miller's performance of the services. In 2004, all services performed by Beard Miller were approved in advance pursuant to these procedures. The Audit Committee has determined that the performance by Beard Miller of tax services is compatible with maintaining that firm's independence.

Beard Miller has previously issued engagement letters to or obtained formal approval from Community's Audit Committee for certain services. These services are summarized below.

             Fees Billed By Independent Certified Public Accountants

Community's principal accountants billed the following fees in the last two fiscal years:

                                                                   Audit-
               Year                                Audit (1)     Related (2)      Tax (3)        All Other Fees
               ----                                ---------    -------------     -------        --------------
                                                    PricewaterhouseCoopers LLP
               ------------------------------------------------------------------------------------------------------
               2003                                $    9,452       $  21,985       $  28,199            ---

                                                    Beard Miller Company LLP
               ------------------------------------------------------------------------------------------------------
               2003                                $  115,967       $   8,195       $     425            ---
               2004                                   139,990          19,062          10,713            ---

     (1) Includes professional services rendered for the audit of Community's annual financial statements and review of financial statements included in Forms 10-Q, FDICIA attestation, Sarbanes Oxley attestation and out-of-pocket expenses.
     (2) Includes separate audit reports on subsidiaries of Community and assistance on matters of accounting and due diligence related to proposed acquisitions.
     (3) Includes the review of state and federal tax returns and assistance with various tax matters.

                                     PART IV

Item 15.  Exhibits, Financial Statements Schedules:
---------------------------------------------------

(a) The following documents are filed as part of this report.
     1. Financial Statements - The following consolidated financial statements of Community Banks, Inc. and Subsidiaries are incorporated herein by reference in response to Item 8 above:

     (i)  Consolidated Balance Sheets at December 31, 2004 and 2003
     (ii) Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002
     (iii)Consolidated  Statements  of Changes in  Stockholders'  Equity for the
          Years  Ended  December  2004,   2003,  and  2002.
     (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.
     (v)  Notes to Consolidated Financial Statements
     (vi) Report of Beard Miller Company LLP, Independent Registered Public Accounting Firm

     2. Financial Statements Schedules - All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

     3.   Exhibits

     2.1 Agreement and Plan of Reorganization, dated November 7, 2000, among Community Banks, Inc.; The Peoples State Bank; and The Glen Rock State Bank, not including schedules. Community will furnish the omitted schedules to the Securities and Exchange Commission upon request. (Incorporated by reference to Exhibit 2 to Community's registration statement on Form S-4, filed on January 17, 2001)
     2.2 Merger agreement between PennRock Financial Services Corp. and Community Banks, Inc., dated November 16, 2004, not including schedules. Community will furnish the omitted schedules to the
          Securities and Exchange Commission upon request. (Incorporated by reference to Exhibit 10.1 to Community's Current Report on Form 8-K, filed with the Commission on November 22, 2004)
     3(i) Amended  Articles  of  Incorporation  (Incorporated  by  reference  to
          Exhibit 3.1, attached to Community's registration on Form 8-A, filed on May 13, 2002)
     3(ii)Amended By-Laws  (Incorporated  by reference to Exhibit 3.2,  attached to Community's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 15, 2003)
     4 Instruments defining the rights of the holders of trust capital securities and sold by Community in December 2002 and in December 2003 are not attached, as the amount of such securities is less than 10% of the consolidated assets of Community and its subsidiaries, and the securities have not been registered. Community agrees to provide copies of such instruments to the SEC upon request.
     10.1 2000  Directors'  Stock  Option  Plan,  incorporated  by  reference to
          Exhibit 4 to Community's registration on Form S-8, filed on May 17, 2000 (Incorporated by reference to Exhibit 10.1 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
     10.2 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 4 to Community's registration on Form S-8 filed on June 18, 1998 (Incorporated by reference to Exhibit 10.2 to Community's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 28, 2003)
     10.3 Form of Stock Option Agreement - Directors Stock Option Plan (Incorporated by reference to 10.3 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
     10.4 Form of Stock Option Agreement - Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
     10.5 Employment Agreement for Eddie L. Dunklebarger (Incorporated by reference to Exhibit 10.1 to Community's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 9, 2004)*
     10.6 Employment  Agreement for Donald F. Holt (Incorporated by reference to
          Exhibit 10.2 to Community's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 9, 2004)*
     10.7 Employment Agreement for Robert W. Lawley (Incorporated by reference to Exhibit 10.3 to Community's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 9, 2004)*
     10.8 Employment  Agreement for Anthony N. Leo (Incorporated by reference to
          Exhibit 10.4 to Community's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 9, 2004)*
     10.9 Employment Agreement for Jeffrey M. Seibert (Incorporated by reference to Exhibit 10.5 to Community's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 9, 2004)*

     10.10Amended  and  Restated  Salary  Continuation  Agreement  of  Eddie  L.
          Dunklebarger (Incorporated by reference to Exhibit 10.1 to Community's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004)*
     10.11Salary  Continuation  Agreement  of Donald F.  Holt  (Incorporated  by
          reference to Exhibit 10.2 to Community's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004)*
     10.12Amended  and  Restated  Salary  Continuation  Agreement  of  Robert W.
          Lawley (Incorporated by reference to Exhibit 10.3 to Community's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004)*
     10.13Amended and Restated Salary  Continuation  Agreement of Anthony N. Leo
          (Incorporated by reference to Exhibit 10.4 to Community's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004)*
     10.14Amended  and  Restated  Salary  Continuation  Agreement  of Jeffrey M.
          Seibert (Incorporated by reference to Exhibit 10.5 to Community's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004)*
     10.15Rights Agreement  between  Community Banks,  Inc. and Community Banks, dated February 28, 2002 (Incorporated by reference to Exhibit 1 to Community's registration on Form 8-A, filed on February 27, 2002)
     10.16Community  Banks,  Inc.  401(k) Plan  (Incorporated  by  reference  to
          Exhibit 10.15 to Community's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003)
     10.17Survivor  Income  Agreement,  with Split Dollar Addendum  thereto,  of
          Eddie L. Dunklebarger (Incorporated by reference to Exhibit to 3.2, attached to Community's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
     10.18Survivor  Income  Agreement,  with Split Dollar Addendum  thereto,  of
          Donald F. Holt (Incorporated by reference to Exhibit to 10.6, attached to Community's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)*
     10.19Survivor  Income  Agreement,  with Split Dollar Addendum  thereto,  of
          Robert W. Lawley (Incorporated by reference to Exhibit to 3.2, attached to Community's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
     10.20Survivor  Income  Agreement,  with Split Dollar Addendum  thereto,  of
          Anthony N. Leo (Incorporated by reference to Exhibit to 3.2, attached to Community's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
     10.21Survivor  Income  Agreement,  with Split Dollar Addendum  thereto,  of
          Jeffrey M. Seibert (Incorporated by reference to Exhibit to 3.2, attached to Community's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
     21   Subsidiaries of the Registrant (See Item 1, page #3)
     23.1 Consent of Independent Registered Public Accounting Firm - Beard Miller Company LLP
     23.2 Consent  of   Independent   Registered   Public   Accounting   Firm  -
          PricewaterhouseCoopers LLP   31.1   Rule    13a-14(a)/15d-14(a)
          Certification (Chief Executive Officer)
     31.2 Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
     32.1 Section 1350 Certification (Chief Executive Officer)
     32.2 Section 1350 Certification (Chief Financial Officer)
     99 Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

          * identifies a management contract or compensatory plan or arrangement

     (b)Exhibits - The exhibits required to be filed as part of this report are submitted as a separate section of this report.

     (c)Financial Statements Schedules - None required.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Community Banks, Inc.

                         By: /S/ (Eddie L. Dunklebarger)
                            ----------------------------
                             (Eddie L. Dunklebarger)
     Chairman of the Board, President, Chief Executive Officer and Director

Date:  March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/     (Donald F. Holt)         Ex. Vice President and                                  3/9/05
-------------------------------- Chief Financial Officer
        (Donald F. Holt)        (Principal Accounting Officer)

/S/     (Ronald E. Boyer)        Director                                                3/9/05
--------------------------------
        (Ronald E. Boyer)

/S/     (Samuel E. Cooper)       Director                                                3/9/05
--------------------------------
        (Samuel E. Cooper)

/S/     (Peter DeSoto)           Director                                                3/9/05
--------------------------------
        (Peter DeSoto)

/S/     (Thomas W. Long)         Director                                                3/9/05
--------------------------------
        (Thomas W. Long)

/S/     (Donald L. Miller)       Director                                                3/9/05
--------------------------------
        (Donald L. Miller)

/S/     (Thomas L. Miller)       Director                                                3/9/05
--------------------------------
        (Thomas L. Miller)

/S/     (Earl L. Mummert)        Director                                                3/9/05
--------------------------------
        (Earl L. Mummert)

/S/     (Wayne H. Mummert)       Director                                                3/9/05
--------------------------------
        (Wayne H. Mummert)

/S/     (Scott J. Newkam)        Director                                                3/9/05
--------------------------------
        (Scott J. Newkam)

/S/     (Robert W. Rissinger)    Director                                                3/9/05
--------------------------------
        (Robert W. Rissinger)

/S/     (Allen Shaffer)          Director                                                3/9/05
--------------------------------
        (Allen Shaffer)

/S/     (John W. Taylor, Jr.)    Director                                                3/9/05
--------------------------------
        (John W. Taylor, Jr.)

/S/     (James A. Ulsh)          Director                                                3/9/05
--------------------------------
        (James A. Ulsh)