Form 10-Q
period 2005-03-31
COMMUNITY BANKS INC /PA/
filed 2005-05-10
CIK 714710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                     0-15786
                                     -------
                            (Commission File Number)


                              COMMUNITY BANKS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


            PENNSYLVANIA                              23-2251762
        ----------------------           ---------------------------------------
       (State of incorporation)          (I.R.S. Employer Identification Number)

   750 East Park Dr., Harrisburg, PA                       17111
------------------------------------------              ----------
(Address of principal executive offices)                (Zip Code)

                                 (717) 920-1698
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X             No
   ------------         ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     X             No
   ------------         ------------


                Number of shares outstanding as of April 30, 2005

 CAPITAL STOCK-COMMON                                           12,370,000
 --------------------                                       ------------------
   (Title of Class)                                        (Outstanding Shares)

                     COMMUNITY BANKS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX



         PART I - Financial Information                                                                            Page

         Item 1.     Financial Statements

              Consolidated Interim Balance Sheets                                                                     3
              Consolidated Interim Statements of Income                                                               4
              Consolidated Interim Statements of Changes in Stockholders' Equity                                      5
              Consolidated Interim Statements of Cash Flows                                                           6
              Notes to Consolidated Interim Financial Statements                                                 7 - 10

         Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                                    11 - 18

         Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                      19

         Item 4.     Controls and Procedures                                                                         20


         PART II - Other Information

         Item 1.     Legal Proceedings                                                                               21

         Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                                     21

         Item 3.     Defaults Upon Senior Securities                                                                 21

         Item 4.     Submission of Matters to a Vote of Security Holders                                             21

         Item 5.     Other Information                                                                               21

         Item 6.     Exhibits                                                                                        21


         SIGNATURES                                                                                                  22


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands except per share data)

                                                                                March 31,                December 31,
                                                                                  2005                       2004
                                                                           --------------------       --------------------
      ASSETS                                                                   (Unaudited)

      Cash and due from banks                                              $            38,030        $           43,486
      Federal funds sold                                                                56,669                       ---
                                                                           --------------------       --------------------
         Cash and cash equivalents                                                      94,699                    43,486
      Interest-bearing deposits in other banks                                             611                     1,787
      Investment securities, available for sale                                        590,545                   619,110
      Loans held for sale                                                                2,410                     1,505
      Loans, net of allowance for loan losses of $14,754 and $14,421                 1,231,150                 1,201,530
      Premises and equipment, net                                                       25,552                    25,517
      Accrued interest receivable and other assets                                      67,686                    61,864
                                                                           --------------------       --------------------
               Total assets                                                $         2,012,653        $        1,954,799
                                                                           ====================       ====================

      LIABILITIES

      Deposits
         Non-interest bearing                                              $           192,410        $          184,359
         Interest bearing                                                            1,155,840                 1,121,178
                                                                           --------------------       --------------------
               Total deposits                                                        1,348,250                 1,305,537
      Short-term borrowings                                                             38,217                    47,116
      Long-term debt                                                                   427,942                   404,662
      Subordinated debt                                                                 30,928                    30,928
      Accrued interest payable and other liabilities                                    15,558                    14,215
                                                                           --------------------       --------------------
               Total liabilities                                                     1,860,895                 1,802,458
                                                                           --------------------       --------------------

      STOCKHOLDERS' EQUITY

      Preferred stock, no par value; 500,000 shares
        authorized; no shares issued and outstanding                                       ---                       ---
      Common stock-$5.00 par value; 20,000,000 shares
        authorized;  12,421,000 shares issued                                           62,103                    62,107
      Surplus                                                                           73,374                    73,304
      Retained Earnings                                                                 21,229                    18,134
      Accumulated other comprehensive income (loss),
        net of tax                                                                      (2,350)                    3,211
      Treasury stock; 109,000 and 185,000 shares, at cost                               (2,598)                   (4,415)
                                                                           --------------------       --------------------
              Total stockholders' equity                                               151,758                   152,341
                                                                           --------------------       --------------------
              Total liabilities and stockholders' equity                   $         2,012,653        $        1,954,799
                                                                           ====================       ====================

The accompanying notes are an integral part of the consolidated interim financial statements.


Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share data)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                     2005               2004
                                                                                ---------------------------------
   INTEREST INCOME:
      Loans, including fees                                                     $      19,058       $     16,658
      Investment securities:
          Taxable                                                                       4,249              4,562
          Tax exempt                                                                    2,184              2,195
          Dividends                                                                       541                552
     Other                                                                                151                 13
                                                                                ---------------     -------------
          Total interest income                                                        26,183             23,980
                                                                                ---------------     -------------

   INTEREST EXPENSE:
      Deposits                                                                          6,060              5,458
      Short-term borrowings                                                               157                124
      Long-term debt                                                                    4,817              4,581
      Subordinated debt                                                                   459                378
                                                                                ---------------     -------------
          Total interest expense                                                       11,493             10,541
                                                                                ---------------     -------------
          Net interest income                                                          14,690             13,439
   Provision for loan losses                                                              550                850
                                                                                ---------------     -------------
          Net interest income after provision for loan losses                          14,140             12,589
                                                                                ---------------     -------------

   NON-INTEREST INCOME:
      Investment management and trust services                                            414                267
      Service charges on deposit accounts                                               1,793              1,405
      Other service charges, commissions and fees                                       1,010                902
      Investment security gains                                                            51              1,332
      Insurance premium income and commissions                                            902                654
      Mortgage banking activities                                                         515                627
      Earnings on investment in life insurance                                            399                365
      Other                                                                               126                 71
                                                                                ---------------     -------------
          Total non-interest income                                                     5,210              5,623
                                                                                ---------------     -------------

   NON-INTEREST EXPENSES:
      Salaries and employee benefits                                                    7,293              6,835
      Net occupancy                                                                     2,148              2,033
      Marketing expense                                                                   445                420
      Telecommunications expense                                                          304                317
      Other                                                                             2,469              2,278
                                                                                ---------------     -------------
          Total non-interest expenses                                                  12,659             11,883
                                                                                ---------------     -------------

          Income before income taxes                                                    6,691              6,329
   Income taxes                                                                         1,204              1,154
                                                                                ---------------     -------------
          Net income                                                            $       5,487       $      5,175
                                                                                ===============     =============

   CONSOLIDATED PER SHARE DATA:
      Basic earnings per share                                                  $        0.45       $       0.42
      Diluted earnings per share                                                $        0.44       $       0.41
      Dividends declared                                                        $        0.17       $       0.16

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2005 and 2004
(Unaudited: Dollars in Thousands)


                                                                                            Accumulated
                                                                                               Other
                                     Outstanding        Common                   Retained  Comprehensive   Treasury         Total
                                       Shares            Stock       Surplus     Earnings   Income(Loss)    Stock          Equity
                                     ------------    ---------------------------------------------------------------    ------------
Balance, January 1, 2004                11,648       $   59,256   $   57,563  $    24,297  $    6,596   $    (4,306)     $  143,406
Comprehensive income:
    Net income                                                                      5,175                                     5,175
    Unrealized loss on securities,
        net of reclassification
        adjustment and tax effect                                                               4,008                         4,008
                                                                                                                        ------------
    Total comprehensive income                                                                                                9,183
Cash dividends                                                                     (1,989)                                   (1,989)
5% stock dividend                          592            2,954       15,127      (18,110)                                      (29)
Purchases of treasury
stock                                      (25)                                                                (747)           (747)
Exercise of common stock options
    and issuances under stock
    purchase plan                           63              (89)                   (1,400)                    2,020             531
Tax benefits from employee stock
    transactions                                                         149                                                    149
                                     ------------    ---------------------------------------------------------------    ------------

Balance, March 31, 2004                 12,278       $   62,121   $   72,839  $     7,973  $   10,604   $    (3,033)     $  150,504
                                     ============    ===============================================================    ============




Balance, January 1, 2005                12,236       $   62,107   $   73,304  $    18,134  $    3,211   $    (4,415)     $  152,341
Comprehensive income (loss):
    Net income                                                                      5,487                                     5,487
    Unrealized loss on securities,
      net of reclassification
      adjustment and tax effect                                                                (5,471)                       (5,471)
    Change in unfunded pension
      liability, net of tax                                                                       (90)                          (90)
                                                                                                                        ------------
    Total comprehensive income (loss)                                                                                           (74)
Cash dividends                                                                     (2,093)                                   (2,093)
Exercise of common stock options
    and issuances under stock
    purchase plan                           76               (4)                     (299)                    1,817           1,514
Tax benefits from employee stock
    transactions                                                          70                                                     70
                                     ------------    ---------------------------------------------------------------    ------------

Balance, March 31, 2005                 12,312       $   62,103   $   73,374  $    21,229  $    (2,350)  $   (2,598)     $  151,758
                                     ============    ===============================================================    ============

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                   -----------------------------------------
                                                                                         2005                    2004
                                                                                   -----------------------------------------
    Operating Activities:
       Net income                                                                  $           5,487       $          5,175
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Provision for loan losses                                                                 550                    850
       Depreciation and amortization                                                             840                    815
       Net amortization of securities                                                            281                    296
       Realized gains on sales of available-for-sale securities, net                             (51)                (1,332)
       Loans originated for sale                                                              (1,974)                (5,492)
       Proceeds from sales of loans held for sale                                              1,115                  6,812
       Gains on loan sales                                                                       (47)                  (209)
       Earnings on investment in life insurance                                                 (399)                  (365)
       Net change in other assets                                                             (2,294)                  (206)
       Net change in accrued interest payable and other liabilities                            1,205                 (1,146)
       Tax benefits from employee stock transactions                                              70                    149
                                                                                   ------------------      -----------------
           Net cash provided by operating activities                                           4,783                  5,347
                                                                                   ------------------      -----------------

    Investing Activities:
       Net change in interest-bearing deposits in other banks                                  1,175                    764
       Activity in available-for-sale securities:
         Sales                                                                                14,678                 11,915
         Maturities, prepayments and calls                                                    16,773                 64,844
         Purchases                                                                           (11,722)              (137,404)
       Net increase in total loans                                                           (30,234)               (34,143)
       Investment in life insurance                                                              ---                 (5,000)
       Net additions to premises and equipment                                                  (755)                (1,528)
                                                                                   ------------------      -----------------
           Net cash used by investing activities                                             (10,085)              (100,552)
                                                                                   ------------------      -----------------

    Financing Activities:
       Net increase in deposits                                                               42,713                 51,725
       Net change in short-term borrowings                                                    (8,899)                37,243
       Proceeds from issuance of long-term debt                                               25,000                    ---
       Repayment of long-term debt                                                            (1,720)               (11,672)
       Cash dividends and cash paid in lieu of fractional shares                              (2,093)                (2,018)
       Purchases of treasury stock                                                               ---                   (747)
       Proceeds from issuance of common stock                                                  1,514                    531
                                                                                   ------------------      -----------------
           Net cash provided by financing activities                                          56,515                 75,062
                                                                                   ------------------      -----------------

           Net change in cash and cash equivalents                                            51,213                (20,143)

    Cash and cash equivalents at beginning of period                                          43,486                 59,887
                                                                                   ------------------      -----------------
    Cash and cash equivalents at end of period                                     $          94,699       $         39,744
                                                                                   ==================      =================

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

Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2004.

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

Statement of Cash Flows - Cash and cash equivalents include cash and due from banks and federal funds sold. In 2004, $25 million of maturing long-term FHLB advances were repaid through short-term borrowings with the FHLB.

Stock-Based Compensation - Community has a stock-based compensation plan and accounts for this plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Community had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except per share data).

                                                                       Three Months Ended
                                                                             March 31,
                                                                       2005            2004
                                                                   ---------------------------

         Net income, as reported                                   $    5,487      $    5,175
         Deduct:  Total stock-based compensation
           expense determined under fair value based
           method for all awards, net of related tax effect              (776)           (322)
                                                                   -----------     -----------

         Pro forma net income                                      $    4,711      $    4,853
                                                                   ===========     ===========

         Earnings per share:
           Basic - as reported                                     $     0.45      $     0.42
           Basic - pro forma                                       $     0.38      $     0.40

           Diluted - as reported                                   $     0.44      $     0.41
           Diluted - pro forma                                     $     0.37      $     0.38

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)


In late 2004, SFAS No. 123 was replaced by the issuance of Statement No. 123(R), "Share-Based Payment." Community is currently evaluating the various provisions of SFAS 123(R) and the optional transition methods that may be applied when adopting this new accounting standard. It is expected that Community will adopt the modified prospective method on January 1, 2006. Total stock-based compensation expense, net of related tax effects, for existing option grants will not have a material impact on the financial statements in years beyond 2005. The impact of future option or stock grants is dependent upon the quantity and nature of stock-based compensation Community decides to grant.


Earnings Per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Community relate solely to outstanding stock options, and are determined using the treasury stock method. All share and per share amounts are restated for stock splits and stock dividends that occur prior to the issuance of the financial statements.

Earnings per share for the three months ended March 31 have been computed as follows (in thousands, except per share data):

                                                             ---------------------------
                                                                 2005            2004
                                                             ------------    -----------
        Net income                                           $     5,487     $    5,175
                                                             ============    ===========

        Weighted average shares outstanding  (basic)              12,292         12,271
        Effect of dilutive stock options                             272            382
                                                             ------------    -----------

        Weighted average shares outstanding  (diluted)            12,564         12,653
                                                             ============    ===========

        Per share information:
            Basic earnings per share                         $      0.45     $     0.42
            Diluted earnings per share                              0.44           0.41

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)


Comprehensive Income (Loss) - The components of comprehensive income (loss) and related tax effect for the three months ended March 31 are as follows (in thousands):

                                                              2005              2004
                                                         --------------------------------
              Unrealized holding gains (losses)
                   on available-for-sale securities      $     (8,366)     $      7,498
              Reclassification adjustments for
                    gains included in net income                  (51)           (1,332)
                                                         --------------    --------------
              Net unrealized gains (losses)                    (8,417)            6,166
              Tax effect                                        2,946            (2,158)
                                                         --------------    --------------

                    Net-of-tax amount                          (5,471)            4,008
                                                         --------------    --------------

              Unfunded pension liability                         (138)              ---
              Tax effect                                           48               ---
                                                         --------------    --------------

                   Net-of-tax amount                              (90)              ---
                                                         --------------    --------------
                                                         $     (5,561)     $      4,008
                                                         ==============    ==============



The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows (in thousands):


                                                                              March 31,              December 31,
                                                                                2005                    2004
                                                                         ------------------------------------------
               Net unrealized gain on
                    available-for-sale securities                        $            99        $         8,515
               Tax effect                                                            (35)                (2,980)
                                                                         -------------------    -------------------
                    Net-of-tax amount                                                 64                  5,535
                                                                         -------------------    -------------------

               Unfunded pension liability                                         (3,714)                (3,576)
               Tax effect                                                          1,300                  1,252
                                                                         -------------------    -------------------
                    Net-of-tax amount                                             (2,414)                (2,324)
                                                                         -------------------    -------------------

               Accumulated other comprehensive income (loss)             $        (2,350)       $         3,211
                                                                         ===================    ===================

Recent Accounting Prouncements

SAB 107 - In March 2005, the SEC issued Staff Accounting Bulletin No. 107 )"SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123 (R), and the disclosures in MD&A subsequent to the adoption. Community will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.


Reclassifications - Certain amounts reported in the prior year have been reclassified to conform with the 2005 presentation. These reclassifications did not impact the Corporation's financial condition or results of operations.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)


2.  Allowance for loan losses:
    --------------------------

Changes in the allowance for loan losses are as follows (in thousands):

                                                          Three Months Ended          Year Ended           Three Months Ended
                                                              March 31,               December 31,              March 31,
                                                                 2005                    2004                     2004
                                                       -------------------------    ----------------     ------------------------

          Balance, January 1                             $         14,421             $      13,178          $        13,178
          Provision for loan losses                                   550                     3,100                      850
          Loan charge-offs                                           (460)                   (2,910)                    (450)
          Recoveries                                                  243                     1,053                      284
                                                       -------------------------    ----------------     ------------------------
          Balance, end of period                         $         14,754             $      14,421          $        13,862
                                                       =========================    ================     ========================

The following table summarizes period-end risk elements (in thousands):

                                                            March 31,             December 31,              March 31,
                                                              2005                    2004                    2004
                                                       --------------------      ----------------      ------------------

          Non-accrual loans                              $        5,807            $       5,428           $       7,541
          Foreclosed real estate                                  1,935                    2,094                   2,057
                                                       --------------------      ----------------      ------------------
              Total non-performing assets                         7,742                    7,522                   9,598
          Accruing loans 90 days past due                           ---                      ---                      98
                                                       --------------------      ----------------      ------------------
              Total risk elements                        $        7,742            $       7,522           $       9,696
                                                       ====================      ================      ==================

3.   Guarantees:
     -----------

Community does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Community to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. Community generally holds collateral and/or personal guarantees supporting these commitments. Community had issued $43.8 million and $36.3 million of standby letters of credit as of March 31, 2005 and December 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2005 and December 31, 2004 for guarantees under standby letters of credit issued is not material.


4.   Acquisitions:
     -------------

In November 2004, Community and PennRock Financial Services Corp. (PennRock) announced the signing of a definitive agreement pursuant to which Community and PennRock will combine under Community's charter. PennRock, the parent company of Blue Ball National Bank, is a financial holding company with approximately $1.2 billion in assets. Under the terms of the definitive agreement, each shareholder of PennRock will receive 1.4 shares of Community in exchange for each share of PennRock common stock. Based upon Community's ten-day average share price of $29.85 prior to the announcement, the total purchase price will approximate $340 million. The transaction has received approval from various banking regulators and is in the process of meeting the various requirements necessary for shareholder approval from both organizations. Pending these final approvals, consummation is expected to occur at or near the middle of 2005.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations
---------------------


Overview

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Community. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise indicated. In addition, income statement comparisons are based on the first three months of 2005 compared to the same period of 2004 unless otherwise indicated. Per share and number of share amounts reflect stock splits and dividends.

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

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.    Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
-------------------------------------



SUMMARY OF FINANCIAL RESULTS
----------------------------

Community's earnings per share for the first quarter of 2005 rose to $0.44, an increase of over 7% from the prior year's first quarter, while net income reached $5.5 million. Results for the first quarter of 2004 reflected earnings per share of $0.41 and net income of $5.2 million. Previously-reported 2004 results had included $1.3 million of pretax gains from the sale of investments, primarily bank equity securities, while 2005 results included only modest gains from investment sales. Results in the first quarter of 2005 produced a return on average assets of 1.12% and a return on average equity of 14.23%.

The improvement in earnings during the quarter was especially significant considering the favorable trends reported in many of the key measures vital to achieving earnings improvement. Net interest income, the largest single source of revenue in financial institutions, improved nearly 9% when compared to the first quarter of 2004. Net interest margin, a measure of the difference between interest received on earning assets and interest paid on deposits and borrowings, grew to 3.55% from 3.40% a year earlier, a signal that pricing compression may be subsiding. Pricing compression has been a major obstacle to earnings improvement in the last several years as interest rates declined to the lowest levels in over 40 years. At the same time, revenue growth from service and fee income sources continued to be critical to Community's revenue diversification initiatives. Excluding gains from investment transactions, total non-interest income grew by 20% from the first quarter of 2004 as Community continued to fully integrate financial services capabilities from non-bank acquisitions. Non-interest expenses remained under control despite the influence of core banking growth and the impact of acquired businesses on Community's expense structure. The efficiency ratio, expressed as the ratio of operating expenses to tax-equivalent revenues, declined to 58.8%, the third straight quarterly decline in this important ratio. This return to an efficiency ratio more consistent with Community's historical trends suggests that expenses are being well-managed, even with the effect of added expenses from volume increases in both traditional and complementary financial services.

Growth continued to be a hallmark of Community's balance sheet trends as total assets exceeded the $2 billion mark at the end of the first quarter of 2005. Average loan and deposit growth reached 12% and 7%, respectively, when compared to the first quarter of 2004. Importantly, the growth in loans over the last several years has been accompanied by steady improvement in most of the metrics critical to maintaining the highest levels of asset quality in the loan portfolio. Total nonperforming assets to period end loans remained below 1%, at ..62%, while net charge-offs to loans were an almost negligible 0.07% on an annualized basis. Additionally, the coverage ratio of the allowance for credit losses to non-accrual loans was at 254%, substantially the same as the 266% at the end of 2004.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
--------------------------------------



RESULTS OF OPERATIONS
---------------------


Net Interest Income

The following table compares net interest income and net interest margin components between the first three months of 2005 and 2004 (dollars in thousands):

                                                Net Interest Margin - Year to Date
      -------------------------------------------------------------------------------------------------------------------------

                                                          March 31, 2005                            March 31, 2004
      ------------------------------------    ---------------------------------------    --------------------------------------
                                                                FTE          Average                      FTE          Average
                                                             Interest         Rate                     Interest         Rate
                                                Average       Income/        Earned/       Average      Income/        Earned/
                                                Balance       Expense         Paid         Balance      Expense         Paid
      ------------------------------------    ---------------------------------------    --------------------------------------
      Federal funds sold and interest-        $   24,022    $      151          2.55%    $    6,399  $       13           0.82%
            bearing deposits in banks
      Investment securities                      613,074         8,354          5.53%       671,746       8,699           5.21%
      Loans - commercial                         419,713         6,476          6.26%       393,786       5,581           5.70%
            - commercial real estate             362,149         5,593          6.26%       283,302       4,209           5.98%
            - residential real estate             91,326         1,501          6.67%        96,119       1,675           7.01%
            - consumer                           359,770         5,797          6.53%       332,001       5,426           6.57%
      ------------------------------------    ---------------------------------------    --------------------------------------
      Total earning assets                    $1,870,054    $   27,872          6.04%    $1,783,353  $   25,603           5.77%
      ------------------------------------    ---------------------------------------    --------------------------------------

      Deposits - savings and NOW accounts     $  501,945    $    1,313          1.06%    $  457,269  $      889           0.78%
               -  time                           641,767         4,747          3.00%       621,030       4,569           2.96%
      Short-term borrowings                       31,106           157          2.05%        52,020         124           0.96%
      Long-term debt                             425,318         4,817          4.59%       410,148       4,581           4.49%
      Subordinated debt                           30,928           459          6.02%        30,928         378           4.92%
      ------------------------------------    ---------------------------------------    --------------------------------------
      Total interest-bearing liabilities      $1,631,064    $   11,493          2.86%    $1,571,395  $   10,541           2.70%
      ------------------------------------    ----------------------------------------   --------------------------------------

      Interest income to earning assets                                         6.04%                                     5.77%
      Interest expense to paying
      liabilities                                                               2.86%                                     2.70%
      ------------------------------------    ---------------------------------------    --------------------------------------

      Interest spread                                                           3.18%                                     3.07%
      Impact of non-interest funds                                              0.37%                                     0.33%
      ------------------------------------    ---------------------------------------    --------------------------------------
      Net interest margin                                   $   16,379          3.55%                $   15,062           3.40%
      ------------------------------------    --------------=========================    ------------==========================

Interest income totaled $27.9 million in 2005, or 9.0% more than the $25.6 million recorded in 2004. From 2004 to 2005, earning assets grew $87 million, including growth of $128 million in loans. Loan growth continued its trend of recent years of being focused in the commercial and commercial real estate categories accompanied by continued increases in the consumer home equity market. Funding for loan growth came from scheduled runoff in the investment portfolio and by an $84 million increase in total deposits. Growth in earning assets was complemented by an increase of 27 basis points in earning asset yields, from 5.77% in 2004 to 6.04% in 2005, reflecting the trend of increasing interest rates begun in the third and fourth quarters of 2004 pursuant to the reversal of the Fed's accommodative monetary policy.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
--------------------------------------


Interest expense on deposits and borrowings increased from $10.5 million in 2004 to $11.5 million in 2005 as a result of increases in both average rates paid and average balances. The average rate paid on interest-bearing liabilities increased from 2.70% to 2.86%, reflecting the overall increase in rates since 2004. Community's popular Power Checking account offering, which is responsive to customer preferences for liquidity and flexibility, continued to be the primary driver in interest-bearing deposit growth as it increased $65 million from 2004. Short-term borrowings decreased $21 million and long-term debt increased $15 million from 2004. Community has gradually reduced its dependence on selected short term funding sources that are more sensitive to increases in short term interest rates. Long-term borrowings have increased to mitigate the impact of rising rates on funding costs.

As a result of rate trends and other dynamics specific to its balance sheet, Community reported an increase in net interest spread from 3.07% in 2004 to 3.18% in 2005, and an increase in net interest margin from 3.40% to 3.55%. The increase in margin was also linked to the impact of increased contribution from non-interest funding sources, which increased from 0.33% to 0.37%.

Provision for Loan Losses

Community has experienced ongoing stability in its credit quality the last two years, even as dramatic loan growth has occurred. The provision for loan losses decreased from $850 thousand for the three months ended March 31, 2004, to $550 thousand for 2005 and the relationship of the allowance for loan losses to loans declined slightly from 1.19% at December 31, 2004 to 1.18% at March 31, 2005. The provision and the level of the allowance reflect Community's response to changing credit quality patterns and to risks inherent in both seasoned loans and in incremental additions to Community's growing portfolio. Net charge-offs during the first three months of 2005 were $217 thousand, or 0.07% of average loans annualized, compared to $166 thousand, or .06% of average loans in 2004. Non-accrual loans aggregated $5.8 million at March 31, 2005, compared to $7.5 million a year earlier. The ratio of the allowance to non-accrual loans, an important measure of credit quality, was 254% at March 31, 2005, compared to 184% at March 31, 2004.


Non-Interest Income

Excluding investment securities gains, non-interest income for the three months ended March 31, 2005, increased $868 thousand, or 20%, from 2004. Enhancement and expansion of traditional fee-based banking services, coupled with the development of new financial service offerings, have been the catalysts for steady growth in this revenue source.

Investment management and trust services increased 55%, from $267 thousand in 2004 to $414 thousand in 2005, primarily reflecting an increase in income related to the sale of various retail investment products (annuities, brokerage services, mutual funds, etc.).

Revenue from service charges on deposit accounts increased 28%, to $1.8 million, over 2004's $1.4 million, principally due to increased income from Community's "OverdraftHonor" service. Demand deposit customers can now avoid adverse credit implications of an occasional overdraft situation and simultaneously facilitate timely payment of overdraft items. Since its introduction in 2003, OverdraftHonor income has grown as consumers became aware of the benefits of the service, leading to increased utilization that was also influenced by increases in the number of demand deposit accounts.

Other service charges totaled $1.0 million for 2005, an increase of 12% from $902 thousand in 2004. Other service charges include letter of credit fees and interchange fees from Community's ATM network and debit card transactions. The most significant volume of fees in this category relates to interchange fees, but approximately one half of the increase in total income from 2004 is from letter of credit fees, as issued standby letters of credit increased from $36 million in 2004 to $44 million in 2005.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
--------------------------------------


Insurance premiums and commissions include agency-based commissions from commercial and personal lines, fees from credit insurance related to consumer lending, and the revenue from title insurance and settlement activities conducted through Community's title insurance subsidiary. Income reported for 2005 totaled $902 thousand, an increase of $248 thousand over the $654 thousand reported for 2004. The increase was primarily related to agency-based commissions.

Mortgage banking income decreased $112 thousand, or 18%, to $515 thousand for 2005. Mortgage banking activities have been adversely impacted by a steady decline in mortgage refinancing, which had experienced a dramatic upturn for two or three years prior to 2004.

Investment security gains were a negligible $51 thousand for 2005, compared to $1.3 million for 2004. The majority of gains in 2004 related to sales of equity holdings in bank stocks.


Non-Interest Expenses

Total non-interest expenses reached $12.7 million for the three months ended March 31, 2005, a 7% increase from the $11.9 million recorded in 2004.

Salaries and employee benefits totaled $7.3 million for 2005, represented 58% of operating costs, and increased $458 thousand, or 7%, compared to 2004. The increase was affected by the annual merit increase and increased benefit costs among other factors.

Occupancy expenses, marketing expense, telecommunications expense, and other expenses all showed modest changes from 2004 to 2005. Expenses in prior quarters were influenced by additional expenses from the absorption of acquired businesses. Such businesses, the last of which was acquired in October 2003, are becoming fully integrated, resulting in more efficient delivery of financial services.

Income Taxes

Income tax expense for 2005 totaled $1.2 million, resulting in an effective tax rate of 18.0%, compared to 18.2% for 2004. The relative mix of tax exempt to taxable income influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal tax rate for corporations.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
--------------------------------------



FINANCIAL CONDITION
-------------------

The average balance sheets for the three months ended March 31, 2005 and 2004 were as follows (dollars in thousands):

                                                                  March 31,                              Change
                                                      -----------------------------------    --------------------------------
                                                            2005              2004               Volume             %
           ------------------------------------------------------------------------------------------------------------------
           Cash and due from banks                    $       37,994    $        36,065     $        1,929          5%
           Federal funds sold and other                       24,022              6,399             17,623        275%
           Investments                                       613,074            671,746            (58,672)        (9)%
           Loans held for sale                                 1,955              5,786             (3,831)       (66)%
           Loans                                           1,231,192          1,100,432            130,760         12%
           Allowance for loan losses                          14,533             13,484              1,049          8%
           ------------------------------------------------------------------------------------------------------------------
           Net loans                                       1,216,659          1,086,948            129,711         12%
           Goodwill and identifiable intangibles               5,029              4,756                273          6%
           Other assets                                       84,386             85,081               (695)        (1)%
           ------------------------------------------------------------------------------------------------------------------

           Total assets                               $    1,983,119    $     1,896,781     $       86,338          5%
           ==================================================================================================================

           Noninterest-bearing deposits               $      183,048    $       164,295     $       18,753         11%
           Interest-bearing deposits                       1,143,712          1,078,299             65,413          6%
           Short-term borrowings                              31,106             52,020            (20,914)       (40)%
           Long-term debt                                    425,318            410,148             15,170          4%
           Subordinated debt                                  30,928             30,928                ---        ---
           Other liabilities                                  12,612             13,783             (1,171)        (9)%
           ------------------------------------------------------------------------------------------------------------------

           Total liabilities                               1,826,724          1,749,473             77,251          4%
           ------------------------------------------------------------------------------------------------------------------

           Stockholders' equity                              156,395            147,308              9,087          6%
           ------------------------------------------------------------------------------------------------------------------

           Total liabilities and stockholders' equity $    1,983,119    $     1,896,781     $       86,338          5%
           ==================================================================================================================




Average loans reached $1.2 billion for the three months ended March 31, 2005, a 12% increase over the $1.1 billion of average loans recorded for the three months ended March 31, 2004. The following table provides a summary of the changes in the various categories of loans (dollars in thousands):

                                                                                                   Change
                                                          2005              2004           Amount            %
               ------------------------------------------------------------------------------------------------------
               Commercial                           $        419,713  $       393,786   $      25,927        7%
               Commercial real estate                        362,149          283,302          78,847       28%
               Residential real estate                        91,326           97,784          (6,458)      (7)%
               Consumer                                      358,004          325,560          32,444       10%
               ------------------------------------------------------------------------------------------------------
                    Total                           $      1,231,192  $     1,100,432   $     130,760       12%
               ======================================================================================================

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
--------------------------------------

Community has consistently made efforts to position itself to ensure its ability to compete with large and small competitors alike and has improved its
visibility  within  its  core  markets,   particularly  in  the  commercial  and
commercial real estate sectors. The addition of experienced lenders with long-term ties to the business communities in these markets has enhanced
Community's profile and increased its access to commercial lending opportunities. As a result, Community increased its commercial and commercial real estate portfolios by nearly $105 million on an aggregate basis. Commercial lending activity continues to be driven almost exclusively by in-market transactions.

Significant growth, totalling $32 million, also occurred in consumer lending, particularly in home equity lending. During 2004, promotions for revolving home equity lines of credit with preferential terms generated substantial increases in consumer lending opportunities and expansion of customer relationships. Increases in the volume of home equity loans with specific terms were also noted.

Residential real estate lending, primarily loans to single-family creditors, continues its decline as a result of the accessibility of secondary market liquidity through mortgage banking activities. Community-based banks continue to provide a convenient avenue for consumers to access funding for residential lending, but most fixed-rate, conforming mortgages continue to be sold in the secondary market. This strategy has reduced the interest rate risk associated with consumer preferences for long-term, fixed rate lending, and continues to provide valuable liquidity for other forms of relationship lending.


Deposit balances remain the primary source of funding and Community recognized growth of nearly 7%, as indicated by the following summary of average balances for the three months ended March 31 (dollars in thousands):


                                                                                                  Change
                                                           2005             2004           Amount           %
                    ------------------------------------------------------------------------------------------------
                    Demand                            $       183,048  $       164,295  $     18,753        11%
                    Savings & NOW accounts                    501,945          457,269        44,676        10%
                    Time                                      528,686          501,571        27,115         5%
                    Time $100,000 or more                     113,081          119,459        (6,378)       (5)%
                    ------------------------------------------------------------------------------------------------
                                                      $     1,326,760  $     1,242,594  $     84,166         7%
                    ================================================================================================


Deposit growth occurred primarily in savings and NOW deposits; more specifically Community's Power Checking account, which utilizes characteristics of both a money market and checking account. Balances grew steadily throughout 2004. At the same time, longer term time deposit trends were stable. More recent trends continue to reflect consumer preferences for liquidity, though activity in longer term certificates of deposit has begun to emerge.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
and Results of Operations (continued)
--------------------------------------

Capital

Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. Regulatory capital guidelines are based on a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. The following table provides the risk-based capital positions of Community and its banking subsidiary, Community Banks, at March 31, 2005, along with a comparison to the various current regulatory capital requirements:


                                                                        March 31,        Regulatory         "Well
                                                                          2005            Minimum       Capitalized"
                                                                    ---------------------------------------------------
                   Leverage ratio
                   --------------
                       Community Banks, Inc.                               8.9%              4%              n/a
                       Community Banks                                     8.4%              4%              5%

                   Tier 1 capital ratio
                   --------------------
                       Community Banks, Inc.                              11.6%              4%              n/a
                       Community Banks                                    10.9%              4%              6%

                   Total risk-based capital ratio
                   ------------------------------
                       Community Banks, Inc.                              12.5%              8%              n/a
                       Community Banks                                    11.9%              8%              10%

At March 31, 2005, total stockholders' equity reflected accumulated other comprehensive loss of $2.4 million compared to accumulated other comprehensive income of $3.2 million at December 31, 2004. This decrease can be attributed to the change in the unrealized gain on investment securities available for sale, net of taxes.

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

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at March 31, 2005.

           Interest Rate Sensitivity
           -----------------------------------------------------------------------------------------------------------------
                                                    1-90          90-180         180-365         1 year or
           Dollars in thousands                     days           days           days             more            Total
           -----------------------------------------------------------------------------------------------------------------

           Assets
           Federal funds sold                   $      56,669  $         ---  $         ---   $         ---  $      56,669
           Interest-bearing deposits in other
               banks                                      611            ---            ---             ---            611
           Loans held for sale                            ---            ---            ---           1,919          1,919
           Investment securities                      103,208         24,036         29,520         433,781        590,545
           Loans((1))                                 477,089         61,243         99,941         607,631      1,245,904
           -----------------------------------------------------------------------------------------------------------------
           Earning assets                             637,577         85,279        129,461       1,043,331      1,895,648
           Non-earning assets                             492            ---            ---         116,513        117,005
           -----------------------------------------------------------------------------------------------------------------
           Total assets                         $     638,069  $      85,279  $     129,461   $   1,159,844  $   2,012,653
           -----------------------------------------------------------------------------------------------------------------
           Liabilities
           Savings                              $     207,269  $         ---  $         ---   $     299,976  $     507,245
           Time                                        71,213         67,211        101,318         295,916        535,658
           Time in denominations of $100,000
               or more                                 19,495         13,625         21,026          58,791        112,937
           Short-term borrowings                       38,217            ---            ---             ---         38,217
           Long-term debt                              11,732          1,744         28,526         385,940        427,942
           Subordinated debt                           23,196            ---            ---           7,732         30,928
           -----------------------------------------------------------------------------------------------------------------
           Interest bearing liabilities               371,122         82,580        150,870       1,048,355      1,652,927
           Other liabilities and equity                 5,856          5,856         11,712         336,302        359,726
           -----------------------------------------------------------------------------------------------------------------
           Total liabilities and equity         $     376,978  $      88,436  $     162,582   $   1,384,657  $   2,012,653
           -----------------------------------------------------------------------------------------------------------------

    (1) Includes non-accrual loans.


        Interest Sensitivity GAP
        ---------------------------------------------------------------------------------------------------
                                                  1-90           90-180         180-365       1 year or
        Dollars in thousands                      days            days            days           more
        ---------------------------------------------------------------------------------------------------

        Periodic                             $     261,091   $      (3,157)  $    (33,121)   $   (224,813)
        Cumulative                                                 257,934        224,813             ---
        Cumulative GAP as a percentage
            of total assets                         12.97%          12.82%         11.17%              0%


The 11.2% positive GAP between interest-earning assets and interest-bearing liabilities maturing or repricing within one year at March 31, 2005, was comparable to the 10.3% GAP at December 31, 2004.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4.  Controls and Procedures
-----------------------------------------

Under the supervision and with the participation of Community's management, including its Chief Executive Officer and Chief Financial Officer, Community has evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Community's disclosure controls and procedures are adequate and effective to ensure that material information relating to Community and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared. There have not been any changes in Community's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Community's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

No shares were purchased during the first quarter of 2005 as part of Community's Share Repurchase Program.

Item 3 - Defaults Upon Senior Securities
----------------------------------------

          Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          Not applicable.

Item 5 - Other Information
--------------------------

          Not applicable.

Item 6 - Exhibits
-----------------


          2 Merger agreement between PennRock Financial Services Corp. and Community Banks, Inc., dated November 16, 2004, not including schedules. Community will furnish the omitted schedules to the Securities and Exchange Commission upon request. (Incorporated by reference to Exhibit 10.1 to Community's Current Report on Form 8-K, filed with the Commission on November 22, 2004)
          3.1 Amended Articles of Incorporation (Incorporated by reference to filed on May 13, 2002)
          3.2 Amended By-Laws (Incorporated by reference to Exhibit 3.2, attached to Community's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 15, 2003)
          4 Instruments defining the rights of the holders of trust capital securities sold by Community in December 2002 and in December 2003 are not attached, as the amount of such securities is less than 10% of the consolidated assets of Community and its subsidiaries, and the securities have not been registered. Community agrees to provide copies of such instruments to the SEC upon request.
          31.1 Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
          31.2 Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
          32.1 Section 1350 Certification (Chief Executive Officer)
          32.2 Section 1350 Certification (Chief Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              COMMUNITY BANKS, INC.
                                  (Registrant)

Date      May 10, 2005                           /s/ Eddie L. Dunklebarger
    ---------------------------                  -------------------------------
                                                     Eddie L. Dunklebarger
                                                     Chairman and President
                                                    (Chief Executive Officer)

Date      May 10, 2005                           /s/ Donald F. Holt
    ---------------------------                  -------------------------------
                                                     Donald F. Holt
                                                     Executive Vice President
                                                    (Chief Financial Officer)