Form 10-Q
period 2005-06-30
COMMUNITY BANKS INC /PA/
filed 2005-08-09
CIK 714710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

0-15786
(Commission File Number)

COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2251762
(State of incorporation)	(I.R.S. Employer Identification Number)

750 East Park Dr., Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

(717) 920-1698
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	X	No

 Number of shares outstanding as of July 31, 2005

CAPITAL STOCK-COMMON	23,283,000
(Title of Class)	(Outstanding Shares)

COMMUNITY BANKS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands except per share data)

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)

Cash and due from banks	$41,202	$43,486
Interest-bearing deposits in other banks	13,102	1,787
Investment securities, available for sale	563,306	619,110
Loans held for sale	1,517	1,505
Loans, net of allowance for loan losses of $15,383 and $14,421	1,269,305	1,201,530
Premises and equipment, net	27,375	26,369
Accrued interest receivable and other assets	66,925	61,012
Total assets	$1,982,732	$1,954,799

LIABILITIES

Deposits
Non-interest bearing	$189,388	$184,359
Interest bearing	1,193,478	1,121,178
Total deposits	1,382,866	1,305,537
Short-term borrowings	40,576	47,116
Long-term debt	356,210	404,662
Subordinated debt	30,928	30,928
Accrued interest payable and other liabilities	18,570	14,215
Total liabilities	1,829,150	1,802,458

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; 500,000 shares
authorized; no shares issued and outstanding	---	---
Common stock-$5.00 par value; 50,000,000 shares
authorized; 12,421,000 shares issued	62,103	62,107
Surplus	73,408	73,304
Retained Earnings	17,505	18,134
Accumulated other comprehensive income,
net of tax	1,559	3,211
Treasury stock; 42,000 and 185,000 shares, at cost	(993)	(4,415)
Total stockholders’ equity	153,582	152,341
Total liabilities and stockholders’ equity	$1,982,732	$1,954,799

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST INCOME:
Loans, including fees	$19,987	$16,996	$39,045	$33,654
Investment securities:
Taxable	4,011	5,091	8,260	9,653
Tax exempt	2,204	2,258	4,388	4,453
Dividends	605	511	1,146	1,063
Other	583	26	734	39
Total interest income	27,390	24,882	53,573	48,862

INTEREST EXPENSE:
Deposits	6,901	5,675	12,961	11,133
Short-term borrowings	200	198	357	322
Long-term debt	4,885	4,428	9,702	9,009
Subordinated debt	495	377	954	755
Total interest expense	12,481	10,678	23,974	21,219
Net interest income	14,909	14,204	29,599	27,643
Provision for loan losses	750	750	1,300	1,600
Net interest income after provision for loan losses	14,159	13,454	28,299	26,043

NON-INTEREST INCOME:
Investment management and trust services	531	409	945	676
Service charges on deposit accounts	2,028	1,707	3,821	3,112
Other service charges, commissions and fees	934	775	1,944	1,677
Investment security gains	167	844	218	2,176
Insurance premium income and commissions	880	1,025	1,782	1,679
Mortgage banking activities	548	828	1,063	1,455
Earnings on investment in life insurance	355	412	754	777
Other	155	156	281	227
Total non-interest income	5,598	6,156	10,808	11,779

NON-INTEREST EXPENSES:
Salaries and employee benefits	7,436	7,041	14,729	13,876
Net occupancy	2,199	2,072	4,424	4,178
Merger, conversion and restructuring expenses	7,957	---	7,957	---
Marketing expense	466	869	911	1,289
Telecommunications expense	257	344	561	661
Other	2,831	2,636	5,223	4,841
Total non-interest expenses	21,146	12,962	33,805	24,845

Income (loss) before income taxes	(1,389)	6,648	5,302	12,977
Income taxes	(250)	1,211	954	2,365
Net income (loss)	$(1,139)	$5,437	$4,348	$10,612

CONSOLIDATED PER SHARE DATA
Basic earnings (loss) per share	$(0.09)	$0.45	$0.35	$0.87
Diluted earnings (loss) per share	$(0.09)	$0.43	$0.35	$0.84
Dividends declared	$0.19	$0.17	$0.36	$0.33

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005 and 2004
(Unaudited: Dollars in Thousands)

	Outstanding	Common		Retained	Accumulated Other Comprehensive Income	Treasury	Total
	Shares	Stock	Surplus	Earnings	(Loss)	Stock	Equity
Balance, January 1, 2004	11,648	$59,256	$57,563	$24,297	$6,596	$(4,306)	$143,406
Comprehensive income (loss):
Net income				10,612			10,612
Unrealized loss on securities, net of reclassification adjustment and tax effect					(12,203)		(12,203)
Total comprehensive income (loss)							(1,591)
Cash dividends				(4,065)			(4,065)
5% stock dividend	584	2,949	15,103	(18,110)			(58)
Purchases of treasury stock	(102)					(3,036)	(3,036)
Exercise of common stock options and issuances under stock purchase plan	82	(97)		(1,432)		2,450	921
Tax benefits from employee stock transactions			558				558

Balance, June 30, 2004	12,212	$62,108	$73,224	$11,302	$(5,607)	$(4,892)	$136,135

Balance, January 1, 2005	12,236	$62,107	$73,304	$18,134	$3,211	$(4,415)	$152,341
Comprehensive income (loss):
Net income				4,348			4,348
Unrealized loss on securities, net of reclassification adjustment and tax effect					(1,562)		(1,562)
Change in unfunded pension liability, net of tax					(90)		(90)
Total comprehensive income							2,696
Cash dividends				(4,444)			(4,444)
Exercise of common stock options and issuances under stock purchase plan	143	(4)		(533)		3,422	2,885
Tax benefits from employee stock transactions			104				104

Balance, June 30, 2005	12,379	$62,103	$73,408	$17,505	$1,559	$(993)	$153,582

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Six Months Ended
	June 30,
	2005	2004

Operating Activities:
Net income	$4,348	$10,612
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,300	1,600
Depreciation and amortization	1,696	1,641
Net amortization of securities	549	607
Realized gains on sales of available-for-sale securities, net	(218)	(2,176)
Loans originated for sale	(3,620)	(6,601)
Proceeds from sales of loans held for sale	3,713	12,297
Gains on loan sales	(106)	(277)
Earnings on investment in life insurance	(754)	(777)
Net change in other assets	(2,473)	2,650
Net change in accrued interest payable and other liabilities	4,218	(3,175)
Tax benefits from employee stock transactions	104	558
Net cash provided by operating activities	8,757	16,959

Investing Activities:
Net change in interest-bearing deposits in other banks	(11,315)	498
Activity in available-for-sale securities:
Sales	39,178	69,049
Maturities, prepayments and calls	32,769	83,196
Purchases	(18,928)	(201,484)
Net increase in total loans	(70,055)	(83,780)
Investment in life insurance	---	(5,000)
Net additions to premises and equipment	(3,468)	(2,411)
Other	---	(282)
Net cash used by investing activities	(31,819)	(140,214)

Financing Activities:
Net increase in deposits	77,329	66,685
Net change in short-term borrowings	(6,540)	57,711
Proceeds from issuance of long-term debt	25,000	---
Repayment of long-term debt	(73,452)	(13,356)
Cash dividends and cash paid in lieu of fractional shares	(4,444)	(4,123)
Purchases of treasury stock	---	(3,036)
Proceeds from issuance of common stock	2,885	921
Net cash provided by financing activities	20,778	104,802

Net change in cash and cash equivalents	(2,284)	(18,453)

Cash and cash equivalents at beginning of period	43,486	59,887
Cash and cash equivalents at end of period	$41,202	$41,434

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited consolidated financial statements of Community Banks, Inc. and Subsidiaries (“Community”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Stock-Based Compensation - Community has a stock-based compensation plan and accounts for this plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Community had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(1,139)	$5,437	$4,348	$10,612
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	714	322	1,490	644

Pro forma net income (loss)	$(1,853)	$5,115	$2,858	$9,968

Earnings (loss) per share:
Basic - as reported	$(0.09)	$0.45	$0.35	$0.87
Basic - pro forma	(0.15)	0.41	0.23	0.81

Diluted - as reported	$(0.09)	$0.43	$0.35	$0.84
Diluted - pro forma	(0.15)	0.41	0.23	0.79

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

In late 2004, SFAS No. 123 was replaced by the issuance of SFAS 123(R), “Share-Based Payment.” Community is currently evaluating the various provisions of SFAS 123(R) and the optional transition methods that may be applied when adopting this new accounting standard. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. It is expected that Community will adopt the modified prospective method under SFAS 123 (R) and provide SAB No. 107 required disclosures upon adoption on January 1, 2006. Total stock-based compensation expense, net of related tax effects, for existing option grants will not have a material impact on the financial statements in years beyond 2005. The impact of future option or stock grants is dependent upon the quantity and nature of stock-based compensation Community decides to grant.

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

Earnings (loss) per share for the three months and six months ended June 30 have been computed as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$(1,139)	$5,437	$4,348	$10,612

Weighted average shares outstanding (basic)	12,370	12,244	12,332	12,258
Effect of dilutive stock options	239	343	255	361

Weighted average shares outstanding (diluted)	12,609	12,587	12,587	12,619

Per share information:
Basic earnings (loss) per share	$(0.09)	$0.45	$0.35	$0.87
Diluted earnings (loss) per share	(0.09)	0.43	0.35	0.84

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Comprehensive Income (Loss) - The components of comprehensive income (loss) and related tax effect for the three months and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Unrealized holding gains (losses)
on available-for-sale securities	$6,181	$(24,096)	$(2,185)	$(16,598)
Reclassification adjustments for
gains included in net income	(167)	(844)	(218)	(2,176)
Net unrealized gains (losses)	6,014	(24,940)	(2,403)	(18,774)
Tax effect	(2,105)	8,729	841	6,571

Net-of-tax amount	3,909	(16,211)	(1,562)	(12,203)

Unfunded pension liability	---	---	(138)	---
Tax effect	---	---	48	---

Net-of-tax amount	---	---	(90)	---
	$3,909	$(16,211)	$(1,652)	$(12,203)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows (in thousands):

	June 30, 2005	December 31, 2004
Net unrealized gain on available-for-sale securities	$6,112	$8,515
Tax effect	(2,139)	(2,980)
Net-of-tax amount	3,973	5,535

Unfunded pension liability	(3,714)	(3,576)
Tax effect	1,300	1,252
Net-of-tax amount	(2,414)	(2,324)

Accumulated other comprehensive income	$1,559	$3,211

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Recent Accounting Pronouncements

SFAS No. 154 - In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections”.  The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on Community’s consolidated financial statements.

Reclassifications - Certain amounts reported in the prior year have been reclassified to conform with the 2005 presentation. These reclassifications did not impact Community's financial condition or results of operations.

2. Allowance for loan losses:

Changes in the allowance for loan losses are as follows (in thousands):

	Six Months Ended June 30, 2005	Year Ended December 31, 2004	Six Months Ended June 30, 2004

Balance, January 1	$14,421	$13,178	$13,178
Provision for loan losses	1,300	3,100	1,600
Loan charge-offs	(899)	(2,910)	(1,202)
Recoveries	561	1,053	718
Balance, end of period	$15,383	$14,421	$14,294

The following table summarizes period-end risk elements (in thousands):

	June 30, 2005	December 31, 2004	June 30, 2004

Non-accrual loans	$6,896	$5,428	$6,244
Foreclosed real estate	2,444	2,094	1,788
Total non-performing assets	9,340	7,522	8,032
Accruing loans 90 days past due	---	---	32
Total risk elements	$9,340	$7,522	$8,064

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

3. Guarantees:

Community does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Community to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that which is involved in extending loan facilities to customers. Community generally holds collateral and/or personal guarantees supporting these commitments. Community had issued $53.1 million and $36.3 million of standby letters of credit as of June 30, 2005 and December 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of June 30, 2005 and December 31, 2004, for guarantees under standby letters of credit issued is not material.

4. Merger, Conversion and Restructuring Expenses

During the second quarter of 2005, Community recognized expenses for the prepayment of FHLB advances in conjunction with a balance sheet restructuring; the upcoming merger with PennRock Financial Services Corp.; and the conversion of its core operating system. The expenses totaled $8.0 million and are included on a separately captioned line in non-interest expenses on the Statement of Income (Loss).

A prepayment penalty of $6 million was incurred and paid during the quarter as a result of retiring $60 million of FHLB advances that had a weighted average cost in excess of Community’s incremental wholesale borrowing rate and conversion features that could result in maturities beyond the stated maturity at terms not necessarily favorable to Community. No additional expenses are expected to be incurred.

Merger-related expenses of $1.1 million during the second quarter of 2005 were recognized as follows: severance and retention payments to Community employees being displaced in the merger, $160,000; contract cancellations and closing of duplicate facilities, $750,000; other, $165,000. Substantially all of these expenses were accrued and unpaid at June 30, 2005. Less significant expenses for severance and retention and other items will be recognized in future quarters. Management estimates those expenses to be less than $100,000.

Conversion expenses incurred during the second quarter totaled approximately $800,000 and related to training, asset dispositions, and other costs incurred in connection with the conversion and updating of Community’s core operating system. The conversion was completed in the second quarter. At June 30, 2005, approximately $125,000 was accrued and unpaid for bonus compensation to employees involved in the conversion. No other additional expenses are expected to be incurred.

5. Subsequent Event / Acquisition:

On July 1, 2005, Community and PennRock Financial Services Corp. (PennRock), parent company of Blue Ball National Bank, completed a merger in which PennRock was merged into Community. Also on that date, Blue Ball was merged into Community Banks, Community’s banking subsidiary. PennRock was headquartered in Lancaster County, Pennsylvania, with 19 banking offices in Lancaster, Berks and Chester counties. Management expects the merger will enhance Community’s banking franchise by entering markets in those counties.

Each PennRock shareholder received 1.4 shares of Community in exchange for each share of PennRock common stock and cash in lieu of fractional shares. Community issued approximately 10.9 million shares and stock options (to convert outstanding PennRock options into Community stock options) at an aggregate value of approximately $325 million, based on Community’s average share price of $29.85 at the announcement date in November 2004. PennRock had approximately $1.2 billion in assets, $835 million in net loans, $250 million in investments, $880 million in deposits, $220 million in borrowings and $100 million of stockholders’ equity at the merger date.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Community. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise indicated. In addition, income statement comparisons are based on the first six months of 2005 compared to the same period of 2004 unless otherwise indicated. Per share and number of share amounts reflect stock splits and dividends.

Forward-Looking Statements

Periodically, Community has made and will continue to make statements that may include forward-looking information. Community cautions that forward-looking information disseminated through financial presentations should not be construed as guarantees of future performance. Furthermore, actual results may differ from expectations contained in such forward-looking information as a result of factors that are not predictable. Examples of factors that may not be predictable or may be out of management’s control include: the effect of prevailing economic conditions; unforeseen or dramatic changes in the general interest rate environment; actions or changes in policies of the Federal Reserve Board and other government agencies; and business risk associated with the management of the credit extension function and fiduciary activities. Each of these factors could affect estimates, assumptions, uncertainties and risk used to develop forward-looking information, and could cause actual results to differ materially from management’s expectations regarding future performance.

Critical Accounting Policies

Management believes that the application of its accounting policies and procedures in the determination of the adequacy of the allowance for loan losses (and the related provision for loan losses) and in the evaluation of “other than temporary” impairment of investment securities should be considered to be critical accounting policies to ensure the fair presentation of Community’s financial statements.

•  Community applies a systemic methodology in order to estimate the allowance for loan losses. This methodology incorporates management’s judgments about the credit quality of the loan portfolio through a disciplined process that is consistently applied. This process requires that a detailed analysis of the loan portfolio be performed on a quarterly basis. This analysis includes a specific individual loan review for any and all loans that meet specific materiality criteria. Such loans are evaluated for impairment under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan”. The portfolio is further stratified to analyze groups of homogenous loans with similar risk characteristics. Such loans are evaluated under the provisions of SFAS No. 5 “Accounting for Contingencies”. Management considers all known relevant internal and external factors that may affect loan collectibility, as well as particular risks indigenous to specific types of lending. The process is further designed to consolidate the aggregate loss estimates and to ensure that the allowance for loan losses is recorded in accordance with generally accepted accounting principles. The final results are reviewed and approved by executive management. Results are constantly validated by a review of trends associated with loan volume, delinquencies, potential concentrations, or other factors that may influence the methodology used to estimate the allowance for loan losses.

•  Investment securities are written down to their net realizable value when there is impairment in value that is considered to be “other than temporary.” The determination of whether or not other than temporary impairment exists is a matter of judgment. Management reviews these investment securities regularly for possible impairment that is “other than temporary” by analyzing the facts and circumstances of each investment and the expectations for that investment’s performance. “Other than temporary” impairment in the value of an investment may be indicated by the length of time and the extent to which market value has been less than cost; the financial condition and near term prospects of the issuer; or the intent and ability of Community to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

SUMMARY OF FINANCIAL RESULTS

Community’s performance in the second quarter of 2005 reflected a loss of $1.1 million or $0.09 on an earnings per share basis. The performance in the quarter ended June 30, 2005 represents the last interim operating results that will be reported prior to the merger of PennRock Financial Services Corp. (PennRock), which was consummated before the opening of business on July 1, 2005. PennRock was the parent company of Blue Ball National Bank, which is headquartered in Lancaster County, Pennsylvania, with over $1 billion in assets and 19 office locations. This merger will bring Community’s total assets to over $3 billion with nearly 70 offices in the third quarter. Beginning in the third quarter, the offices of Blue Ball will operate as a division of Community Banks, the wholly-owned banking subsidiary of Community.

In anticipation of the merger on July 1, 2005, Community recorded certain merger and conversion expenses as well as additional charges related to a balance sheet restructuring, the impact of which was included in second quarter 2005 results. These expenses and the balance sheet restructuring charges aggregated approximately $8 million on a pretax basis. These expenses had the effect of offsetting operating earnings in the second quarter and resulted in the net loss of $1.1 million for the quarter. As required under accounting rules for interim reporting, the net loss for the second quarter includes a tax benefit determined by using Community’s estimated effective tax rate for 2005. Accordingly, certain tax benefits associated with the second quarter loss will be delayed until later this year. Net income for the six months ended June 30, 2005, was $4.3 million and was also influenced by the impact of these items.

The single largest charge related to the expenses was associated with the retirement of certain high-cost FHLB advances. This debt reduction strategy is expected to enhance net interest margin beginning in the third quarter of 2005. The pretax charge to prepay these borrowings aggregated nearly $6 million.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Six months ended June 30, 2005, compared to six months ended June 30, 2004

Net Interest Income

The following table compares net interest income and net interest margin components between the first six months of 2005 and 2004 (dollars in thousands):

Net Interest Margin - Year to Date

	June 30, 2005			June 30, 2004
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest-bearing deposits in banks	$51,157	$734	2.89%	$9,179	$39	0.85%
Investment securities	598,051	16,589	5.59%	686,825	17,966	5.26%
Loans - commercial	429,149	13,444	6.32%	398,176	11,098	5.61%
- commercial real estate	366,943	11,481	6.31%	292,703	8,783	6.03%
- residential real estate	90,247	2,971	6.64%	96,397	3,249	6.78%
- consumer	363,951	11,784	6.53%	335,639	10,989	6.58%
Total earning assets	$1,899,498	$57,003	6.05%	$1,818,919	$52,124	5.76%

Deposits - savings and NOW accounts	$514,316	$3,033	1.19%	$486,839	$2,016	0.83%
- time	653,761	9,928	3.06%	625,433	9,117	2.93%
Short-term borrowings	33,958	357	2.12%	67,677	322	0.96%
Long-term debt	424,642	9,702	4.61%	388,952	9,009	4.66%
Subordinated debt	30,928	954	6.22%	30,928	755	4.91%
Total interest-bearing liabilities	$1,657,605	$23,974	2.92%	$1,599,829	$21,219	2.67%

Interest income to earning assets			6.05%			5.76%
Interest expense to paying liabilities			2.92%			2.67%

Interest spread			3.13%			3.09%
Impact of non-interest funds			0.38%			0.33%
Net interest margin		$33,029	3.51%		$30,905	3.42%

Interest income totaled $57.0 million for the first half of 2005 and reflected a 9% improvement from the $52.1 million recorded in the same period of 2004. At the same time, interest expense rose to $24.0 million in 2005 versus $21.2 million in 2004, an increase of 13%. The net effect was that net interest income rose to $33.0 million for the first six months of 2005 compared to $30.9 million for the same period of 2004, an increase of 7%. Net interest income was influenced by a number of factors, not the least of which was the emerging trends in the interest rate cycle.

During the first quarter of 2005, yield curve trends were dominated by the influence of rising interest rates, particularly at the short end of the curve. Partially as a consequence of Community’s asset sensitive position, these increases in rates contributed to an expansion of both net interest margin and net interest income. During the second quarter, increases in rates at the short end of the curve continued, but were accompanied by declines at the long end, resulting in an overall flattening of the curve. These second quarter trends constrained Community’s ability to expand margin and slowed the pace of improvement in net interest income from that noted in the first quarter of 2005. Despite the influence of the second quarter trends, overall net

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

interest income expanded at a healthy 7% pace for the full six months.

There were factors outside of yield curve trends that adversely affected the pace of revenue expansion from core banking business. Some of these factors were attributed to preparations for the balance sheet consolidation in the merger with PennRock. During the quarter, management implemented strategies designed to maximize combined performance of the merged banks going forward. This included a buildup of liquidity at Community that would allow for the post consummation reversal of an offsetting borrowing position that had been accumulated at PennRock. By accumulating this liquidity position during the second quarter, Community’s margin expansion was constrained by the missed opportunity of alternative investment of these funds in assets with longer maturities and higher returns. This strategy was implemented to minimize the adverse impact of further short term increases in interest rates on funding costs after June 30, 2005.

Despite these mitigating trends, net interest income did exhibit meaningful growth from improved loan volumes. Loans reached $1.27 billion in the second quarter, an 11.2% increase from the same quarter of 2004. Deposit and overall asset volumes grew more modestly, at 4.5% and 4.1%, respectively. The buildup of liquidity from investment runoff obviated the need to aggressively price certificates of deposit to meet loan demand, the net effect of which constrained overall asset and deposit growth.

Provision for Loan Losses

Credit quality has exhibited ongoing stability for over two years, even as the loan portfolio has experienced dramatic growth. The provision for loan losses decreased from $1.6 million for the six months ended June 30, 2004, to $1.3 million for 2005 and the relationship of the allowance for loan losses to loans increased slightly from 1.19% at December 31, 2004 to 1.20% at June 30, 2004 The provision and the level of the allowance reflect Community’s response to changing credit quality patterns and to risks inherent in Community’s growing portfolio. Net charge-offs during the first six months of 2005 were $338 thousand, or 0.05% of average loans annualized, compared to $484 thousand, or 0.09% of average loans in 2004.

Non-Interest Income

Excluding investment securities gains, non-interest income for the six months ended June 30, 2005, increased $987 thousand, or 10%, from 2004. Over the last several years, Community has expanded and enhanced traditional fee-based banking services and developed new financial service offerings to provide steady growth in this revenue source.

Revenue from investment management and trust services increased 40%, from $676 thousand in 2004 to $945 thousand in 2005, primarily reflecting an increase in income related to the sale of various retail investment products (annuities, brokerage services, mutual funds, etc.).

An increasing number of demand deposit accounts and increasing customer awareness and utilization of Community’s “Overdraft Honor” service were the principal contributors to the 23% increase in revenue from service charges on deposit accounts, from $3.1 million in 2004 to $3.8 million in 2005. The “Overdraft Honor” service provides timely payment of overdraft items while avoiding adverse credit implications for customers who are eligible for and choose to use it.

Other service charges totaled $2.0 million for 2005, an increase of 16% from $1.7 million in 2004. The most significant volume of fees in this category relate to interchange fees from Community’s ATM network and debit card transactions, which continue to grow as the use of electronic payments increase. Fees for letters of credit are also included in this category and approximately one third of the increase from 2004 came from those fees as issued standby letters of credit increased from $36 million in 2004 to $53 million in 2005.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Insurance premiums and commissions include agency-based commissions from commercial and personal lines, fees from credit insurance related to consumer lending, and the revenue from title insurance and settlement activities conducted through Community’s title insurance subsidiary. Income reported for 2005 totaled $1.8 million, an increase of $103 thousand over the $1.7 million reported for 2004.

Mortgage banking activities have been adversely impacted by a steady decline in mortgage refinancing, which had increased significantly for two or three years prior to 2004. Mortgage banking income decreased $392 thousand, or 27%, to $1.1 million for 2005.

Investment security gains were a $218 thousand for 2005, compared to $2.2 million for 2004. The majority of gains in 2004 related to sales of equity holdings in bank stocks.

Non-Interest Expenses

Excluding the merger, conversion and restructuring charges, non-interest expenses reached $25.8 million for the first half of 2005, an increase of only 4% from the $24.8 million recorded in 2004. The merger, conversion and restructuring charges aggregated almost $8 million and were the primary driver of expense growth.

The single largest component of the charges was the prepayment penalty of $6 million recognized as a result of the decision to retire $60 million of FHLB advances that had a weighted average cost of 6.29% and a weighted average maturity of nearly 5 years. These advances had conversion features that could result in maturities beyond the stated maturity at terms not necessarily favorable to Community. The 6.29% cost of funds on the retired advances was well in excess of Community’s incremental wholesale borrowing rate, and made the prepayment advantageous in advance of the impending merger. The retirement of these advances was accommodated through subsequent disposition of investments acquired in the PennRock acquisition. Because such investments were acquired at current market values, no losses were realized on these sales, which occurred in the third quarter.

Merger expenses of $1.1 million during the second quarter of 2005 related principally to severance and retention payments to Community employees being displaced in the merger and for costs associated with contract cancellations and closing of duplicate facilities. Substantially all of the expected merger-associated expenses have been recognized in the second quarter, however, there will be less significant expenses for severance and retention and other items in future quarters.

Conversion expenses totaling $800 thousand relate to training, asset dispositions, and other costs incurred in connection with the conversion and updating of Community’s core operating system. After the conversion, Community and PennRock operate on the same core platform, which serves to minimize execution risk in the merger.

Increased benefit costs and the annual merit increase contributed to a 6% increase in salaries and employee benefits, from $13.9 million in 2004 to $14.7 million in 2005. Excluding merger, conversion, and restructuring charges, salaries and benefits represented 57% of operating costs in 2005, consistent with 56% in 2004.

Occupancy expenses, marketing expense, telecommunications expense, and other expenses all showed modest changes from
2004 to 2005, for an aggregate increase of $150 thousand, or 1%. In prior quarters, expenses were influenced by expanded marketing expenses and by additional expenses from the absorption of acquired businesses, the last of which occurred in October 2003. More efficient delivery of financial services has resulted as the businesses have become fully integrated.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

Income tax expense for 2005 totaled $954 thousand, an effective tax rate of 18.0%, which is Community’s estimated effective rate for 2005. The effective rate in 2004 was 18.2%. The relative mix of tax exempt to taxable income influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal tax rate for corporations.

RESULTS OF OPERATIONS

Quarter ended June 30, 2005, compared to quarter ended June 30, 2004

Net Interest Income

	Net Interest Margin - Quarter to Date
(dollars in thousands)	June 30, 2005			June 30, 2004
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest-bearing deposits in banks	$78,196	$583	2.99%	$11,960	$26	0.87%
Investment securities	583,246	8,235	5.66%	701,904	9,268	5.31%
Loans - commercial	438,396	6,968	6.38%	402,566	5,516	5.51%
- commercial real estate	371,725	5,888	6.35%	302,104	4,574	6.09%
- residential real estate	89,164	1,470	6.61%	95,009	1,574	6.66%
- consumer	368,107	5,987	6.52%	340,942	5,563	6.56%
Total earning assets	$1,928,834	$29,131	6.06%	$1,854,485	$26,521	5.75%

Deposits - savings and NOW accounts	$526,821	$1,720	1.31%	$416,409	$1,127	0.88%
- time	665,637	5,181	3.12%	629,837	4,548	2.90%
Short-term borrowings	36,687	200	2.19%	83,333	198	0.96%
Long-term debt	424,105	4,885	4.62%	367,757	4,428	4.84%
Subordinated debt	30,928	495	6.42%	30,928	377	4.90%
Total interest-bearing liabilities	$1,684,178	$12,481	2.97%	$1,628,264	$10,678	2.64%

Interest income to earning assets			6.06%			5.75%
Interest expense to paying liabilities			2.97%			2.64%

Interest spread			3.09%			3.11%
Impact of non-interest funds			0.37%			0.33%
Net interest margin		$16,650	3.46%		$15,843	3.44%

Net interest income on a quarterly basis was impacted by the trends and factors noted in the comparison of year-to-date net interest income above.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income totaled $29.1 million in 2005, or 9.8% more than the $26.5 million recorded in 2004. From 2004 to 2005, loans grew $127 million, continuing the trend of recent years of being focused in commercial and commercial real estate categories, with continued increases in the consumer home equity market. Funding for loan growth came from a $146 million increase in deposits, as scheduled runoff in the investment portfolio was invested short-term to prepare for the merger as discussed in the year-to-date comparison above. Growth in earning assets was accompanied by an increase of 31 basis points in earning asset yields, from 5.75% in 2004 to 6.06% in 2005. This reflected increased interest rates resulting from the reversal of the Fed’s accommodative monetary policy begun in the third quarter of 2004.

Interest expense on deposits and borrowings increased from $10.7 million in 2004 to $12.5 million in 2005 as a result of increases in both average rates paid and average balances. The average rate paid increased from 2.64% to 2.97%, reflecting the overall increase in rates since 2004. Short-term borrowings decreased as Community gradually has reduced its dependence on selected short-term funding sources that are more sensitive to increases in short term interest rates. Prior to the balance sheet restructuring in late June 2005, management had also extended maturities of certain funding in order to mitigate the impact of rising rates on funding costs in the future.

Net interest spread decreased slightly in comparing the second quarter of 2005 to 2004. When coupled with the increased contribution from non-interest funding sources, net interest margin increased only slightly from 3.44% to 3.46%. Net interest income increased $807 thousand, or 5%.

Provision for Loan Losses

The provision for loan losses was $750 thousand for each quarter based on management’s quarterly review of the loan portfolio and its assessment of loan quality; identification of impaired loans; analysis of delinquencies and loan growth; evaluation of potential charge-offs and recoveries; and assessment of general economic conditions.

Non-Interest Income

Non-interest income, excluding investment securities gains, increased a modest 2%, from $5.3 million for the quarter ended June 30, 2004, to $5.4 million for the quarter ended June 30, 2005. Factors contributing to changes between 2004 and 2005 are substantially the same as those discussed above in the comparison of year-to-date results.

Investment management and trust services income totaled $531 thousand, an increase of $122 thousand, or 30%, over 2004, reflecting a general increase in income related to the sale of retail investment products.

Income from service charges on deposit accounts increased 19%, from $1.7 million in 2004 to $2.0 million in 2005, reflecting primarily the “Overdraft Honor” service started in the first quarter of 2003.

Investment security gains were $167 thousand for 2005, compared to $844 thousand for 2004. The gains recorded in 2004 were principally related to sales of bank equity holdings.

Insurance premiums and commissions income reported for 2005 totaled $880 thousand, a decrease of $145 thousand from 2004 and reflects decreased refinancing activity noted in the year-to-date discussion above.

Mortgage banking income decreased $280 thousand, from $828 thousand in 2005 to $548 thousand in 2005. The decrease is attributable to the overall slowdown in refinancing activity.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expenses

Non-interest expenses, excluding merger, conversion, and restructuring expenses, totaled $13.2 million for the quarter ended June 30, 2005, and reflected a 2% increase, or $227 thousand, from the $13.0 million recorded in 2004.

Salaries and employee benefits totaled $7.4 million for 2005, a 6% increase over the $7.0 million for 2004. The quarterly increase is consistent with the year-to-date increase and reflects annual merit increases and benefit costs.

Occupancy expenses were $2.2 million for 2005, an increase of $127 thousand, or 6%, over 2004.

Marketing expenses decreased from $869 thousand for 2004 to $466 thousand for 2005. In the second quarter of 2004, Community kicked off its “Free Checks” campaign with a major promotional effort that included radio, billboard, direct mail and television mediums.

Other non-interest expenses increased $195 thousand, or 7%, to $2.8 million for 2005 compared to 2004.

Income Taxes

Income tax benefit for the quarter ended June 30, 2005, totaled $250 thousand, resulting in an effective tax rate of 18.0%, which was similar to the effective rate of 18.2% for 2004. The relative mix of tax exempt income influences the effective income tax rate.

FINANCIAL CONDITION

The average balance sheets for the six months ended June 30, 2005 and 2004 were as follows (dollars in thousands):

	June 30,		Change
	2005	2004	Volume	%
Cash and due from banks	$34,878	$35,215	(337)	(1)%
Federal funds sold and other	51,157	9,179	41,978	457%
Investments	598,051	686,825	(88,774)	(13)%
Loans held for sale	2,092	4,151	(2,059)	(50)%
Loans	1,248,451	1,119,358	129,093	12%
Allowance for loan losses	14,862	13,828	1,034	8%
Net loans	1,233,589	1,105,530	128,059	12%
Goodwill and identifiable intangibles	5,009	4,800	209	4%
Other assets	82,928	83,627	(699)	(1)%

Total assets	$2,007,704	$1,929,327	$78,377	4%

Noninterest-bearing deposits	$183,427	$170,700	$12,727	7%
Interest-bearing deposits	1,168,076	1,112,272	55,804	5%
Short-term borrowings	33,958	67,677	(33,719)	(50)%
Long-term debt	424,642	388,952	35,690	9%
Subordinated debt	30,928	30,928	---	---
Other liabilities	13,677	13,980	(303)	(2)%

Total liabilities	1,854,708	1,784,509	70,199	4%

Stockholders’ equity	152,996	144,818	8,178	6%

Total liabilities and stockholders’ equity	$2,007,704	$1,929,327	$78,377	4%

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average loans reached $1.2 billion for the six month ended June 30, 2005, a 12% increase over the $1.1 billion of average loans recorded for the six months ended June 30, 2004. The following table provides a summary of the changes in the various categories of loans (dollars in thousands):

			Change
	2005	2004	Amount	%
Commercial	$429,149	$398,176	$30,973	8%
Commercial real estate	366,943	292,703	74,240	25%
Residential real estate	90,247	96,397	(6,150)	(6)%
Consumer	362,112	332,082	30,030	9%
Total	$1,248,451	$1,119,358	129,093	12%

Visibility within core markets, particularly the commercial and commercial real estate sectors, has improved as Community has positioned itself to ensure its ability to compete with large and small competitors. Access to commercial lending opportunities has increased and Community’s profile has been enhanced with the addition of experienced lenders with long-term ties to the business communities. As a result, Community increased its commercial and commercial real estate portfolios by $105 million on an aggregate basis. Commercial lending activity continues to be driven almost exclusively by in-market transactions.

Community-based banks provide a convenient way for consumers to access funding for residential lending, but most fixed-rate, conforming mortgages continue to be sold in the secondary market. Accessibility of secondary market liquidity through mortgage banking activity provides a strategy to reduce interest rate risk associated with consumer preferences for long-term, fixed rate lending, and provides valuable liquidity for other forms of relationship lending. As a result, residential real estate lending, primarily loans to single-family creditors, continues its decline.

Consumer lending grew $30 million, particularly in home equity lending. During 2004, promotions for revolving home equity lines of credit with preferential terms generated substantial increases in consumer lending opportunities and expansion of customer relationships, which has carried over into 2005. Increases have also occurred in the volume of home equity loans with specific terms.

Deposit balances remain the primary source of funding and Community recognized growth of 5%, as indicated by the following summary of average balances for the six months ended June 30 (dollars in thousands):

			Change
	2005	2004	Amount	%
Demand	$183,427	$170,700	$12,727	7%
Savings & NOW accounts	514,315	486,839	27,476	6%
Time	533,194	506,177	27,017	5%
Time $100,000 or more	120,567	119,256	1,311	1%
	$1,351,503	$1,282,972	$68,531	5%

Deposit growth occurred primarily in savings and NOW deposits, more specifically in Community’s new Prime Money Market account which offers rates linked to prime, and in time deposits under $100 thousand. Time deposit growth occurred principally in certificates with duration under two years as depositors responded to increasing rates. While trends continue to reflect consumer preferences for liquidity, longer term certificates of deposit have begun to grow during the first six months of 2005 compared to their relative stability throughout 2004.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposit growth in 2005 was used to fund loans as, in preparation for the merger with PennRock, scheduled investment runoff was used to build up liquidity that would allow for the post-consummation reversal of an offsetting borrowing position that had been accumulated at PennRock. The buildup in liquidity is reflected in Federal Funds Sold and Other in the average balance sheet above.

As noted in the quarter-to-quarter comparison section, short-term borrowings decreased as Community gradually reduced its dependence on selected short-term funding sources that are more sensitive to increases in short term interest rates. Prior to the balance sheet restructuring in late June 2005, long-term borrowings had increased to mitigate the impact of rising rates on funding costs.

Capital

Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. Regulatory capital guidelines are based on a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. The following table provides the risk-based capital positions of Community and its banking subsidiary, Community Banks, at June 30, 2005, along with a comparison to the various current regulatory capital requirements:

	June 30,	Regulatory	“Well
	2005	Minimum	Capitalized”
Leverage ratio
Community Banks, Inc.	8.6%	4%	n/a
Community Banks	8.0%	4%	5%

Tier 1 capital ratio
Community Banks, Inc.	11.3%	4%	n/a
Community Banks	10.5%	4%	6%

Total risk-based capital ratio
Community Banks, Inc.	12.3%	8%	n/a
Community Banks	11.5%	8%	10%

At June 30, 2005, total stockholders’ equity reflected accumulated other comprehensive income of $1.6 million compared to accumulated other comprehensive income of $3.2 million at December 31, 2004. This decrease can be attributed to the change in the unrealized gain on investment securities available for sale, net of taxes.

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

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at June 30, 2005.

Interest Rate Sensitivity
Dollars in thousands	1-90 days	90-180 days		180-365 days		1 year or more		Total

Assets
Interest-bearing deposits in other banks	$13,102	$	---	$	---	$	---	$13,102
Loans held for sale	---		---		---		1,517	1,517
Investment securities	94,072		16,301		50,458		402,475	563,306
Loans(1)	487,596		64,777		100,328		631,987	1,284,688
Earning assets	594,770		81,078		150,786		1,035,979	1,862,613
Non-earning assets	---		---		---		120,119	120,119
Total assets	$594,770		$81,078		$150,786		$1,156,098	$1,982,732
Liabilities
Savings	$192,652	$	---	$	---		$328,898	$521,550
Time	71,659		59,982		108,858		300,150	540,649
Time in denominations of $100,000 or more	31,283		16,610		22,407		60,979	131,279
Short-term borrowings	40,576		---		---		---	40,576
Long-term debt	1,744		26,757		3,551		324,158	356,210
Subordinated debt	23,196		---		---		7,732	30,928
Interest bearing liabilities	361,110		103,349		134,816		1,021,917	1,621,192
Other liabilities and equity	5,681		5,682		11,363		338,814	361,540
Total liabilities and equity	$366,791		$109,031		$146,179		$1,360,731	$1,982,732

(1) Includes non-accrual loans.

Interest Sensitivity GAP
Dollars in thousands	1-90 days	90-180 Days	180-365 days	1 year or more

Periodic	$227,979	$(27,953)	$4,607	$(204,633)
Cumulative		200,026	204,633	---
Cumulative GAP as a percentage of total assets	11.50%	10.09%	10.32%	0%

The GAP between interest-earning assets and interest-bearing liabilities maturing or repricing within one year varies over time, however, at June 30, 2005, the GAP of 10.3% was the same as the GAP at December 31, 2004.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4. Controls and Procedures

Under the supervision and with the participation of Community’s management, including its Chief Executive Officer and Chief Financial Officer, Community has evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Community’s disclosure controls and procedures are adequate and effective to ensure that material information relating to Community and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared. There have not been any changes in Community’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Community’s internal control over financial reporting.

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

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Various actions and proceedings are presently pending to which Community and/or one or more of its subsidiaries is a party. These actions and proceedings arise out of routine operations and, in management’s opinion, will not have a material adverse effect on Community’s consolidated financial position or results of operations.

As a result of the recently consummated merger with PennRock Financial Services Corp., Community acquired a non-bank subsidiary that, prior to the merger, had been named as a defendant in a binding, nonappealable arbitration proceeding in which the claimants sought to recover damages in connection with work the subsidiary performed for the claimants. Because of the many uncertainties associated with protracted litigation, Community arrived at an agreement in principle with the claimant on the amount of a settlement.  Additionally, various third parties have agreed, in principle, to contribute to the settlement amount. Upon completion of the written agreement and payment of the agreed-upon amounts, the proceedings will be terminated. The amount of Community's contribution to the settlement will not have a material adverse effect on Community's consolidated financial position or results of operation. Community anticipates that the settlement will be consummated during the third quarter of 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2005, no shares were purchased  as part of Community’s Share Repurchase Program and Community did not sell any unregistered securities.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Community Banks, Inc. was held on May 31, 2005, for the purpose of considering and voting upon the following matters:

•  A proposal to adopt the merger agreement between Community Banks, Inc., and PennRock Financial Services Corp. The proposal received an affirmative vote of 9,942,410 shares, representing at least 80.8% of the shares outstanding, a negative vote of 436,679 shares, 81,896 abstentions and 878,503 broker non-votes.

•  A proposal to amend the articles of incorporation to increase the number of shares of common stock authorized for issuance from 20,000,000 to 50,000,000. The proposal received an affirmative vote of 9,731,585 shares, representing at least 79.1% of the shares outstanding, a negative vote of 579,863 shares, 149,537 abstentions and 878,503 broker non-votes.

•  To elect Eddie L. Dunklebarger as a Class B director to serve until 2009. Mr. Dunklebarger received an affirmative vote of 10,325,981 shares representing at least 83.9% of the shares outstanding, a negative vote of 1,013,508 shares and no abstentions or broker non-votes.

Item 5 - Other Information

Not applicable.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION
(continued)

Item 6 - Exhibits
2
Merger agreement between Community Banks, Inc. and PennRock Financial Services Corp., dated November 16, 2004 (Incorporated by reference to Exhibit 10.1, attached to Community’s Current Report on Form 8-K, filed with the Commission on November 22, 2004)

3.1	Amended and Restated Articles of Incorporation
3.2	Amended By-Laws (Incorporated by reference to Exhibit 3.2, attached to Community’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 15, 2003)
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

COMMUNITY BANKS, INC.
(Registrant)

Date	August 9, 2005	/s/	Eddie L. Dunklebarger
Eddie L. Dunklebarger
Chairman and President
(Chief Executive Officer)

Date	August 9, 2005	/s/	Donald F. Holt
Donald F. Holt
Executive Vice President
(Chief Financial Officer)

EXHIBIT INDEX

2
Merger agreement between Community Banks, Inc. and PennRock Financial Services Corp., dated November 16, 2004 (Incorporated by reference to Exhibit 10.1, attached to Community’s Current Report on Form 8-K, filed with the Commission on November 22, 2004)

3.1	Amended and Restated Articles of Incorporation
3.2	Amended By-Laws (Incorporated by reference to Exhibit 3.2, attached to Community’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 15, 2003)
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