Form 10-Q
period 2005-09-30
COMMUNITY BANKS INC /PA/
filed 2005-11-09
CIK 714710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

 Number of shares outstanding as of October 31, 2005

CAPITAL STOCK-COMMON	22,932,000
(Title of Class)	(Outstanding Shares)

COMMUNITY BANKS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands except per share data)

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)

Cash and due from banks	$67,031	$43,486
Federal funds sold	12,426	---
Cash and cash equivalents	79,457	43,486
Interest-bearing deposits in other banks	24,956	1,787
Investment securities, available for sale	618,228	619,110
Investment securities, held to maturity (fair value approximates $19,522)	19,368	---
Loans held for sale	2,944	1,505
Loans, net of allowance for loan losses of $22,773 and $14,421	2,142,657	1,201,530
Premises and equipment, net	42,969	26,369
Goodwill and identifiable intangible assets	258,057	5,051
Accrued interest receivable and other assets	102,596	55,961
Total assets	$3,291,232	$1,954,799

LIABILITIES

Deposits
Non-interest bearing	$358,894	$184,359
Interest bearing	1,885,897	1,121,178
Total deposits	2,244,791	1,305,537
Short-term borrowings	58,087	47,116
Long-term debt	457,728	404,662
Subordinated debt	30,928	30,928
Accrued interest payable and other liabilities	18,738	14,215
Total liabilities	2,810,272	1,802,458

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; 500,000 shares
authorized; no shares issued and outstanding	---	---
Common stock-$5.00 par value; 50,000,000 shares
authorized; 23,315,000 and 12,421,000 shares issued	116,575	62,107
Surplus	347,717	73,304
Retained Earnings	21,292	18,134
Accumulated other comprehensive income,
net of tax	1,381	3,211
Treasury stock; 219,000 and 185,000 shares, at cost	(6,005)	(4,415)
Total stockholders’ equity	480,960	152,341
Total liabilities and stockholders’ equity	$3,291,232	$1,954,799

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST INCOME:
Loans, including fees	$35,325	$17,712	$74,370	$51,366
Investment securities:
Taxable	4,397	4,816	12,657	14,469
Tax exempt	2,299	2,176	6,687	6,629
Dividends	600	501	1,746	1,564
Other	857	22	1,591	61
Total interest income	43,478	25,227	97,051	74,089

INTEREST EXPENSE:
Deposits	10,993	5,669	23,954	16,802
Short-term borrowings	452	202	809	524
Long-term debt	5,109	4,655	14,811	13,664
Subordinated debt	527	408	1,481	1,163
Total interest expense	17,081	10,934	41,055	32,153
Net interest income	26,397	14,293	55,996	41,936
Provision for loan losses	400	750	1,700	2,350
Net interest income after provision for loan losses	25,997	13,543	54,296	39,586

NON-INTEREST INCOME:
Investment management and trust services	796	443	1,741	1,119
Service charges on deposit accounts	2,799	1,996	6,620	5,108
Other service charges, commissions and fees	1,819	888	3,763	2,565
Insurance premium income and commissions	825	708	2,607	2,387
Mortgage banking activities	660	558	1,723	2,013
Earnings on investment in life insurance	659	433	1,413	1,210
Investment security gains	29	108	247	2,284
Other	279	878	560	1,105
Total non-interest income	7,866	6,012	18,674	17,791

NON-INTEREST EXPENSES:
Salaries and employee benefits	11,808	6,975	26,537	20,851
Net occupancy	3,364	2,039	7,788	6,217
Merger, conversion and restructuring expenses	248	---	8,205	---
Marketing expense	528	611	1,439	1,900
Telecommunications expense	309	318	870	979
Amortization of intangibles	641	40	728	119
Other	4,186	2,547	9,322	7,309
Total non-interest expenses	21,084	12,530	54,889	37,375

Income before income taxes	12,779	7,025	18,081	20,002
Income taxes	2,447	1,379	3,401	3,744
Net income	$10,332	$5,646	$14,680	$16,258

CONSOLIDATED PER SHARE DATA
Basic earnings per share	$0.44	$0.46	$0.92	$1.33
Diluted earnings per share	$0.44	$0.45	$0.90	$1.29
Dividends declared	$0.19	$0.17	$0.55	$0.50

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited: Dollars in Thousands)

	Outstanding	Common		Retained	Accumulated Other Comprehensive	Treasury	Total
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2004	11,648	$59,256	$57,563	$24,297	$6,596	$(4,306)	$143,406
Comprehensive income (loss):
Net income				16,258			16,258
Unrealized loss on securities, net of reclassification adjustment and tax effect					(1,546)		(1,546)
Total comprehensive income							14,712
Cash dividends				(6,136)			(6,136)
5% stock dividend	584	2,949	15,103	(18,110)			(58)
Purchases of treasury stock	(144)					(4,151)	(4,151)
Exercise of common stock options and issuances under stock purchase plan	96	(97)		(1,615)		2,795	1,083
Tax benefits from employee stock transactions			563				563

Balance, September 30, 2004	12,184	$62,108	$73,229	$14,694	$5,050	$(5,662)	$149,419

Balance, January 1, 2005	12,236	$62,107	$73,304	$18,134	$3,211	$(4,415)	$152,341
Comprehensive income (loss):
Net income				14,680			14,680
Unrealized loss on securities, net of reclassification adjustment and tax effect					(1,740)		(1,740)
Change in unfunded pension liability, net of tax					(90)		(90)
Total comprehensive income							12,850
Cash dividends				(8,859)			(8,859)
Purchases of treasury stock	(339)					(9,354)	(9,354)
Exercise of common stock options and issuances under stock purchase plan	345	196	873	(2,339)		7,764	6,494
Tax benefits from employee stock transactions			404				404
Acquisition of PennRock Financial Services Corp.:
Common stock issued	10,854	54,272	269,733				324,005
Fair value of stock options			3,079				3,079
Other			324	(324)			---

Balance, September 30, 2005	23,096	$116,575	$347,717	$21,292	$1,381	$(6,005)	$480,960

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30,
	2005	2004

Operating Activities:
Net income	$14,680	$16,258
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,700	2,350
Depreciation and amortization	3,446	2,480
Net amortization of securities	831	929
Realized gains on sales of available-for-sale securities, net	(247)	(2,284)
Loans originated for sale	(5,801)	(9,331)
Proceeds from sales of loans held for sale	4,541	14,571
Gains on loan sales	(179)	(1,065)
Earnings on investment in life insurance	(1,413)	(1,210)
Net change in other assets	8,087	1,259
Net change in accrued interest payable and other liabilities	(8,811)	(2,968)
Tax benefits from employee stock transactions	404	563
Net cash provided by operating activities	17,238	21,552

Investing Activities:
Net change in interest-bearing deposits in other banks	(16,793)	1,531
Activity in available-for-sale securities:
Sales	282,857	109,450
Maturities, prepayments and calls	49,670	100,908
Purchases	(84,580)	(207,978)
Purchases of securities held to maturity	(19,368)	---
Net increase in total loans	(108,740)	(115,739)
Proceeds from sale of credit card portfolio	---	4,556
Investment in life insurance	---	(5,000)
Net additions to premises and equipment	(5,376)	(2,895)
Cash acquired in acquisition	34,564	---
Other	(3,474)	(382)
Net cash provided by (used in) investing activities	128,760	(115,549)

Financing Activities:
Net increase in deposits	57,179	89,791
Net change in short-term borrowings	(80,039)	(18,065)
Proceeds from issuance of long-term debt	25,000	35,000
Repayment of long-term debt	(100,448)	(15,052)
Cash dividends and cash paid in lieu of fractional shares	(8,859)	(6,194)
Purchases of treasury stock	(9,354)	(4,151)
Proceeds from issuance of common stock	6,494	1,083
Net cash provided by (used in) financing activities	(110,027)	82,412

Net change in cash and cash equivalents	35,971	(11,585)

Cash and cash equivalents at beginning of period	43,486	59,887
Cash and cash equivalents at end of period	$79,457	$48,302

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

Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2004.

Community is a financial holding company whose wholly-owned subsidiaries include CommunityBanks, Community Bank Investments, Inc. (CBII), Community Banks Life Insurance Co. (CBLIC) and 1906 Founders, Inc. CommunityBanks provides a wide range of services through its network of offices in Adams, Berks, Chester, Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, Schuylkill, Snyder, and York Counties in Pennsylvania and Carroll County in Maryland.

Statement of Cash Flows - Cash and cash equivalents include cash and due from banks and federal funds sold. Refer to Note 5, “Acquisition,” for the terms of a non-cash transaction.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$10,332	$5,646	$14,680	$16,258
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax effect	(39)	(355)	(1,526)	(1,064)

Pro forma net income	$10,293	$5,291	$13,154	$15,194

Earnings per share:
Basic - as reported	$0.44	$0.46	$0.92	$1.33
Basic - pro forma	0.44	0.43	0.82	1.24

Diluted - as reported	$0.44	$0.45	$0.90	$1.29
Diluted - pro forma	0.44	0.42	0.81	1.21

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

In late 2004, SFAS No. 123 was replaced by the issuance of SFAS 123(R), “Share-Based Payment,” which will require Community to begin recognizing stock-based compensation costs in the income statement effective January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. It is expected that Community will adopt the modified prospective method under SFAS 123 (R) and provide SAB No. 107 required disclosures upon adoption on January 1, 2006. Total stock-based compensation expense, net of related tax effects, for existing option grants will not have a material impact on the financial statements in years beyond 2005. The impact of future option or stock grants is dependent upon the quantity and nature of future stock-based compensation grants.

Earnings Per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Community relate solely to outstanding stock options, and are determined using the treasury stock method. All share and per share amounts are restated for stock splits and stock dividends that occur prior to the issuance of the financial statements.

Earnings per share for the three months and nine months ended September 30 have been computed as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$10,332	$5,646	$14,680	$16,258

Weighted average shares outstanding (basic)	23,228	12,189	16,004	12,235
Effect of dilutive stock options	344	319	334	347

Weighted average shares outstanding (diluted)	23,572	12,508	16,338	12,582

Per share information:
Basic earnings per share	$0.44	$0.46	$0.92	$1.33
Diluted earnings per share	0.44	0.45	0.90	1.29

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Comprehensive Income (Loss) - The components of comprehensive income (loss) and related tax effect for the three months and nine months ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Unrealized holding gains (losses)
on available-for-sale securities	$(245)	$16,503	$(2,430)	$(94)
Reclassification adjustments for
gains included in net income	(29)	(108)	(247)	(2,284)
Net unrealized gains (losses)	(274)	16,395	(2,677)	(2,378)
Tax effect	96	(5,738)	937	832

Net-of-tax amount	(178)	10,657	(1,740)	(1,546)

Unfunded pension liability	---	---	(138)	---
Tax effect	---	---	48	---

Net-of-tax amount	---	---	(90)	---
	$(178)	$10,657	$(1,830)	$(1,546)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows (in thousands):

	September 30, 2005	December 31, 2004
Net unrealized gain on
available-for-sale securities	$5,838	$8,515
Tax effect	(2,043)	(2,980)
Net-of-tax amount	3,795	5,535

Unfunded pension liability	(3,714)	(3,576)
Tax effect	1,300	1,252
Net-of-tax amount	(2,414)	(2,324)

Accumulated other comprehensive income	$1,381	$3,211

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Recent Accounting Pronouncements - EITF 03-1 - In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary impairment. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

FASB Exposure Draft - Interpretation of FAS 109 - In July 2005, the FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. Management is currently in the process of determining the impact, if any, of adoption of the interpretation as proposed on our financial position or results of operations.

EITF 05-6 - In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on Community’s financial condition or results of operations.

FSP FAS 13-1 - In October 2005, the FASB issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in their first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for Community as of the first quarter of fiscal 2006. Management currently believes the adoption of FSP FAS 13-1 will not have a material impact on Community’s financial condition or results of operations.

Reclassifications - Certain amounts reported in the prior year have been reclassified to conform with the 2005 presentation. These reclassifications did not impact Community’s financial condition or results of operations.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

2. Allowance for loan losses:

Changes in the allowance for loan losses are as follows (in thousands):

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004	Nine Months Ended September 30, 2004

Balance, January 1	$14,421	$13,178	$13,178
Provision for loan losses	1,700	3,100	2,350
Loan charge-offs	(1,170)	(2,910)	(1,988)
Recoveries	754	1,053	896
Allowance established for acquired credit risk	7,068	---	---
Balance, end of period	$22,773	$14,421	$14,436

American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) prohibits “carrying over” or creating valuation allowances in the initial accounting of loans acquired in a transfer for differences attributable, at least in part, to credit quality. In accordance with SOP 03-3, $2.7 million is not included in the above allowance established for acquired credit risk for loans totaling $11.8 million with credit quality issues acquired in the July 1, 2005, merger with PennRock.

The following table summarizes period-end risk elements (in thousands):

	September 30, 2005	December 31, 2004	September 30, 2004

Non-accrual loans	$10,736	$5,428	$5,990
Foreclosed real estate	2,273	2,094	2,203
Total non-performing assets	13,009	7,522	8,193
Accruing loans 90 days past due	7	---	16
Total risk elements	$13,016	$7,522	$8,209

3. Guarantees:

Community does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Community to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that which is involved in extending loan facilities to customers. Community generally holds collateral and/or personal guarantees supporting these commitments. Community had issued $100.0 million and $36.3 million of standby letters of credit as of September 30, 2005 and December 31, 2004, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of September 30, 2005 and December 31, 2004, for guarantees under standby letters of credit issued is not material.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

4. Merger, Conversion and Restructuring Expenses

Primarily during the second quarter of 2005, Community recognized expenses for the prepayment of FHLB advances in conjunction with a balance sheet restructuring; the merger with PennRock Financial Services Corp.; and the conversion of its core operating system. The expenses totaled $8.2 million; appear on a separately captioned line in non-interest expenses on the Statement of Income; and include the following:

(a) A prepayment penalty of $6 million was incurred and paid during the second quarter as a result of retiring $60 million of FHLB advances that had a weighted average cost in excess of Community’s incremental wholesale borrowing rate and conversion features that could result in maturities beyond the stated maturity at terms not necessarily favorable to Community. No additional expenses are expected to be incurred.

(b) Merger-related expenses totaling $1.3 million year-to-date were incurred for the following: severance and retention payments to Community employees being displaced in the merger, $570,000; contract cancellations and closing of duplicate facilities, $555,000; other, $210,000. Less significant expenses for other items may be recognized in future quarters. At June 30, 2005, substantially all expenses were accrued and unpaid. During the third quarter, $412,000 in additional severance and retention expenses, combined with an offsetting reduction of $198,000 in expected contract cancellation were recognized. At September 30, 2005, accrued and unpaid expenses totaled $910,000.

(c) Conversion expenses incurred during the second quarter totaled approximately $800,000 and related to training, asset dispositions, and other costs incurred in connection with the conversion and updating of Community’s core operating system. The conversion was completed in the second quarter. At June 30, 2005, approximately $125,000 was accrued and unpaid for bonus compensation to employees involved in the conversion. During the third quarter, all accrued balances were paid. No other additional expenses are expected to be incurred.

5. Acquisition:

On July 1, 2005, Community and PennRock Financial Services Corp. (PennRock), parent company of Blue Ball National Bank (Blue Ball) completed a merger in which PennRock was merged into Community. Also on that date, Blue Ball was merged into CommunityBanks, Community’s banking subsidiary. PennRock was headquartered in Lancaster County, Pennsylvania, with 19 banking offices in Lancaster, Berks and Chester counties. Management expects the merger will enhance Community’s banking franchise by establishing a presence within the markets in those counties.

In connection with the transaction, Community acquired all of the outstanding shares of PennRock common stock for shares of Community’s common stock valued at $324 million and the exchange of stock options for Community’s options fair valued at $3.1 million. In addition, shares of PennRock valued at $44,000 owned by Community were not exchanged into Community shares, but are included in the acquisition cost.

The following table summarizes the preliminary purchase price allocation based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Assets:
Cash and due from banks	$34,564
Investment securities	250,477
Net loans	835,126
Core deposit intangible	13,135
Other assets	75,436
Total identifiable assets	$1,208,738

Liabilities:
Total deposits	$882,075
Short-term borrowings	91,010
Long-term borrowings	128,515
Other liabilities	13,196
Total liabilities	$1,114,796

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

In accordance with FAS 141, Community used the purchase method of accounting to record this transaction. The $240 million of goodwill recorded in connection with the acquisition of PennRock is calculated below. The goodwill recorded was allocated to the banking subsidiary in accordance with FAS 142 as all of the assets and liabilities acquired are related to the banking subsidiary (in thousands, except per share amounts).

Community common stock issued	10,854,435
Average purchase price per Community common share	$29.85
		$324,005
Transaction costs		6,395
Fair value of vested employee stock options		3,079
Total Purchase Price		333,479
Net Assets Acquired:
PennRock stockholders’ equity	103,690
PennRock goodwill and intangibles	(10,037)
Adjustments to reflect assets acquired at fair value:
Investments	(6,126)
Loans	(1,757)
Core deposit intangible	13,135
Bank premises	(3,482)
Deferred tax assets	2,144
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(2,110)
FHLB advances	(1,515)
		93,942
Goodwill resulting from merger		$239,537

The goodwill acquired in connection with PennRock will not be amortized for tax purposes.

Disclosed below is certain pro forma information for 2005 as if PennRock had been acquired on January 1, 2005, and for 2004 as if PennRock had been acquired at the beginning of each period presented. These results combine historical results of PennRock into Community’s consolidated statement of income. Pro forma amounts for 2005 exclude the impact of the merger, conversion and restructuring expenses. While certain adjustments have been made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the merger taken place on the indicated dates.

	Pro forma
	Three Months Ended September 30,	Nine Months Ended September 30
(in thousands, except per share data)	2004	2005	2004

Net interest income	$23,299	$75,114	$69,098
Other income	9,402	24,602	28,320
Net income	9,255	27,403	27,105
Diluted earnings per common share	$0.40	$1.16	$1.16

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

The merger with PennRock Financial Services Corp., which occurred on July 1, 2005, represents a milestone in the expansion of the Community franchise. Because of the timing of the merger, the focus of this presentation will be on comparisons of quarterly performance, with particular emphasis on the third quarter of 2005. As required under the reporting rules of the Securities and Exchange Commission, consideration will also be given to year-to-date comparisons, which are inherently less meaningful in evaluating future performance. In accordance with generally accepted accounting principles (GAAP) comparisons of year-to-date results have not been restated for the impact of the PennRock operations for the first six months of 2005 or for the nine months of 2004, rendering these comparative analyses less useful than the quarterly comparison.

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

•  Community applies a systemic methodology in order to estimate the allowance for loan losses. This methodology incorporates management’s judgments about the credit quality of the loan portfolio through a disciplined process that is consistently applied. This process requires that a detailed analysis of the loan portfolio be performed on a quarterly basis. This analysis includes a specific individual loan review for any and all loans that meet specific materiality criteria. Such loans are evaluated for impairment under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan”. The portfolio is further stratified to analyze groups of homogenous loans with similar risk characteristics. Such loans are evaluated under the provisions of SFAS No. 5 “Accounting for Contingencies”. Management considers all known relevant internal and external factors that may affect loan collectibility, as well as particular risks indigenous to specific types of lending. As a result of the acquisition of PennRock, Community also applied the provisions of Statement of Position 03-3 of the American Institute of CPA’s, which governs the treatment of the allowance for loan losses for loans with credit quality issues acquired in years after the end of 2004. The process of determining the adequacy of the allowance was further designed to consolidate the aggregate loss estimates and to ensure that the allowance for loan losses is recorded in accordance with GAAP. The final results were reviewed and approved by executive management. Results are constantly validated by a review of trends associated with loan volume, delinquencies, potential concentrations, or other factors that may influence the methodology used to estimate the allowance for loan losses.

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

Summary of Financial and Operating Results

Community reported record net income of $10.3 million in the third quarter of 2005, an increase of 83% over the same year-ago period. During the quarter, Community completed its planned integration of the former PennRock, which now operates as a separate division of Community in the Lancaster, Berks and Chester counties of south-central Pennsylvania, under the name “Blue Ball”. This merger was the largest and most strategic in the history of the franchise. Community’s core franchise now has assets of $3.3 billion with over 70 community banking offices located in central Pennsylvania and northern Maryland.

Because the merger was accounted for under the purchase accounting method for business combinations, many of the traditional metrics used to evaluate performance in a post-merger environment have undergone change. One consistent metric is earnings per share, which reached $ 0.44 per share for the quarter after absorbing the third quarter carryover of certain merger-related expenses and the non-cash amortization of intangibles arising from the merger. This performance was virtually equal to the earnings per share performance of $0.45 reported by the former Community franchise in the year-ago third quarter. The inherent nature of the purchase method of accounting has altered many of the traditional metrics used to facilitate comparisons to both prior period and peer group performances. Since the mandatory imposition of the purchase method of accounting, the accounting profession and banking industries have informally adopted a number of non-GAAP measures designed to render comparative information more useful. This presentation will, for the first time, incorporate many of these salient measures into the ongoing reporting of Community’s operating results.

During the pre-merger second quarter of 2005, Community had absorbed substantial merger, conversion and balance sheet restructuring charges that were incurred to facilitate the successful integration of the Blue Ball franchise beginning on July 1, 2005. These efforts included restructuring of the balance sheet that contributed to a substantial third quarter improvement in net interest margin, which rose to 3.89%. The restructuring included a reduction in both the investment securities portfolio and a reduction in the balances of volatile, high-cost, wholesale funding sources. Community formulated its planned reduction in wholesale funding through a “de-leverage” strategy that is described later in this presentation.

Net interest margin is a critical measure of a bank’s ability to maximize revenues from a given earning asset base and Community’s improvement exceeded 40 basis points in the post-merger, third quarter of 2005. This improvement was partially attributable to the successful implementation of the wholesale restructuring strategy. At the same time, the efficiency ratio, which measures the portion of revenue dollars that are needed to absorb operational expenses, decreased to 57.9%, a substantial improvement over the 60.4% experienced for all of 2004. The improvement in each of these measures was a direct consequence of the pre-merger plan to combine the two franchises.

Another critical element of the pre-merger planning involved the operational merger of the separate franchisees. By the end of the third quarter, Community had successfully completed a two-stage technology conversion that focused on achieving synergistic efficiencies while, at the same time, substantially eliminating the potential for customer confusion in the critical timeframe immediately following the merger. As of the end of the third quarter of 2005, Community is operating on a fully-converted, fully-integrated operating platform throughout its banking network. The completion of this effort is expected to increase the opportunity for additional expense savings in periods ending after September 30, 2005.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Primarily as a result of the merger, total loans grew 82%, while total assets and deposits grew 68% and 70%, respectively, from a year ago. Loans are now at $2.2 billion at September 30, 2005, while deposits stand at over $2.2 billion. Asset quality metrics continued to improve as net charge-offs for the combined banks were below pre-merger levels at Community. Tangible equity capital, which excludes intangible assets of $258 million, is at $225 million. Tangible equity stands at a healthy 7.41% of tangible assets. The third quarter performance resulted in a return on tangible equity of 19.21%. Return on “tangible” equity was identified as one of the more relevant measures of shareholder return for companies that have experienced substantial merger activity in periods after the mandatory application of the purchase method of accounting. This measure, which is considered a non-GAAP measure of reporting, is one of several new metrics that will be utilized to evaluate the performance of the newly-combined Community in a post merger environment.

Supplemental Reporting of Non-GAAP Results

As a result of the merger with PennRock, Community recorded $253 million of intangible assets, including $240 million of goodwill and $13 million of core deposit and other intangible assets. Community’s management believes that a supplemental presentation of results on a “net operating” or “tangible” basis provides information that will help shareholders and potential investors understand the effect of acquisition activity on reported results.

The following is a brief summary of some critical non-GAAP metrics that provide an appropriate framework for evaluating the comparative performance of Community for the three- and nine-month periods of 2005 and 2004. “Net operating” or “tangible” results exclude expenses that management considers to be “non-operating,” “Net operating” results exclude the after-tax effect of core deposit and other intangible assets amortization and the after-tax effect of merger, conversion and restructuring expenses. Similarly, “tangible” assets and “tangible” equity exclude balance sheet amounts for goodwill, core deposit and other intangible asset balances, net of applicable deferred tax amounts, as appropriate. The following is a summarized presentation of these critical non-GAAP measures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net operating (tangible) income	$11,052	$5,672	$21,916	$16,335
Average tangible assets	$3,061,813	$1,952,960	$2,361,995	$1,930,857
Average tangible equity	$228,215	$136,833	$177,374	$138,957
Operating return on average tangible assets	1.43%	1.16%	1.24%	1.13%
Operating return on average tangible equity	19.21%	16.49%	16.52%	15.70%
Tangible book value at end of period	$9.73	$11.85	$9.73	$11.85

Tangible results, including tangible assets and equity (as described herein), are not GAAP measures and a reconciliation of GAAP amounts to corresponding non-GAAP amounts is provided in Table 1 at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENT OF CONDITION—Three Months Ended September 30, 2005

Changes in the statement of condition during the third quarter of 2005 were most dramatically influenced by the acquisition of the net identifiable assets of PennRock. In order to isolate the impact of the acquisition of these assets and liabilities on the post-merger financial position of Community, a presentation was prepared to isolate the pre-merger opening balances of PennRock. The aggregate assets and liabilities acquired as a result of the PennRock merger were also influenced by the “de-leverage program”, a portion of which coincided with the acquisition of PennRock. This program was formulated via pre-merger simulations of the separate and combined financial positions of both companies.

(in thousands)	Net Assets Acquired in Merger	Effect of Purchase Accounting Adjustments		De-leverage Strategy		Pro Forma Opening PennRock Balances
Investment securities	$250,477	$	---		$(100,000)	$150,477
Loans	843,923		(1,757)		---	842,166
Other assets	106,442		9,653		---	116,095
Total assets acquired	$1,200,842		$7,896		$(100,000)	$1,108,738

Total deposits	$879,965		$2,110	$	---	$882,075
Short-term borrowings	91,010		---		(75,000)	16,010
Long-term debt	127,000		1,515		(25,000)	103,515
Other liabilities	13,196		---		---	13,196
Total liabilities acquired	$1,111,171		$3,625		$(100,000)	$1,014,796

Net assets acquired	$89,671		$4,271	$	---	$93,942

An additional analysis was prepared in an attempt to segregate the impact of “acquired” growth on the average post-merger balance sheet of Community. By segregating the growth “acquired” via the opening balances of PennRock, it is possible to provide a reasonable pro-forma estimate of the organic growth that occurred during the third quarter of 2005.

(in thousands)	Average Balance Sheet Third Qtr 2005	Less: Pro Forma Opening PennRock Balances	Adjusted Average Balance Sheet Third Qtr 2005	Average Balance Sheet Third Qtr 2004	Percent Increase (Decrease) from 2004
Significant assets acquired:
Investment securities	$632,779	$150,477	$482,302	$663,153	(27)%
Loans	2,138,081	842,166	1,295,915	1,175,562	10%
Total assets	3,316,460	1,108,738	2,207,722	1,957,935	13%

Significant liabilities acquired:
Deposits	2,248,304	882,075	1,366,229	1,313,374	4%
Short-term borrowings	56,948	16,010	40,938	59,464	(31)%
Long-term debt	476,602	103,515	373,087	399,085	(7)%

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As can be seen above, the organic growth trends in loans and deposits during the third quarter reflected growth rates similar to the trends that had been experienced by the separate companies on a pre-merger basis. Loan and deposit growth approximated 10% and 4%, respectively, on a pro-forma basis (excluding the impact of assets and liabilities acquired in the merger). These growth levels are very similar to the organic growth trends noted by the pre-merger Community for the first and second quarters of 2005.

Restructuring and De-Leverage Strategy

Late in the second quarter of 2005, Community commenced the execution of its “de-leveraging” program on the combined pro-forma balance sheets of Community. The “de-leveraging” program occurred in two phases and resulted in substantial reductions from the pre-merger levels of both investments and wholesale borrowings. The first phase commenced prior to June 30, 2005 and was followed by additional efforts after the combination. In the initial phase, management delayed reinvestment of scheduled runoff of the pre-merger investment portfolio of CommunityBanks. Such runoff facilitated the prepayment of approximately $60 million of high cost FHLB advances prior to the end of the second quarter. This phase of the program was more fully described in the Form 10-Q of Community Banks, Inc. for the period ended June 30, 2005.

In the post-merger environment, management continued it’s programmed de-leverage strategy within the newly-combined entity. This second phase was funded through the planned liquidation of the acquired PennRock investment portfolio. The proceeds from the liquidation resulted in both: (1) additional prepayment of wholesale borrowing positions and; (2) reinvestment of remaining liquidation proceeds to incrementally restructure the combined, post-merger investment portfolio. All balance sheet management efforts, including the “de-leverage” strategy, occur in a dynamic environment, making it difficult to precisely isolate the impact of the discrete phases of the “de-leverage” program. It is clear, however, that as a result of this program, the post-combination balance sheet of Community is composed of: (1) a substantially lower mix of investment balances and; (2) reduced dependence on volatile, high cost sources of funding. Community’s proactive approach to balance sheet management in the pre- and post-merger environments was intended to maximize the performance of the combined entity and to formulate an interest rate risk posture that would be more responsive to the potential adverse consequences of a changing interest rate environment on investment yields and funding costs.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENT OF CONDITION—Nine Months ended September 30, 2005 and 2004

Year-to date balances for the nine months of 2005 were impacted less dramatically by the PennRock acquisition as compared to the impact on third quarter results. This is to be expected since average balances for six of the first nine months of 2005 (as well as the full nine months of 2004) were unaffected by the July 1 merger. Increases in average balances were, however, directionally consistent with the third quarter comparisons. The average balance sheets for the nine months ended September 30, 2005 and 2004 were as follows (dollars in thousands):

	September 30,		Change
	2005	2004	Volume	%
Cash and due from banks	$43,143	$36,19235,187	$6,951	19%
Federal funds sold and other	67,706	8,124	59,582	733%
Investments	609,754	678,865	(69,111)	(10)%
Loans held for sale	2,348	3,006	(658)	(22)%
Loans	1,548,283	1,138,093	410,190	36%
Allowance for loan losses	17,530	14,025	3,505	25%
Net loans	1,530,753	1,124,068	406,685	36%
Goodwill and identifiable intangibles	89,136	4,858	84,278	1735%
Other assets	108,291	80,602	27,689	34%

Total assets	$2,451,131	$1,935,715	$515,416	27%

Noninterest-bearing deposits	$241,831	$174,611	$67,220	38%
Interest-bearing deposits	1,411,891	1,118,495	293,396	26%
Short-term borrowings	41,706	62,763	(21,057)	(34)%
Long-term debt	442,153	391,387	50,766	13%
Subordinated debt	30,928	30,928	---	---
Other liabilities	16,677	13,716	2,961	22%

Total liabilities	2,185,186	1,791,900	393,286	22%

Stockholders’ equity	265,945	143,815	122,130	85%

Total liabilities and stockholders’ equity	$2,451,131	$1,935,715	$515,416	27%

The growth in year-to-date balances for the nine month periods was most significantly influenced by (1) balances acquired in the merger and by (2) the impact of the de-leveraging strategy. Organic growth trends on a year to date basis were similar to those noted in the analysis of the third quarter results.

Average loans reached $1.5 billion for the nine months ended September 30, 2005, a 36% increase over the $1.1 billion of average loans recorded for the nine months ended September 30, 2004. The following table provides a summary of the changes in the various categories of loans (dollars in thousands):

			Change
	2005	2004	Amount	%
Commercial	$533,916	$405,534	$128,382	32%
Commercial real estate	489,780	298,111	191,669	64%
Residential real estate	119,234	96,162	23,072	24%
Consumer	405,353	338,286	67,067	20%
Total	$1,548,283	$1,138,093	$410,190	36%

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The mix of the various categories of loans was substantially similar in both periods, with a slightly higher mix of commercial real estate loans and a lower mix of consumer loans. These changes can be attributed to the relatively higher mix of commercial real estate loans and lower mix of consumer loans acquired from PennRock. Generally speaking, however, the composition of Community’s loan mix remained remarkably unchanged as a result of the addition of PennRock, including the overall risk profile of the portfolio.

Deposit balances remain the primary source of funding and Community recognized growth of 28%, as indicated by the following summary of average balances for the nine months ended September 30 (dollars in thousands):

			Change
	2005	2004	Amount	%
Demand	$241,831	$174,611	$67,220	38%
Savings & NOW accounts	627,710	496,532	131,178	26%
Time	645,259	508,544	136,715	27%
Time $100,000 or more	138,922	113,419	25,503	22%
	$1,653,722	$1,293,106	$360,616	28%

Deposit growth occurred primarily in savings and NOW deposits, more specifically in Community’s new Prime Money Market account which offers rates linked to changes in the prime rate, and in retail time deposits. Time deposit growth occurred principally in certificates with duration under two years as depositors responded to increasing rates in these categories. While underlying trends continue to reflect consumer preferences for some measure of liquidity, longer term certificates of deposit experienced some growth during the first nine months of 2005 compared to the relative stability experienced throughout 2004.

Deposit growth in 2005 was used to fund loans as, in preparation for the merger with PennRock, scheduled investment runoff was used to build up liquidity that would allow for the post-merger liquidation of wholesale funding positions. The buildup in liquidity, which was substantially ameliorated by the end of the third quarter, was reflected in the increased average balances of “Federal Funds Sold and Other.”

As noted in the quarter-to-quarter comparisons, short-term borrowings decreased as Community gradually reduced its dependence on selected short-term funding sources that are more sensitive to increases in short term interest rates. As a result of the restructuring in both late June 2005 and in the post-merger environment, long-term borrowings were reduced and served to partially offset general increases in the cost of other funding sources.

Increases in goodwill and identifiable intangible assets, other assets, and stockholders’ equity were primarily attributable to the July 1 merger with PennRock.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS-- Quarter ended September 30, 2005, compared to quarter ended September 30, 2004

Net interest income is the largest source of revenue for most bank holding companies. Comparisons of quarterly performance for the post-merger Community to the year-ago third quarter reflect a substantial increase in both absolute net income and an expansion of net interest margin. The improvement in margin was related to the balance sheet restructuring while the increase in absolute net interest income reflects the higher earnings asset base and the favorable impact of higher interest rates on asset yields.

Net Interest Income

Net Interest Margin - Quarter to Date

(dollars in thousands)	September 30, 2005			September 30, 2004
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest- bearing deposits in banks	$100,263	$857	3.39%	$6,013	$22	1.46%
Investment securities	632,779	8,760	5.49%	663,153	8,854	5.31%
Loans - commercial	740,034	12,665	6.79%	420,252	6,034	5.71%
- commercial real estate	731,449	12,135	6.58%	308,927	4,667	6.01%
- residential real estate	176,263	2,731	6.15%	95,693	1,559	6.48%
- consumer	492,367	8,141	6.56%	351,181	5,704	6.46%
Total earning assets	$2,873,155	$45,289	6.25%	$1,845,219	$26,840	5.79%

Deposits - savings and NOW accounts	$850,801	$3,048	1.42%	$515,917	$1,139	0.88%
- time	1,040,770	7,945	3.03%	615,023	4,530	2.93%
Short-term borrowings	56,948	452	3.15%	59,464	202	1.35%
Long-term debt	476,602	5,109	4.25%	399,085	4,655	4.64%
Subordinated debt	30,928	527	6.76%	30,928	408	5.25%
Total interest-bearing liabilities	$2,456,049	$17,081	2.76%	$1,620,417	$10,934	2.68%

Interest income to earning assets			6.25%			5.79%
Interest expense to paying liabilities			2.76%			2.68%

Interest spread			3.49%			3.11%
Impact of non-interest funds			0.40%			0.32%
Net interest margin		$28,208	3.89%		$15,906	3.43%

At the beginning of the third quarter, the interest rate environment was influenced by an atmosphere of heightened uncertainty and volatility. Despite the combination of inflationary concerns that were triggered by both the increasing price of oil and consistent Fed increases in short term interest rates, long term rates reflected little change. At the same time, certain longer-term benchmark rates, including those on the five-year and ten-year Treasury notes, briefly declined. These dynamics facilitated an overall flattening of the yield curve. As the oil situation continued to deteriorate, the onset of the hurricane season brought unprecedented devastation to particular segments of the country, most notably in areas surrounding New Orleans, Louisiana and Houston, Texas. These unfortunate weather trends not only wreaked devastation on personal lives of residents and commercial activity along the Gulf Coast, it also had the effect of temporarily damaging the oil-producing infrastructure in these vital regions. These conditions further exacerbated the already high cost of energy. By the end of the third quarter, political, economic, and environmental considerations all seemed to point to a high probability of increased inflationary pressure and interest rate trends again began to yield to upward pressure. Such trends, however, did not include an increase in the slope of the yield curve, which continued to flatten. As a whole, the banking industry would expect that a prolonged period with a flat yield curve would increase the likelihood of compression in net interest margin and net interest income. Community has positioned its interest rate risk posture to benefit from a rise in interest rates. A prolonged period with a flat yield curve environment, however, is likely to make substantial increases in income from interest rate spread problematic.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income totaled $45.3 million in 2005, or 68.7% more than the $26.8 million recorded in 2004. Earnings assets grew approximately 50% as a result of the PennRock merger. Overall growth in earning assets was accompanied by an increase of 46 basis points in earning asset yields, from 5.79% in 2004 to 6.25% in 2005. This reflected increases in short term interest rates traceable to the steadily tightening Fed monetary policy that began in the second half of 2004.

Interest expense on deposits and borrowings increased from $10.9 million in 2004 to $17.1 million in 2005 as a result of increases in both average rates paid and average balances. Average balances increased approximately 50% from the PennRock merger. The average rate paid increased from 2.68% to 2.76%, reflecting the overall increase in rates since mid-2004. Increases in the cost of funding were mitigated by the reduced dependence on high cost, wholesale funding, principally a reduction in convertible FHLB Advances. Short-term borrowings also decreased as Community gradually reduced its exposure to interest sensitive short-term funding sources that are susceptible to increases in short term interest rates. Earlier in 2005, management extended maturities of certain short term funding sources in order to mitigate the impact of rising rates on future funding costs.

Net interest spread improved dramatically in comparing the third quarter of 2005 to the same period in 2004. When coupled with the increased contribution from non-interest funding sources, net interest margin increased from 3.43% to 3.89%, due to both the reduction in high-cost wholesale funding and improved asset repricing.

Provision for Loan Losses

The provision for loan losses reached $400,000 in the third quarter and, while it was less than the $750,000 expense recognized in the same quarter last year, was significantly in excess of actual net charge-offs of $78,000. The allowance for credit losses to loans ratio reached 1.05% from 1.19% at the end of 2004. The relationship of the allowance to loans was reduced primarily as a result of the application of the AICPA Statement of Position 03-3, which requires attribution of specific credit risk to certain loans acquired as a result of a merger. This attribution of credit risk limited the amount of the allowance which could be transferred as a consequence of the merger, instead requiring an attribution to specific loans with identifiable adverse risk characteristics. In general terms, the risk profiles of the acquired loan portfolio of PennRock was similar to that of the pre-merger Community and the combination of the two banks only solidified Community’s already favorable asset quality position.

Non-Interest Income

Non-interest income, excluding investment securities gains, increased 33%, to $7.8 million for the quarter ended September 30, 2005, an increase from the $5.9 million in the year ago third quarter. Changes between the two periods were also influenced by the addition of the PennRock revenue stream. During the third quarter, Community finalized its exit from one of the acquired non-banking businesses of PennRock. This business, which was not material to the operation of either pre-merger PennRock or post-merger Community, had provided certain retirement plan administrative services and was discontinued in connection with the merger.

Investment management and trust services income totaled $796 thousand, an increase of $353 thousand. The majority of the increase in this revenue stream was related to the addition of the trust operation of the former PennRock, which had in excess of $300 million in assets under management.

Income from service charges on deposit accounts increased 40%, from $2.0 million in 2004 to $2.8 million in 2005. Prior to the merger, each of the predecessor banks had successfully implemented programs to provide certain overdraft privileges to pre-approved customers on a fee for service basis.

Insurance commission income reported for 2005 totaled $825 thousand, an increase of $117 thousand from 2004. This improvement stems from the ongoing expansion of agency commissions from property and casualty programs offered through Community’s insurance agency subsidiary, and from title insurance operations. Increases from the title business, however, have been more subdued in recent periods due, in large measure, to more modest mortgage refinancing activity. Revenue from mortgage banking increased only $102 thousand, to $660 thousand in 2005 from $558 thousand in 2004, despite the addition of

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the activity from the PennRock distribution network. This reduced rate of growth was also affected by less robust mortgage refinancing activity.

Other service charges, commissions and fees; earnings on investment in life insurance; and other income increased in 2005 from 2004, primarily reflecting activity generated from the PennRock merger. In the third quarter of 2004, Community recognized a gain of $725,000 on its credit card portfolio, which was included in Other Income.

Non-Interest Expenses

Operating expenses for the third quarter of 2005 represent the first full quarter of combined operations of pre-merger Community and PennRock. The full operational consolidation of PennRock did not occur until August 31, 2005 as both banks were operating on discrete platforms until the system merger was completed. The expense-saving initiatives occurred on a progressive basis throughout the quarter. It is anticipated that the fourth quarter of 2005 will represent the first full quarter of operational savings that can be attributed to the consolidation of the Community/ PennRock franchises. In order to provide more meaningful comparisons of operating trends, the following analysis was prepared to exclude an estimate of the incremental expenses added from PennRock. This analysis will facilitate a more cogent comparison of adjusted third quarter expenses in 2005 to the third quarter of 2004 by isolating the increase in “core expenses.”

			Comparison
(in thousands)	Third Qtr 2005 Non-interest Expenses	Less: Estimated Pro Forma PennRock Expenses	Adjusted Third Qtr 2005 Non-interest Expenses	Third Qtr 2004 Non-interest Expenses	Percent Increase (Decrease) from 2004
Salaries and employee benefits	$11,808	$4,500	$7,308	$6,975	5%
Net occupancy	3,364	1,000	2,364	2,039	16%
Marketing expense	528	200	328	611	(46)%
Telecommunications expense	309	100	209	318	(34)%
Amortization of intangibles	641	---	641	40	NM*
Other	4,186	1,700	2,486	2,547	(2)%
Subtotal	20,836	7,500	13,336	12,530	6%
Merger, conversion and restructuring expenses	248	---	248	---	NM*
Total non-interest expenses	$21,084	$7,500	$13,584	$12,530	8%

* Not Meaningful

As can be seen from the above presentation, salary and benefit costs grew 5% after eliminating the incremental salary costs from employees added in the PennRock transaction. In order to accommodate the accelerated centralization of dual functions at the two banks, Community experienced temporary expense increases. These temporary increases resulted from the need to hire and train incremental staff to absorb incremental volume previously absorbed by those personnel to be displaced at PennRock. It is anticipated that the incremental salary growth rate will begin to more fully reflect merger-related staffing savings in the fourth quarter of 2005 and into 2006. Additionally, Community is currently exploring opportunities to blend the various benefit plans of the two banks at the end of 2005. Until these plans are fully combined at the end of 2005, economy of scale savings will be temporarily constrained.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Occupancy expenses continue to increase at a pace consistent with the branch expansion efforts. During the first 9 months of 2005, Community opened a total of four additional offices with a fifth scheduled for opening in the fourth quarter. Community has followed a pattern of steady de novo expansion. This steady pattern of branch expansion has a tendency to “front load” occupancy and salary costs as the new offices reach their critical mass. Office expansion during 2005 is substantially ahead of 2004 as openings planned for 2004 were delayed.

Pre-merger Community had implemented a more aggressive marketing approach throughout 2004, some of which was designed to emphasize image promotion in markets where the franchise was less well known. Expenditures for marketing were significantly reduced in the third quarter of 2005 as the newly-formed franchise evaluated combined advertising dollars in a manner which maximizes associated benefits. Given that both Community and the Blue Ball division operate in distinct markets with different names for the foreseeable future, it is anticipated that positional marketing will remain constant, but will be accompanied by more efficient centralized delivery of marketing services within the total franchise.

Third quarter expenses also included the first full quarter of amortization of the core deposit intangible, which arose as a consequence of the merger.

Income Taxes

Income tax expense for the quarter ended September 30, 2005, totaled $2.4 million, resulting in an effective tax rate of 19.1%, which was similar to the effective rate of 19.6% for 2004. The relative mix of tax exempt income influences the effective income tax rate.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS- Nine months ended September 30, 2005, compared to nine months ended September 30, 2004

The following table compares net interest income and net interest margin components between the first nine months of 2005 and 2004 (dollars in thousands):

Net Interest Margin - Year to Date

	September 30, 2005			September 30, 2004
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest- bearing deposits in banks	$67,706	$1,591	3.14%	$8,124	$61	1.00%
Investment securities	609,754	25,349	5.56%	678,865	26,820	5.28%
Loans - commercial	533,916	26,109	6.54%	405,534	17,132	5.64%
- commercial real estate	489,780	23,616	6.45%	298,111	13,450	6.03%
- residential real estate	119,234	5,702	6.39%	96,162	4,808	6.68%
- consumer	407,257	19,925	6.53%	340,820	16,693	6.54%
Total earning assets	$2,227,647	$102,292	6.14%	$1,827,616	$78,964	5.77%

Deposits - savings and NOW accounts	$627,710	$6,081	1.30%	$496,532	$3,155	0.85%
- time	784,181	17,873	3.05%	621,963	13,647	2.93%
Short-term borrowings	41,706	809	2.59%	62,763	524	1.12%
Long-term debt	442,153	14,811	4.48%	391,387	13,664	4.66%
Subordinated debt	30,928	1,481	6.40%	30,928	1,163	5.02%
Total interest-bearing liabilities	$1,926,678	$41,055	2.85%	$1,603,573	$32,153	2.68%

Interest income to earning assets			6.14%			5.77%
Interest expense to paying liabilities			2.85%			2.68%

Interest spread			3.29%			3.09%
Impact of non-interest funds			0.38%			0.33%
Net interest margin		$61,237	3.67%		$46,811	3.42%

Interest income totaled $102.3 million for the first nine months of 2005 and reflected a 30% improvement from the $79.0 million recorded in the same period of 2004. At the same time, interest expense rose to $41.1 million in 2005 versus $32.2 million in 2004, an increase of 28%. The net effect was that net interest income rose to $61.2 million for the first nine months of 2005 compared to $46.8 million for the same period of 2004, an increase of 31%. Net interest income was influenced by a number of factors, including changes in the interest rate environment and the July 1 PennRock merger, which increased both earning assets and interest-bearing liabilities by approximately 15%.

In the face of steadily flattening yield curve, net interest income did exhibit meaningful growth. Loans, deposit and overall asset volumes grew largely from the addition of the three months of volume from the former PennRock network and organic growth trends previously described. The buildup of liquidity from both phases of the de-leverage program obviated the need to aggressively price certificates of deposit to meet loan demand, the net effect of which also contributed to a slowdown in asset and deposit growth.

Provision for Loan Losses

Credit quality has exhibited ongoing stability for several years. The provision for loan losses decreased from $2.4 million for the nine months ended September 30, 2004, to $1.7 million for same period of 2005. The relationship of the allowance for loan losses to loans decreased to 1.05% at September 30, 2005, and included the impact of the application of AICPA SOP 03-3 as noted in the earlier comparison of quarterly results of operations. The provision and the level of the allowance both reflected

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Community’s response to changing credit quality patterns and to risks inherent in Community’s growing portfolio. Net charge-offs during the first nine months of 2005 were $416 thousand, or 0.04% of average loans annualized, compared to $1.1 million, or 0.13% of average loans in 2004. This benign level of net charge-offs continues to illustrate the intrinsic risk profile of the combined loan portfolio.

Non-Interest Income

Excluding investment securities gains, non-interest income for the nine months ended September 30, 2005, increased $2.9 million, or 19%, from 2004. Over the last several years, Community has expanded and enhanced traditional fee-based banking services and developed new financial service offerings to provide steady growth in this revenue source. Like the comparisons of quarterly performance, the non-interest income comparisons were most significantly influenced by the addition of revenues from the PennRock network of offices. Mortgage banking activities and other income experienced declines as noted in the quarterly comparisons.

The most notable change in non-interest income was the severe reduction in income from the sale of investment securities. In the first quarter of 2004, the pre-merger CommunityBanks had reflected nearly $2.3 million in gains from the sale of banks stocks while no similar gains were reflected in 2005.

Non-Interest Expenses

Excluding the merger, conversion and restructuring charges, non-interest expenses reached $46.7 million for the first nine months of 2005, an increase of 25% from the $37.4 million recorded in 2004. The merger, conversion and restructuring charges aggregated $8 million. These expenses, when combined with the additional third quarter expenses from the combination of the PennRock franchise produced a significant increase in expenses. As with the quarter-to-quarter presentation, Community estimated the impact of the third quarter expenses added from the former PennRock franchise and excluded them from year-to-date results. After this adjustment, core operating expenses were deemed to grow 5% from the levels in the nine month period ended September 30, 2004. The following table is a summary presentation of adjusted year-to-date expenses compared to the same period of 2004:

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

			Comparison
(in thousands)	9/30/2005 Year-to-Date Non-interest Expenses	Less: Estimated Pro Forma PennRock Expenses	Adjusted 9/30/2005 Year-to-date Non-interest Expenses	9/30/2004 Year-to-date Non-interest Expenses	Percent Increase (Decrease) from 2004
Salaries and employee benefits	$26,537	$4,500	$22,037	$20,851	6%
Net occupancy	7,788	1,000	6,788	6,217	9%
Marketing expense	1,439	200	1,239	1,900	(35)%
Telecommunications expense	870	100	770	979	(21)%
Amortization of intangibles	728	---	728	119	NM*
Other	9,322	1,700	7,622	7,309	4%
Subtotal	46,684	7,500	39,184	37,375	5%
Merger, conversion and restructuring expenses	8,205	---	8,205	---	NM*
Total non-interest expenses	$54,889	$7,500	$47,389	$37,375	27%

* Not Meaningful

Aside from the growth attributed to the addition of PennRock in the third quarter, the largest change in expenses was merger, conversion and restructuring charges. These charges included three separate components; a $6 million prepayment penalty, $1.3 million of merger expense, and nearly $1 million of expense related to the implementation of a common operating system.

•
The prepayment penalty of $6 million was incurred to retire $60 million of FHLB advances that had a weighted average cost of 6.29% and a weighted average maturity of nearly 5 years. These advances had conversion features that could result in maturities beyond the stated maturity at terms not necessarily favorable to Community. The 6.29% cost of funds on the retired advances was well in excess of Community’s incremental wholesale borrowing rate, and made the prepayment advantageous in advance of the impending merger.

•
The charges also included merger expenses of $1.3 million which related principally to severance and retention payments to Community employees being displaced in the merger. Additional expenses also included those associated with contract cancellations and closing of duplicate facilities. Substantially all of the expected merger-associated expenses were recognized in the second quarter.

•
The final component of the charges consisted of conversion expenses totaling $800 thousand that related to training, asset dispositions, and other costs incurred in connection with the conversion and updating of Community’s core operating system. As of September 1, 2005, Community and PennRock began operating on the same, fully-integrated core platform.

Income Taxes

Income tax expense for 2005 totaled $3.4 million, an effective tax rate of 18.8%, which is Community’s estimated effective rate for 2005. The effective rate in 2004 was 18.7%. The relative mix of tax exempt to taxable income influences the effective income tax rate and remains the primary reason for the difference between the effective tax rate and the statutory federal tax rate for corporations.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL

Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. Regulatory capital guidelines are based on a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. The following table provides the risk-based capital positions of Community and its banking subsidiary, CommunityBanks, at September 30, 2005, along with a comparison to the various current regulatory capital requirements:

	September 30, 2005	Regulatory Minimum	“Well Capitalized”
Leverage ratio
Community Banks, Inc.	8.2%	4%	5%
CommunityBanks	8.0%	4%	5%

Tier 1 capital ratio
Community Banks, Inc.	10.0%	4%	6%
CommunityBanks	9.7%	4%	6%

Total risk-based capital ratio
Community Banks, Inc.	10.9%	8%	10%
Community Banks	10.6%	8%	10%

At September 30, 2005, total stockholders’ equity reflected accumulated other comprehensive income of $1.4 million compared to accumulated other comprehensive income of $3.2 million at December 31, 2004. This decrease can be attributed to the change in the unrealized gain on investment securities available for sale, net of taxes.

To complete the acquisition of PennRock on July 1, 2005, Community issued 10,854,000 shares of common stock to PennRock shareholders resulting in an addition of $324 million to stockholders’ equity. The value ascribed to the common shares issued was based on the average market price of Community’s common stock over the 2-day period before and after the terms of the merger were agreed to and announced by Community and PennRock.

In August, 2005, the Board of Directors approved a Stock Repurchase Program under which Community could repurchase up to 500,000 shares of outstanding stock. Approximately 300,000 shares had been repurchased by the end of the third quarter and the program was completed shortly thereafter. The Board of Directors approved an additional Stock Repurchase Program for up to 750,000 shares on October 25, 2005.

CONTRACTUAL OBLIGATIONS

Significant contractual obligations at September 30, 2005, are summarized in the following table and include obligations incurred in the PennRock merger (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$457,728	$82,102	$77,749	$75,063	$222,814
Operating lease obligations	14,887	1,525	2,480	2,224	8,658
Subordinated debt	30,928	---	---	---	30,928
Time deposits	1,029,874	555,732	325,759	146,354	2,029

Total	$1,533,417	$639,359	$405,988	$223,641	$264,429

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OFF-BALANCE SHEET COMMITMENTS

Financial instruments with off-balance sheet risk at September 30, 2005, are as follows and include commitments incurred in the PennRock merger (in thousands):

Contract Amount
Commitments to fund loans	$131,742
Unused lines of credit	$358,550
Standby letters of credit	$100,000
Unadvanced portions of construction loans	$120,841

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table 1: Reconciliation of GAAP to Non-GAAP Measures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income statement data:

Net income
Net income	$10,332	$5,646	$14,680	$16,258
Amortization of core deposit and other intangible assets (1)	519	26	590	77
Merger, conversion and restructuring expenses (1)	201	---	6,646	---
Net operating (tangible) income	$11,052	$5,672	$21,916	$16,335

Balance sheet data:

Average assets
Average assets	$3,316,460	$1,957,935	$2,451,131	$1,935,715
Goodwill	(239,395)	(3,513)	(83,043)	(3,369)
Core deposit and other intangible assets	(15,252)	(1,462)	(6,093)	(1,489)
Deferred taxes	---	---	---	---
Average tangible assets	$3,061,813	$1,952,960	$2,361,995	$1,930,857

Operating return on average tangible assets	1.43%	1.16%	1.24%	1.13%

Average equity
Average equity	$481,185	$141,808	$265,945	$143,815
Goodwill	(239,395)	(3,513)	(83,043)	(3,369)
Core deposit and other intangible assets	(15,252)	(1,462)	(6,093)	(1,489)
Deferred taxes	1,677	---	565	---
Average tangible equity	$228,215	$136,833	$177,374	$138,957

Operating return on average tangible equity	19.21%	16.49%	16.52%	15.70%

At end of quarter:
Total assets
Total assets	$3,291,232	$1,955,811	$3,291,232	$1,955,811
Goodwill	(243,107)	(3,513)	(243,107)	(3,513)
Core deposit and other intangible assets	(14,951)	(1,523)	(14,951)	(1,523)
Deferred taxes	---	---	---	---
Total tangible assets	$3,033,174	$1,950,775	$3,033,174	$1,950,775

Total equity
Total equity	$480,960	$149,419	$480,960	$149,419
Goodwill	(243,107)	(3,513)	(243,107)	(3,513)
Core deposit and other intangible assets	(14,951)	(1,523)	(14,951)	(1,523)
Deferred taxes	1,746	---	1,746	---
Total tangible equity	$224,648	$144,383	$224,648	$144,383

Tangible book value at end of period	$9.73	$11.85	$9.73	$11.85

(1) Net of related tax effect

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

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at September 30, 2005.

Interest Rate Sensitivity
Dollars in thousands	1-90 days	90-180 days		180-365 days		1 year or more		Total

Assets
Federal funds sold	$12,426	$	---	$	---	$	---	$12,426
Interest-bearing deposits in other banks	24,956		---		---		---	24,956
Loans held for sale	---		---		---		2,944	2,944
Investment securities	95,978		33,189		70,199		438,230	637,596
Loans(1)	863,843		95,744		172,199		1,033,644	2,165,430
Earning assets	997,203		128,933		242,398		1,474,818	2,843,352
Non-earning assets	578		578		1,095		445,629	447,880
Total assets	$997,781		$129,511		$243,493		$1,920,447	$3,291,232
Liabilities
Savings	$319,624	$	---	$	---		$536,399	$856,023
Time	120,164		100,933		236,578		396,188	853,863
Time in denominations of $100,000 or more	32,074		16,644		50,861		76,432	176,011
Short-term borrowings	58,087		---		---		---	58,087
Long-term debt	26,757		1,769		53,577		375,625	457,728
Subordinated debt	23,196		---		---		7,732	30,928
Interest bearing liabilities	579,902		119,346		341,016		1,392,376	2,432,640
Other liabilities and equity	10,766		10,768		21,533		815,525	858,592
Total liabilities and equity	$590,668		$130,114		$362,549		$2,207,901	$3,291,232

(1) Includes non-accrual loans.

Interest Sensitivity GAP
Dollars in thousands	1-90 days	90-180 Days	180-365 days

Periodic	$407,113	$(603)	$(119,056)
Cumulative		406,510	287,454
Cumulative GAP as a percentage of total assets	12.37%	12.35%	8.73%

The GAP between interest-earning assets and interest-bearing liabilities maturing or repricing within one year approximated 8.7% at September 30, 2005, and was comparable to the 10.3% GAP at December 31, 2004.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4. Controls and Procedures

Under the supervision and with the participation of Community’s management, including its Chief Executive Officer and Chief Financial Officer, Community has evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Community’s disclosure controls and procedures are adequate and effective to ensure that material information relating to Community and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared. There have not been any changes in Community’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Community’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2005, the following shares were purchased as part of Community’s Share Repurchase Program and Community did not sell any unregistered securities.

	Shares Purchased	Average Price Paid Per Share	Shares Purchased as part of Repurchase Program	Capacity to Purchase More Shares

07/1/05-07/31/05	---	---	---	87,934
08/1/05-08/31/05	166,600	$27.75	166,600	366,400
09/1/05-09/30/05	172,300	$27.47	172,300	194,100

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

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
Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1, attached to Community’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005)

3.2	Amended By-Laws (Incorporated by reference to Exhibit 3.2, attached to Community’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 15, 2003)
10
Long Term Incentive Plan Stock Option Agreement with Melvin Pankuch (Incorporated by reference to Exhibit 10, attached to Community’s Current Report on Form 8-K filed with the Commission on August 8, 2005.)

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

COMMUNITY BANKS, INC.
(Registrant)

Date	November 9, 2005	/s/	Eddie L. Dunklebarger
Eddie L. Dunklebarger
Chairman and President
(Chief Executive Officer)

Date	November 9, 2005	/s/	Donald F. Holt
Donald F. Holt
Executive Vice President
(Chief Financial Officer)

EXHIBIT INDEX

2
Merger agreement between Community Banks, Inc. and PennRock Financial Services Corp., dated November 16, 2004 (Incorporated by reference to Exhibit 10.1, attached to Community’s Current Report on Form 8-K, filed with the Commission on November 22, 2004)

3.1
Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1, attached to Community’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005)

3.2	Amended By-Laws (Incorporated by reference to Exhibit 3.2, attached to Community’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Commission on May 15, 2003)
10
Long Term Incentive Plan Stock Option Agreement with Melvin Pankuch (Incorporated by reference to Exhibit 10, attached to Community’s Current Report on Form 8-K filed with the Commission on August 8, 2005.)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)