Form 10-Q
period 2006-03-31
COMMUNITY BANKS INC /PA/
filed 2006-05-10
CIK 714710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

001-11663
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

 Number of shares outstanding as of April 30, 2006

CAPITAL STOCK-COMMON	23,832,000
(Title of Class)	(Outstanding Shares)

COMMUNITY BANKS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands except per share data)

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)

Cash and due from banks	$74,297	$76,820
Federal funds sold	9,279	---
Cash and cash equivalents	83,576	76,820
Interest-bearing deposits in other banks	75,870	4,423
Investment securities, available for sale	565,741	605,555
Investment securities, held to maturity (fair value approximates $22,615 and $22,563)	23,040	23,030
Loans, net of allowance for loan losses of $23,310 and $22,965	2,263,510	2,214,100
Premises and equipment, net	43,380	43,283
Goodwill and other intangible assets	258,359	259,080
Accrued interest receivable and other assets	108,086	106,139
Total assets	$3,421,562	$3,332,430

LIABILITIES

Deposits
Non-interest bearing	$364,030	$375,835
Interest bearing	2,009,835	1,918,532
Total deposits	2,373,865	2,294,367
Short-term borrowings	55,005	87,253
Long-term debt	443,275	430,719
Subordinated debt	51,548	30,928
Accrued interest payable and other liabilities	22,282	12,490
Total liabilities	2,945,975	2,855,757

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; 500,000 shares
authorized; no shares issued and outstanding	---	---
Common stock, $5.00 par value; 50,000,000 shares
authorized; 24,478,000 and 23,314,000 shares issued	122,392	116,572
Surplus	372,178	347,827
Retained Earnings	2,420	27,031
Accumulated other comprehensive loss, net of tax	(4,368)	(3,779)
Treasury stock; 647,000 and 399,000 shares, at cost	(17,035)	(10,978)
Total stockholders’ equity	475,587	476,673
Total liabilities and stockholders’ equity	$3,421,562	$3,332,430

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share data)
	Three Months Ended
	March 31,
	2006	2005
INTEREST INCOME:
Loans, including fees	$39,101	$19,058
Investment securities:
Taxable	4,413	4,249
Tax exempt	2,368	2,184
Dividends	614	541
Other	393	151
Total interest income	46,889	26,183

INTEREST EXPENSE:
Deposits	13,421	6,060
Short-term borrowings	696	157
Long-term debt	5,111	4,817
Subordinated debt	797	459
Total interest expense	20,025	11,493
Net interest income	26,864	14,690
Provision for loan losses	500	550
Net interest income after provision for loan losses	26,364	14,140

NON-INTEREST INCOME:
Investment management and trust services	1,013	414
Service charges on deposit accounts	2,531	1,793
Other service charges, commissions and fees	1,700	1,010
Insurance premium income and commissions	928	902
Mortgage banking activities	468	515
Earnings on investment in life insurance	656	399
Investment security gains	283	51
Other	805	126
Total non-interest income	8,384	5,210

NON-INTEREST EXPENSES:
Salaries and employee benefits	11,418	7,293
Net occupancy	3,512	2,148
Marketing expense	575	445
Telecommunications expense	551	304
Amortization of intangibles	654	44
Other	3,823	2,425
Total non-interest expenses	20,533	12,659

Income before income taxes	14,215	6,691
Income taxes	3,646	1,204
Net income	$10,569	$5,487

CONSOLIDATED PER SHARE DATA
Basic earnings per share	$0.44	$0.43
Diluted earnings per share	$0.44	$0.42
Dividends declared	$0.19	$0.16

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006 and 2005
(Unaudited: Dollars in Thousands)

	Outstanding	Common		Retained	Accumulated Other Comprehensive	Treasury	Total
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2005	12,236	$62,107	$73,304	$18,134	$3,211	$(4,415)	$152,341
Comprehensive income (loss):
Net income				5,487			5,487
Unrealized loss on securities, net of reclassification adjustment and tax effect					(5,471)		(5,471)
Change in unfunded pension liability, net of tax					(90)		(90)
Total comprehensive income (loss)							(74)
Cash dividends ($0.16 per share)				(2,093)			(2,093)
Exercise of common stock options and issuances under stock purchase plan	76	(4)		(299)		1,817	1,514
Tax benefits from employee stock transactions			70				70

Balance, March 31, 2005	12,312	$62,103	$73,374	$21,229	$(2,350)	$(2,598)	$151,758

Balance, January 1, 2006	22,915	$116,572	$347,827	$27,031	$(3,779)	$(10,978)	$476,673
Comprehensive income (loss):
Net income				10,569			10,569
Unrealized loss on securities, net of reclassification adjustment and tax effect					(589)		(589)
Total comprehensive income							9,980
Cash dividends ($0.19 per share)				(4,545)			(4,545)
5% stock dividend	1,133	5,820	24,162	(29,982)			---
Purchases of treasury stock	(264)					(7,349)	(7,349)
Exercise of common stock options and issuances under stock purchase plan	47			(653)		1,292	639
Compensation and tax benefits from employee stock transactions			189				189

Balance, March 31, 2006	23,831	$122,392	$372,178	$2,420	$(4,368)	$(17,035)	$475,587

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Three Months Ended
	March 31,
	2006	2005

Operating Activities:
Net income	$10,569	$5,487
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	500	550
Depreciation and amortization	1,817	840
Stock option expense	118	---
Net amortization of securities	144	281
Realized gains on sales of available-for-sale securities, net	(283)	(51)
Loans originated for sale	(1,335)	(1,974)
Proceeds from sales of loans held for sale	711	1,115
Gains on loan sales	(14)	(47)
Earnings on investment in life insurance	(656)	(399)
Net change in other assets	(407)	(2,294)
Net change in accrued interest payable and other liabilities	9,791	1,205
Tax benefits from employee stock transactions	---	70
Net cash provided by operating activities	20,955	4,783

Investing Activities:
Net change in interest-bearing deposits in other banks	(71,447)	1,175
Activity in available-for-sale securities:
Sales	38,557	14,678
Maturities, prepayments and calls	13,030	16,773
Purchases	(12,585)	(11,722)
Maturities, prepayments and calls in investment securities held to maturity	(8)	---
Net increase in total loans	(49,726)	(30,234)
Additions to premises and equipment	(1,261)	(755)
Net cash used in investing activities	(83,440)	(10,085)

Financing Activities:
Net increase in deposits	79,498	42,713
Net change in short-term borrowings	(32,249)	(8,899)
Proceeds from issuance of long-term debt	75,620	25,000
Repayment of long-term debt	(42,444)	(1,720)
Cash dividends and cash paid in lieu of fractional shares	(4,545)	(2,093)
Purchases of treasury stock	(7,349)	---
Tax benefits from employee stock transactions	71	---
Proceeds from issuance of common stock	639	1,514
Net cash provided by financing activities	69,241	56,515

Net change in cash and cash equivalents	6,756	51,213

Cash and cash equivalents at beginning of period	76,820	43,486
Cash and cash equivalents at end of period	$83,576	$94,699

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

Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2005.

Community is a financial holding company whose wholly-owned subsidiaries include CommunityBanks, Community Bank Investments, Inc. (CBII), and Community Banks Life Insurance Co. (CBLIC). CommunityBanks provides a wide range of services through its network of offices in Adams, Berks, Chester, Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, Schuylkill, Snyder, and York Counties in Pennsylvania and Carroll County in Maryland.

Stock-Based Compensation - Effective January 1, 2006, Community adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation as revised by SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method. Under this method, the share-based compensation cost recognized beginning January 1, 2006, includes compensation cost for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123 and (ii) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost under SFAS No. 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance.

Earnings Per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Community relate solely to outstanding stock options, and are determined using the treasury stock method. All share and per share amounts are restated for stock splits and stock dividends that occur prior to the issuance of the financial statements. In February, 2006, the Board of Directors declared a 5% stock dividend which was paid April 28, 2006, to stockholders of record on April 14, 2006.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Earnings per share for the three months ended March 31 have been computed as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Net income	$10,569	$5,487

Weighted average shares outstanding (basic)	23,983	12,907
Effect of dilutive stock options	229	285
Weighted average shares outstanding (diluted)	24,212	13,192

Per share information:
Basic earnings per share	$0.44	$0.43
Diluted earnings per share	0.44	0.42

Comprehensive Income(Loss) - The components of comprehensive income (loss) and related tax effect for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Unrealized holding losses
on available-for-sale securities	$(623)	$(8,366)
Reclassification adjustments for
gains included in net income	(283)	(51)
Net unrealized losses	(906)	(8,417)
Tax effect	317	2,946

Net-of-tax amount	(589)	(5,471)

Unfunded pension liability	---	(138)
Tax effect	---	48

Net-of-tax amount	---	(90)
	$(589)	$(5,561)

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows (in thousands):

	March 31, 2006	December 31, 2005
Net unrealized loss on available-for-sale securities	$(3,226)	$(2,320)
Tax effect	1,129	812
Net-of-tax amount	(2,097)	(1,508)

Unfunded pension liability	(3,494)	(3,494)
Tax effect	1,223	1,223
Net-of-tax amount	(2,271)	(2,271)

Accumulated other comprehensive loss	$(4,368)	$(3,779)

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Recent Accounting Pronouncements -

SFAS 155 - In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  For Community, the effective date will be January 1, 2007. The adoption of this accounting principal is not expected to have a significant impact on Community’s financial position or results of operations.

SFAS 156 - In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. For Community, the effective date will be January 1, 2007. The adoption of this accounting principal is not expected to have a significant impact on Community’s financial position or results of operations.

Reclassifications - Certain amounts reported in the prior year have been reclassified to conform with the 2006 presentation. These reclassifications did not impact Community’s financial condition or results of operations.

2. Acquisition: On July 1, 2005, Community and PennRock Financial Services Corp. (“PennRock”), parent company of Blue Ball National Bank (“Blue Ball”), completed a merger in which PennRock was merged into Community. Also on that date, Blue Ball was merged into CommunityBanks, Community’s banking subsidiary. Community acquired all of the outstanding shares of PennRock common stock for shares of Community’s common stock valued at $324 million. In accordance with SFAS No. 141, “Business Combinations,” Community used the purchase method of accounting to record this transaction. Accordingly, the results of operations of Community include PennRock’s results from and after July 1, 2005.

Disclosed below is certain pro forma information for 2005 as if PennRock had been acquired on January 1, 2005. These results combine historical results of PennRock into Community’s consolidated statement of income. While certain adjustments have been made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the merger taken place on the indicated date.

(in thousands, except per share data)	Three Months Ended March 31, 2005

Net interest income	$24,794
Other income	8,174
Net income	9,210
Diluted earnings per common share	$0.37

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

3. Allowance for loan losses:

Changes in the allowance for loan losses are as follows (in thousands):

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Three Months Ended March 31, 2005

Balance, January 1	$22,965	$14,421	$14,421
Provision for loan losses	500	2,300	550
Loan charge-offs	(314)	(2,323)	(460)
Recoveries	159	1,499	243
Allowance established for acquired credit risk	---	7,068	---
Balance, end of period	$23,310	$22,965	$14,754

American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) prohibits creating valuation allowances in the initial accounting of loans acquired in a transfer for differences attributable, at least in part, to credit quality. In accordance with SOP 03-3, at March 31, 2006, $2.5 million is not included in the above allowance established for acquired credit risk for loans totaling $14.6 million with credit quality issues acquired in the July 1, 2005, merger with PennRock.

The following table summarizes period-end risk elements (in thousands):

	March 31, 2006	December 31, 2005	March 31, 2005

Non-accrual loans	$10,102	$9,060	$5,807
Loans renegotiated with borrowers	110	---	---
Foreclosed real estate	1,728	1,447	1,935
Total non-performing assets	11,940	10,507	7,742
Accruing loans 90 days past due	29	22	---
Total risk elements	$11,969	$10,529	$7,742

4. Guarantees:

Community does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Community to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that which is involved in extending loan facilities to customers. Community generally holds collateral and/or personal guarantees supporting these commitments. Community had issued $94.3 million and $100.5 million of standby letters of credit as of March 31, 2006 and December 31, 2005, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of March 31, 2006 and December 31, 2005, for guarantees under standby letters of credit issued is not material.

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

Prior to January 1, 2006, Community elected to follow Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation.” Accordingly, no compensation expense was recognized for stock option grants issued prior to January 1, 2006, under the Plan.

The following pro forma information for the three months ended March 31, 2005, shows net income and earnings per basic and diluted share if compensation expense for Community’s employee stock options had been determined on a fair value method of accounting (in thousands, except per share data).
Three Months Ended March 31, 2005

Net income, as reported	$5,487
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax effect	(776)
Pro forma net income	$4,711

Earnings per share:
Basic - as reported	$0.43
Basic - pro forma	$0.36

Diluted - as reported	$0.42
Diluted - pro forma	$0.36

Effective January 1, 2006, Community adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method. Under the modified prospective method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS No. 123(R) on January 1, 2006, Community’s income before taxes and net income for the three months ended March 31, 2006, were $120,000 and $110,000 lower than if we had continued to use APB Opinion No. 25 to account for stock-based compensation. Basic and diluted earnings per share were each decreased less than $.01 for the period.

Community receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the related stock price over the exercise price of the options. Prior to adopting SFAS No. 123(R), all tax benefits resulting from the exercise of stock options were reported as operating cash flows on the consolidated statement of cash flows. In accordance with SFAS No. 123(R), reporting of tax benefits from the exercise of stock options has been revised to report them as financing cash flows on the consolidated statement of cash flows. For the three months ended March 31, 2006, $71,000 was reported as financing cash flows rather than operating cash flows.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Net cash proceeds from the exercise of stock options totaled $639,000 for the three months ended March 31, 2006. The actual income tax benefit realized from stock options exercised was $71,000.

Community uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the three months ended March 31, 2006: dividend yield of 2.7%; volatility of 26%; risk-free interest rate of 4.5%; expected life in years of 6.3; and weighted-average grant-date fair value of $6.85. These assumptions are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for the same homogeneous groups and the historical volatility of Community’s stock price. At March 31, 2006, there was $1.7 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.8 years.

As of March 31, 2006, 606,000 shares were authorized but not awarded under the Plan. The stock options generally vest from six months to five years from the date of grant, and expire no later than ten years after the date of grant. The changes in outstanding options during the three months ended March 31, 2006, are as follows:

	Shares Under Option (000’s)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding options, December 31, 2005	1,110	$20.03
Granted	255	27.41
Exercised	(37)	13.73
Outstanding options, March 31, 2006	1,328	$21.62	6.2 Years
Outstanding exercisable, March 31, 2006	1,002	$20.30	6.1 Years

At March 31, 2006, the aggregate intrinsic value of options outstanding, of which substantially all are expected to vest, was $7.8 million, and the aggregate intrinsic value of options exercisable was $7.3 million. Total intrinsic value of options exercised was $200,000 for the three months ended March 31, 2006.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Community Banks, Inc. Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise indicated. Earnings per share and common shares have been adjusted to properly reflect the impact of the 5% stock dividend that was paid April 28 to shareholders of record as of April 14, 2006.

The merger with PennRock Financial Services Corp (“PennRock”) occurred on July 1, 2005 and represented a milestone in the expansion of the Community Banks, Inc. (“Community”) franchise. Since the date of the merger, Community’s financial results have included the combined financial results of pre-merger Community and those of the former PennRock. PennRock’s historical performance had been derived principally from activities of its primary operating subsidiary, Blue Ball National Bank (“Blue Ball”). In accordance with generally accepted accounting principles (“GAAP”), reported results for periods prior to July 1, 2005 were not restated for the impact of Blue Ball, which has operated as a separate division within Community since the date of the merger. Accordingly, comparisons of results for the first quarter of 2006 (which included Blue Ball) to those in the corresponding period of 2005 (which excluded Blue Ball) are driven primarily by the incremental addition of Blue Ball activity in 2006.

Portions of this presentation will seek to supplement comparisons of first quarter results for 2006 and 2005 with additional comparisons to the fourth quarter of 2005, the most recent period of post-combination results. Such comparisons will be limited to those situations that provide more meaningful comparative information and aid in the assessment of performance in the first quarter of 2006.

PREAMBLE

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

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

The identification of those accounting policies which are deemed to be critical to the application of GAAP on reported results of Community is an important facet of this presentation. Management has identified the applicable promulgations of GAAP that have particular relevance in connection with reported results:

o	Allowance for Loan Losses: Adequacy of Allowance
o	Purchase Accounting for Business Combinations
o	“Other than Temporary” Impairment of Investment Securities

Management believes that the application of its accounting policies and procedures for each of the above items should be considered to be a critical accounting policy to ensure the fair presentation of the Corporation’s financial statements.

•	Adequacy of Allowance

Community applies a systemic methodology in order to estimate the allowance for loan losses. This methodology incorporates management’s judgments about the credit quality of the loan portfolio through a disciplined, regimented methodology that is consistently applied. This process requires that a detailed analysis of the loan portfolio be performed on a quarterly basis. This analysis includes a specific individual loan review for any and all loans that meet specific materiality criteria. Such loans are evaluated for impairment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The portfolio is further stratified to analyze groups of homogenous loans with similar risk characteristics. Such loans are evaluated under the provisions of SFAS No. 5 “Accounting for Contingencies”.

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

In June of 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” These standards eliminated the pooling-of-interests method of accounting (“pooling”) in favor of purchase accounting. Further, these standards were promulgated to ensure that post-merger financial statements of combined entities are prepared in a manner that best represents the underlying economics of a business combination.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

These standards necessitate the application of accounting policies and procedures that entail the use of assumptions, estimates, and judgments that are critical to the presentation of financial information, including the ongoing valuation of intangibles. The ultimate responsibility for the application of these standards and the adequacy of disclosures related thereto rests with management. While Community has applied these standards to other business combinations completed since 2001, the magnitude of the PennRock merger on Community’s consolidated results suggests that the application of these standards since the date of that merger, is substantially more critical to the presentation of financial information.

•	“Other than Temporary” Impairment of Investment Securities

Investment securities are written down to their net realizable value when there is impairment in value that is considered to be “other than temporary”. The determination of whether or not “other than temporary” impairment exists is a matter of judgment. Management reviews its investment securities portfolio regularly for possible impairment that is “other than temporary” by analyzing the facts and circumstances of each investment and the expectations for that investment’s performance.

GAAP versus Non-GAAP

Like many financial institutions, Community had accounted for virtually all of its business combinations using the pooling method of accounting prior to 2002. Under pooling, historical pre-merger financial information of the combined companies was restated ‘as if’ the combination had occurred prior to the earliest period presented. This approach was advantageous in that it allowed for year-over-year financial performance comparisons that were prepared on a consistent basis. Under purchase accounting, financial statements for any periods prior to the date of the merger are not restated, creating the potential for comparisons that, in some respects, are inherently inconsistent.

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

SUMMARY OF FINANCIAL AND OPERATING RESULTS

Community reported a 5% increase in earnings per share in the first quarter of 2006, to $0.44 a share, compared to $0.42 a share in the year earlier period. Net income for the first quarter of 2006 almost doubled and reached $10.5 million compared to $5.5 million in the first quarter of 2005. Quarter-to-quarter net income comparisons continued to be magnified by the mid-year 2005 merger of Blue Ball Bank. That merger was the largest and most significant in the history of the Community franchise. Community’s operating footprint, which now has assets of $3.4 billion and 73 banking offices, extends throughout the center of Pennsylvania from the Pocono region to just over the Maryland border. Blue Ball operates as a separate division in the attractive Lancaster, Berks and Chester county markets of south-central Pennsylvania. Community is the 8th largest financial services holding company headquartered in Pennsylvania and the largest financial institution headquartered in its capital city of Harrisburg.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest rate conditions in late 2005 and in the first quarter of 2006 presented substantial challenges to most financial institutions, due primarily to the impact of a flat, and sometimes inverted, yield curve. Yield curve dynamics and competitive pressures have combined to raise the costs incurred to sustain or increase deposit volumes, while certain loan and investment yields improved more modestly. A more prolonged presence of a “flat” or “inverted” yield curve could be expected to lower industry-wide expectations for revenue expansion from net interest margin. In the first quarter of 2006, however, growth trends and economic activity within Community’s operating markets remained vigorous and helped generate an expansion in net interest income from the fourth quarter of 2005, despite the less than favorable rate conditions.

Net interest margin is a critical measure of a bank’s ability to maximize revenues from a given earning asset base and is strongly influenced by interest rate conditions. Despite the challenges presented in the first quarter, net interest margin reached 3.98%, a slight increase from the 3.96% reported in the fourth quarter of 2005. Comparisons to the first quarter of 2005, when net interest margin was a much lower 3.55%, reflected the benefits of the merger-related balance sheet restructuring that was implemented in the second quarter of 2005 as well as the benefits associated with combining the two banks. At the same time, growth in loans and earning assets remained healthy. Average earning assets in the first quarter of 2006 grew at an annualized rate of over 10% from the fourth quarter of 2005, including 17% growth in average loans. Annualized average deposit growth in the same period exceeded 7%. Net interest income, or the difference between interest earned from earning assets and interest expense on funding sources, grew to $28.8 million on a fully tax-equivalent basis, producing 4% annualized growth from the fourth quarter of 2005. The pace of growth in net interest income, which was favorably affected by earning asset growth, was moderated by the aforementioned interest rate conditions.

Other important barometers of profit performance include asset quality trends, revenue from fees and other non-interest sources, and overall expense control. Asset quality metrics continued to reflect favorable credit conditions, including net charge-offs of only 0.03% of loans in the first quarter of 2006. Asset quality has been a hallmark of performance for both Community and Blue Ball and current trends continue to reflect favorable underlying credit conditions. Non-interest income continued to reflect growth in trust and retail investment sales while certain service charge income moderated due to seasonal trends that normally occur in the first quarter. While salary expenses in the first quarter of 2006 reflected annual increases that go into effect at the beginning of each calendar year, the overall efficiency ratio remained at 56% and remained in line with fourth quarter 2005 trends.

Important traditional measures of relative financial performance include return on average assets (ROA) and return on average equity (ROE), which were 1.27% and 8.96%, respectively, for the first three months of 2006. Comparable measures in the fourth quarter of 2005 were 1.31% and 9.14%. Comparable “non-GAAP” measures include “return on tangible assets” (ROTA) and “return on tangible equity” (ROTE), which reached 1.43% and 20.12%, respectively, compared to 1.50% and 20.83% for the three months ended December 31, 2005. The following is a brief summary of these and other non-GAAP metrics that provide an appropriate framework for evaluating the comparative performance of Community. As noted on the “Reconciliation of GAAP to Non-GAAP Measures” on page 24, “net operating” or “tangible” results exclude expenses that management considers to be “non-operating.” “Net operating” results exclude the after-tax effect of core deposit and other intangible assets amortization and the after-tax effect of merger, conversion and restructuring expenses. Similarly, “tangible” assets and “tangible” equity exclude balance sheet amounts for goodwill, core deposit and other intangible asset balances, net of applicable deferred tax amounts, as appropriate. The following is a summarized presentation of these critical non-GAAP measures:

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2006	December 31, 2005	March 31, 2005

Net operating (tangible) income	$10,994	$11,525	$5,523
Average tangible assets	$3,124,522	$3,056,153	$1,978,090
Average tangible equity	$221,552	$219,459	$151,366
Operating return on average tangible assets	1.43%	1.50%	1.13%
Operating return on average tangible equity	20.12%	20.83%	14.80%
Tangible book value at end of period	$9.19	$9.12	$11.35

STATEMENT OF CONDITION

The average balance sheets for the three months ended March 31, 2006 and 2005 were as follows (dollars in thousands):

	March 31,		Change
	2006	2005	Volume	%
Cash and due from banks	$59,253	$37,99435,187	$21,259	56%
Federal funds sold and other	3,331	24,022	(20,691)	86%
Investments	613,891	613,074	817	---
Loans	2,289,979	1,233,147	1,056,832	86%
Allowance for loan losses	23,172	14,533	8,639	59%
Net loans	2,266,807	1,218,614	1,048,193	86%
Goodwill and identifiable intangibles	258,689	5,029	253,660	NM*
Other assets	181,240	84,386	96,854	115%

Total assets	$3,383,211	$1,983,119	$1,400,092	71%

Noninterest-bearing deposits	$373,637	$183,048	$190,589	104%
Interest-bearing deposits	1,928,261	1,143,712	784,549	69%
Short-term borrowings	68,524	31,106	37,418	120%
Long-term debt	467,010	425,318	41,692	10%
Subordinated debt	44,674	30,928	13,746	44%
Other liabilities	22,598	12,612	9,986	79%

Total liabilities	2,904,704	1,826,724	1,077,980	59%

Stockholders’ equity	478,507	156,395	322,112	206%

Total liabilities and stockholders’ equity	$3,383,211	$1,983,119	$1,400,092	71%

*Not meaningful

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The growth in quarterly balances between the periods shown was most significantly influenced by balances acquired in the PennRock merger and by the de-leveraging strategy that was initiated at the time of the mid-year 2005 merger. At the time of the merger, Community acquired loans of $842 million and deposits of approximately $882 million. These acquired balances represented nearly 70% of the loan growth and 90% of the deposit growth shown above. The remainder of the growth was attributed to organic increases in loan and deposit balances.

Since the fourth quarter of 2005, the organic growth in loan balances continued to outpace the organic growth in deposit balances. Near the time of the merger, Community began to rely more heavily on scheduled maturities in the investment portfolio to fund incremental loan growth versus employing more aggressive pricing to raise deposit balances. This portfolio runoff, including the proceeds from the sale of the acquired investment portfolio of PennRock, has provided the incremental funding necessary to augment the less robust growth in organic deposits. This strategy also precluded the need to increase wholesale funding through FHLB advances or other borrowings in order to fund incremental loan growth. Near the end of January of 2006, however, Community did add approximately $20 million in trust preferred securities which accounted for the increase in subordinated debt from the first quarter of 2005.

Quantifying the level of organic balance sheet growth in the first quarter of 2006 can be best illustrated by using the average balances in the fourth quarter of 2005 as a baseline and annualizing the growth between the fourth quarter of 2005 and the first quarter of 2006. The following table illustrates the incremental increase in individual loan categories between those two periods along with the implied annualized percentage increase.

			Change
(in thousands)	First Quarter 2006	Fourth Quarter 2005	Amount	Annualized %
Commercial	$808,108	$766,532	$41,576	22%
Commercial real estate	799,505	779,459	20,046	10%
Residential real estate	153,282	154,716	(1,434)	(4)%
Consumer	529,084	502,064	27,020	22%
Total	$2,289,979	$2,202,771	$87,208	16%

Loan growth continued to be fueled by robust demand for commercial and commercial real estate loans that reflects the underlying strength of Community’s operating market. Community has also increased its emphasis on consumer-related lending, as growth was fueled by expanded home-equity promotions extended in many of its core markets.

Deposit balances remain the primary source of core funding and Community recognized annualized growth of 7% from the fourth quarter of 2005 to the first quarter of 2006, as follows:

			Change
(in thousands)	First Quarter 2006	Fourth Quarter 2005	Amount	Annualized %
Demand	$373,637	$358,822	$14,815	17%
Savings & NOW accounts	826,742	848,320	(21,578)	(10)%
Time	900,698	869,096	31,602	15%
Time $100,000 or more	200,821	186,514	14,307	31%
	$2,301,898	$2,262,752	$39,146	7%

Deposit trends have been driven by several factors, most notably the steady increase in interest rates attributable to the Federal Reserve Bank (“the Fed”) policy changes that have driven up short term interest rates. While core deposits remained fairly stable, competitive increases in the rates offered on shorter term (12 to 18 months) time deposits resulted in more significant growth in that category.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the largest source of revenue for most bank holding companies. Comparisons of quarterly performance for the post-merger Community to the year-ago first quarter reflect a substantial increase in both absolute net interest income and an expansion of net interest margin. The improvement in margin was related to the mid-year balance sheet restructuring while the increase in absolute net interest income reflects the higher earning asset base and the favorable impact of higher interest rates on asset yields.

The following is a comparative analysis of asset yields, funding costs and net interest income for the first quarter of 2006 as compared to the comparable quarter of 2005:

	Net Interest Margin - Quarter Ended

(dollars in thousands)	March 31, 2006			March 31, 2005
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest- bearing deposits in banks	$34,885	$393	4.57%	$24,022	$151	2.55%
Investment securities	613,891	8,901	5.88%	613,074	8,354	5.53%
Loans - commercial	808,108	15,145	7.60%	419,713	6,476	6.26%
- commercial real estate	799,505	13,605	6.90%	362,149	5,593	6.26%
- residential real estate	153,282	2,297	6.08%	91,326	1,501	6.67%
- consumer	528,976	8,526	6.54%	359,770	5,797	6.53%
Total earning assets	$2,938,647	$48,867	6.74%	$1,870,054	$27,872	6.04%

Deposits - savings and NOW accounts	$826,742	$3,501	1.72%	$501,945	$1,313	1.06%
- time	1,101,519	9,920	3.65%	641,767	4,747	3.00%
Short-term borrowings	68,524	696	4.12%	31,106	157	2.05%
Long-term debt	467,010	5,111	4.44%	425,318	4,817	4.59%
Subordinated debt	44,674	797	7.24%	30,928	459	6.02%
Total interest-bearing liabilities	$2,508,469	$20,025	3.24%	$1,631,064	$11,493	2.86%

Interest income to earning assets			6.74%			6.04%
Interest expense to paying liabilities			3.24%			2.86%

Interest spread			3.50%			3.18%
Impact of non-interest funds			0.48%			0.37%
Net interest margin		$28,842	3.98%		$16,379	3.55%

Increases in both net interest margin and net interest income between the first quarter of 2005 and the first quarter of 2006 were almost entirely due to the impact of the merger with PennRock.

A more revealing trend comparison is provided by comparing results for the first quarter of 2006 to the most recent quarter that included combined PennRock operations, the three months ended December 31, 2005. During the fourth quarter of 2005, Community reported net interest income of $28.6 million and a net interest margin of 3.96%. First quarter 2006 metrics were very comparable to that most recent quarterly performance. Despite the impact of volume increases in both loans and earning assets from the fourth quarter, more significant revenue expansion was limited by the modest expansion of 2 basis points in net interest margin to 3.98%. The following table provides a comparison of first quarter of 2006 results to those of the fourth quarter of 2005; each of these periods included the impact of assets and liabilities acquired in the merger and provides a more meaningful comparative framework.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Margin - Quarter Ended

(dollars in thousands)	March 31, 2006			December 31, 2005
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest- bearing deposits in banks	$34,885	$393	4.57%	$33,057	$307	3.68%
Investment securities	613,891	8,901	5.88%	630,256	9,068	5.71%
Loans - commercial	808,108	15,145	7.60%	766,532	13,763	7.12%
- commercial real estate	799,505	13,605	6.90%	779,459	13,299	6.77%
- residential real estate	153,282	2,297	6.08%	154,716	2,325	5.96%
- consumer	528,976	8,526	6.54%	501,517	8,402	6.65%
Total earning assets	$2,938,647	$48,867	6.74%	$2,865,537	$47,164	6.53%

Deposits - savings and NOW accounts	$826,742	$3,501	1.72%	$848,320	$3,423	1.60%
- time	1,101,519	9,920	3.65%	1,055,610	9,054	3.40%
Short-term borrowings	68,524	696	4.12%	72,606	670	3.66%
Long-term debt	467,010	5,111	4.44%	447,532	4,889	4.33%
Subordinated debt	44,674	797	7.24%	30,928	557	7.15%
Total interest-bearing liabilities	$2,508,469	$20,025	3.24%	$2,454,996	$18,593	3.00%

Interest income to earning assets			6.74%			6.53%
Interest expense to paying liabilities			3.24%			3.00%

Interest spread			3.50%			3.53%
Impact of non-interest funds			0.48%			0.43%
Net interest margin		$28,842	3.98%		$28,571	3.96%

Since the end of the fourth quarter of 2005, the yield on earning assets rose by 21 basis points, from 6.53% to 6.74%. Unfortunately, the cost of funding sources rose 24 basis points for the same period, resulting in a slight compression in net interest spread. Growth in net interest income was constrained by the existence of the flat, and sometimes inverted, yield curve. The Fed Open Market Committee (FOMC) continued its pattern of increasing the benchmark “fed funds” rate to 4.75% by the end of the quarter, which continued to exert pressure on short term rates on deposit offerings. These interest rate conditions prompted identifiable increases in the rates offered on time deposits with maturities at or near one year and increased the consumer appetite for these higher-yielding time deposits. These premiums provided sufficient incentive to begin some migration from core savings products while simultaneously providing an incentive for growth in new time deposit customers. Core deposit balances had remained stable for the last several quarters as consumers had patiently waited for higher rate conditions before committing funds into longer maturities. The favorable rates and less constrictive maturities offered in the first quarter of 2006 fueled consumer demand for time deposits.

Provision for Loan Losses

The provision for loan losses was $500,000 in the first quarter of 2006 and exceeded net charge-offs of $155,000. The allowance for credit losses to loans ratio reached 1.02% versus 1.03% at the end of 2005. Net charge-offs were a modest 0.03% of average loans. While Community experienced marginal increases in non-accrual loans and total risk elements, the overall risk profile remained substantially unchanged from the end of 2005. Non-accrual loans were $10.1 million at the end of the first quarter of 2006 compared to $9.1 million at the end of 2005. Coverage of non-accrual loans provided by the allowance for loan losses was 231% compared to 253% at December 31, 2005. Non-performing assets, which includes loans renegotiated with borrowers and foreclosed real estate, represented 0.52% of outstanding loans at March 31, 2006 versus 0.47% at the end of 2005.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

Non-interest income, excluding investment securities gains, increased 57% to $8.1 million for the quarter ended March 31, 2006, versus $5.2 million in the year ago first quarter. The vast majority of changes from the first quarter of 2005 were due to the incremental volume provided as a result of the Blue Ball activity in 2006.

More meaningful comparisons are provided by analyzing comparisons between the fourth quarter of 2005 and the first quarter of 2006 as each of these periods included the post-merger combined results of Blue Ball. The following table provides a more detailed comparison of these two periods.

	First Quarter 2006	Fourth Quarter 2005	Change
(in thousands)
Investment management and trust services	$1,013	$951	$62
Service charges on deposit accounts	2,531	2,793	(262)
Other service charges, commissions and fees	1,700	1,689	11
Insurance premium income and commissions	928	743	185
Mortgage banking activities	468	631	(163)
Earnings on investment in life insurance	656	650	6
Other	805	294	511
Total non-interest income, excluding investment security gains	$8,101	$7,751	$350

Investment management and trust services income totaled $1.0 million. Primarily due to the merger of Blue Ball, Community now has trust assets under management of approximately $300 million. The majority of the increase in revenue from the fourth quarter, however, was attributed to the continuing expansion of Community’s retail investment sales of annuities and other investment products. The Corporation is in the process of standardizing the sales processes across all markets for retail investment products and such processes are expected to drive increased sales throughout its traditional and newly acquired office network.

Service charges on deposit accounts actually declined from the fourth quarter of 2005. A significant portion of this revenue is derived from the OverdraftHonor program. Both pre-merger Community and Blue Ball had existing overdraft programs that continue to be standardized. Historical results suggest that the decline in fees from the fourth quarter could be attributed, in part, to a seasonal decline in the peak usage that normally occurs in the third and fourth quarters.

The remainder of non-interest income, including other service charges and fees, insurance-related revenues, and earnings from life insurance-related investments reflected stable or slightly improved performance. Mortgage-banking activities continued to be constrained. While seasonal declines in mortgage activity are normally expected in the first quarter, such declines have been more pronounced as rates have increased and refinance activity has slowed. Other income grew more substantially, largely from a nonrecurring gain from the prepayment of certain FHLB advances that had been scheduled to reprice at a higher floating rate, which precipitated the early retirement.

Non-Interest Expenses

Aggregate non-interest expenses grew to $20.5 million, which represented a 62% increase from the first quarter of 2005 when aggregate expenses were $12.7 million. The aggregate increases were substantially attributable to expenses from the incremental addition of the Blue Ball activities in the first quarter of 2006. As in the other areas of performance, a more

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

substantive analysis of expense activity can be derived by comparing the first quarter results to the most recent period of combined performance, the fourth quarter of 2005.

	First Quarter 2006	Fourth Quarter 2005	Change
(in thousands)
Salaries and employee benefits	$11,418	$10,461	$957
Net occupancy	3,512	3,567	(55)
Marketing expense	575	597	(22)
Telecommunications expense	551	489	62
Amortization of intangibles	654	696	(42)
Other	3,823	4,370	(547)
Total non-interest expenses	$20,533	$20,180	$353

The efficiency ratio is a measure of the relative level of expenses, expressed as a percentage of total revenues (with revenues expressed on a tax-equivalent basis). In the first quarter of 2005, the efficiency ratio was almost 59%. Largely as a result of the expense savings achieved in the post-merger period, the efficiency ratio in the first quarter of 2006 was just under 56% and was comparable to the 55.6% reported in the last quarter of 2005. Community’s ability to deliver improvements in this critical measure of operating efficiency reflects one of the more tangible benefits of combining the operations of Blue Ball and Community.

In comparing salary and benefits expense from the first quarter of 2006 to the fourth quarter of 2005, there was an increase of $957,000, or 9%. Of the increase, approximately $270,000 was ascribed to the annual increases associated with performance evaluations. In addition, Community reported approximately $120,000 of expenses associated with the adoption of SFAS No. 123(R) and the recognition of expenses attributable to stock option grants. The financial impact of these changes will continue to influence quarterly results for the remainder of 2006.

Total benefit expenses in the first quarter, however, were also adversely affected by a seasonal increase in first quarter payroll taxes. This increase was linked to the payment of annual bonuses, including the impact of annual FICA, state. and federal unemployment tax limits. Such amounts were unique to the first quarter and should have little or no incremental impact on quarterly results for the remainder of 2006.

Each of the other categories, including marketing, telecommunications, intangible amortization and other operating categories of expenses, reflected little or no increases from the levels reported in the fourth quarter. Such performance provides some validation for expense control expectations for the remainder of 2006.

Income Taxes

Relative levels of tax-free income to taxable income can significantly influence the effective income tax rates reported by financial institutions. The reported rate for the first quarter of 2006 was nearly 26%, while the rate for the same period of 2005 was much lower at 18%. The relative level of tax-free income at Community changed significantly as a consequence of the merger with PennRock. In pre-merger periods, PennRock reflected much lower levels of tax-free income due to a significantly lower level of tax-free loans and investments. During the post-merger second half of 2005, the expected effective tax rate would have increased to approximately the current effective rate, reflecting a higher level of taxable income in the combined entity. But in the second quarter of 2005 Community incurred $8.2 million in merger, conversion, and restructuring charges. These charges reduced annual taxable income while increasing the relative level of tax-free income, thus producing a lower-than-expected tax rate of 19% in the last half of 2005. The absence of special charges in 2006 resulted in a reported tax rate of 26%, as the relative level of tax-free and taxable income returned to more sustainable levels.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL

Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. Regulatory capital guidelines are based on a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. The following table provides the risk-based capital positions of Community and its banking subsidiary, CommunityBanks, at March 31, 2006, along with a comparison to the various current regulatory capital requirements:

	March 31, 2006	Regulatory Minimum	“Well Capitalized”
Leverage ratio
Community Banks, Inc.	8.6%	4%	5%
CommunityBanks	8.2%	4%	5%

Tier 1 capital ratio
Community Banks, Inc.	10.7%	4%	6%
CommunityBanks	10.1%	4%	6%

Total risk-based capital ratio
Community Banks, Inc.	11.6%	8%	10%
Community Banks	11.0%	8%	10%

At March 31, 2006, total stockholders’ equity included an accumulated other comprehensive loss of $4.4 million, which was similar to the accumulated other comprehensive loss of $3.8 million at December 31, 2005. The modest change can be attributed to an increase in net unrealized losses on investment securities available for sale, net of taxes.

Earnings in the first quarter of 2006 supported a return of capital to shareholders in the form of a cash dividend to shareholders of $0.19 per share. In addition to the cash dividend, Community’s Board of Directors approved the issuance of a 5% stock dividend which was paid on April 28, 2006, to stockholders of record April 14, 2006.

Community has also made strategic use of share repurchase in its capital management. In October, 2005, the Board of Directors approved a Stock Repurchase Program under which Community could repurchase up to 787,500 shares of outstanding stock. At March 31, 2006, 458,500 shares remain available for repurchase under the program. See Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, in Part II of this Form 10-Q for details of repurchase activity in the first quarter of 2006.

In January, 2006, Community executed issuances of $20.6 million of subordinated debentures for general corporate purposes, increasing total subordinated debentures to $51.5 million. Community places no significant reliance on these instruments to meet regulatory capital requirements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table 1: Reconciliation of GAAP to Non-GAAP Measures: (1)

	March 31, 2006	December 31, 2005	March 31, 2005
Quarterly income statement data:

Net income
Net income	$10,569	$10,961	$5,487
Amortization of core deposit and other intangible assets (2)	425	564	36
Net operating (tangible) income	$10,994	$11,525	$5,523

Quarterly balance sheet data:

Average assets
Average assets	$3,383,211	$3,313,950	$1,983,119
Goodwill	(244,775)	(243,203)	(3,570)
Core deposit and other intangible assets	(13,914)	(14,594)	(1,459)
Average tangible assets	$3,124,522	$3,056,153	$1,978,090

Operating return on average tangible assets	1.43%	1.50%	1.13%

Average equity
Average equity	$478,507	$475,514	$156,395
Goodwill	(244,775)	(243,203)	(3,570)
Core deposit and other intangible assets	(13,914)	(14,594)	(1,459)
Deferred taxes	1,734	1,742	---
Average tangible equity	$221,552	$219,459	$151,366

Operating return on average tangible equity	20.12%	20.83%	14.80%

At end of quarter:
Total assets
Total assets	$3,421,562	$3,332,430	$2,012,653
Goodwill	(244,760)	(244,827)	(3,570)
Core deposit and other intangible assets	(13,599)	(14,253)	(1,438)
Total tangible assets	$3,163,203	$3,073,350	$2,007,645

Total equity
Total equity	$475,587	$476,673	$151,758
Goodwill	(244,760)	(244,827)	(3,570)
Core deposit and other intangible assets	(13,599)	(14,253)	(1,438)
Deferred taxes	1,854	1,734	---
Total tangible equity	$219,082	$219,327	$146,750

Tangible book value at end of period	$9.19	$9.12	$11.35

(1) Per share data reflect stock splits and stock dividends
(2) Net of related tax effect

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

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at March 31, 2006.

Interest Rate Sensitivity
Dollars in thousands	1-90 days	90-180 days		180-365 days		1 year or more		Total

Assets
Federal funds sold	$9,279	$	---	$	---	$	---	$9,279
Interest-bearing deposits in other banks	75,870		---		---		---	75,870
Investment securities	106,853		38,200		56,443		387,285	588,781
Loans(1)	839,861		97,161		189,635		1,160,163	2,286,820
Earning assets	1,031,863		135,361		246,078		1,547,448	2,960,750
Non-earning assets	642		582		1,161		458,427	460,812
Total assets	$1,032,505		$135,943		$247,239		$2,005,875	$3,421,562
Liabilities
Savings	$298,250	$	---	$	---		$517,481	$815,731
Time	149,453		187,760		234,074		402,183	973,470
Time in denominations of $100,000 or more	41,717		39,728		53,061		86,128	220,634
Short-term borrowings	55,005		---		---		---	55,005
Long-term debt	86,959		11,864		23,757		320,695	443,275
Subordinated debt	23,196		---		---		28,352	51,548
Interest bearing liabilities	654,580		239,352		310,892		1,354,839	2,559,663
Other liabilities and equity	10,750		10,857		21,722		818,570	861,899
Total liabilities and equity	$665,330		$250,209		$332,614		$2,173,409	$3,421,562

(1) Includes non-accrual loans.

Interest Sensitivity GAP
Dollars in thousands	1-90 days	90-180 Days	180-365 days

Periodic	$367,175	$(114,266)	$(85,375)
Cumulative		252,909	167,534
Cumulative GAP as a percentage of total assets	10.7%	7.4%	4.9%

The GAP between interest-earning assets and interest-bearing liabilities maturing or repricing within one year at March 31, 2006, was 4.9% and was comparable to the GAP at December 31, 2005.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures over financial reporting. Under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, Community evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Community in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported to management within the time periods specified in the SEC’s rules and forms.

During the first quarter of 2006, management learned that certain loans were disbursed in a manner that that did not comply with the Bank’s loan approval process. As a result of this situation, management has concluded that internal controls over certain loan disbursement and authorization processes may not be effective. Based upon its evaluation of this identified deficiency in internal control, management believes that the improper functioning of these controls has created an increased potential for a material misstatement of financial information. As of the date of this filing, management has identified no quantifiable or identifiable loss associated with this deficiency in internal control. However, given the higher potential for material misstatement of the financial statements that could arise from the ineffective functioning of this control, management believes that there is a material weakness in these controls.

Community’s management has undertaken an extensive investigation of its controls over loan disbursements and the loan authorization functions to ensure that all loan proceeds are distributed in a manner consistent with the terms and conditions of its loan approval process. This investigation will result in a plan of remediation for the identified material weakness. This plan will be reviewed and approved by Community’s Disclosure Committee and will be submitted for review and approval by both executive management and the Audit Committee of the Board of Directors. This plan is expected to be completed by the end of the second quarter of 2006. Depending on the nature of the changes resulting from the final plan of remediation, implementation and subsequent testing for effectiveness may encompass the remainder of 2006 and beyond.

Because of inherent limitations, Community’s disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The process of establishing and maintaining an effective system of internal control is ongoing and Community seeks to assure an effective internal control environment.

Changes in Internal Controls over Financial Reporting. Other than the procedures and controls identified above, there were no changes in Community’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes from risk factors as previously disclosed in Community’s Form 10-K (Item 1A, of Part I) for the year ended December 31, 2005, (filed with the Commission on March 16, 2006).

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Community did not sell any unregistered securities.

In October, 2005, the Board of Directors approved a Stock Repurchase Program under which Community could repurchase up to 787,500 shares of outstanding stock. During the first quarter of 2006, the following shares were purchased as part of the repurchase program.

	Shares Purchased	Average Price Paid Per Share	Shares Purchased as part of Repurchase Program	Capacity to Purchase More Shares

01/1/06-01/31/06	---	---	---
02/1/06-02/28/06	150,000	$27.96	150,000
03/1/06-03/31/06	113,700	$27.75	113,700	458,500*

* adjusted for April, 2006, 5% stock dividend

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

3.2	Amended By-Laws (Incorporated by reference to Exhibit 3(ii), attached to Community’s Current Report on Form 8-K filed with the Commission on March 9, 2006)
4
Instruments defining the rights of the holders of trust capital securities sold by Community in January, 2006, are not attached, as the amount of such securities is less than 10% of the consolidated assets of Community and its subsidiaries, and the securities have not been registered. Community agrees to provide copies of such instruments to the SEC upon request.

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

COMMUNITY BANKS, INC.
(Registrant)

Date	May 10, 2006	/s/	Eddie L. Dunklebarger
Eddie L. Dunklebarger
Chairman and President
(Chief Executive Officer)

Date	May 10, 2006	/s/	Donald F. Holt
Donald F. Holt
Executive Vice President
(Chief Financial Officer)

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1, attached to Community’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005)

3.2	Amended By-Laws (Incorporated by reference to Exhibit 3(ii), attached to Community’s Current Report on Form 8-K filed with the Commission on March 9, 2006)
4
Instruments defining the rights of the holders of trust capital securities sold by Community in January, 2006, are not attached, as the amount of such securities is less than 10% of the consolidated assets of Community and its subsidiaries, and the securities have not been registered. Community agrees to provide copies of such instruments to the SEC upon request.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)