Form 10-Q
period 2006-06-30
COMMUNITY BANKS INC /PA/
filed 2006-08-09
CIK 714710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

001-11663
(Commission File Number)

COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2251762
(State of incorporation)	(I.R.S. Employer Identification Number)

777 East Park Dr., Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

(717) 920-5800
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
Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

 Number of shares outstanding as of July 31, 2006

CAPITAL STOCK-COMMON	23,453,000
(Title of Class)	(Outstanding Shares)

COMMUNITY BANKS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands except per share data)

	June 30,	December 31,
	2006	2005
ASSETS	(Unaudited)

Cash and due from banks	$72,971	$76,820
Interest-bearing deposits in other banks	3,412	4,423
Investment securities, available for sale	551,218	605,555
Investment securities, held to maturity (fair value approximates $22,170 and $22,563)	23,049	23,030
Loans, net of allowance for loan losses of $23,788 and $22,965	2,320,889	2,214,100
Premises and equipment, net	43,538	43,283
Goodwill and other intangible assets	258,606	259,080
Accrued interest receivable and other assets	111,916	106,139
Total assets	$3,385,599	$3,332,430

LIABILITIES

Deposits
Non-interest bearing	$365,305	$375,835
Interest bearing	2,041,246	1,918,532
Total deposits	2,406,551	2,294,367
Short-term borrowings	77,286	87,253
Long-term debt	363,816	430,719
Subordinated debt	51,548	30,928
Accrued interest payable and other liabilities	20,638	12,490
Total liabilities	2,919,839	2,855,757

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; 500,000 shares
authorized; no shares issued and outstanding	---	---
Common stock, $5.00 par value; 50,000,000 shares
authorized; 24,478,000 and 23,314,000 shares issued	122,392	116,572
Surplus	372,408	347,827
Retained Earnings	7,936	27,031
Accumulated other comprehensive loss, net of tax	(10,107)	(3,779)
Treasury stock; 1,023,000 and 399,000 shares, at cost	(26,869)	(10,978)
Total stockholders’ equity	465,760	476,673
Total liabilities and stockholders’ equity	$3,385,599	$3,332,430

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Loans, including fees	$41,093	$19,987	$80,194	$39,045
Investment securities:
Taxable	4,381	4,011	8,794	8,260
Tax exempt	2,205	2,204	4,573	4,388
Dividends	616	605	1,230	1,146
Other	643	583	1,036	734
Total interest income	48,938	27,390	95,827	53,573

INTEREST EXPENSE:
Deposits	15,784	6,901	29,205	12,961
Short-term borrowings	645	200	1,341	357
Long-term debt	4,564	4,885	9,675	9,702
Subordinated debt	938	495	1,735	954
Total interest expense	21,931	12,481	41,956	23,974
Net interest income	27,007	14,909	53,871	29,599
Provision for loan losses	650	750	1,150	1,300
Net interest income after provision for loan losses	26,357	14,159	52,721	28,299

NON-INTEREST INCOME:
Investment management and trust services	1,088	531	2,101	945
Service charges on deposit accounts	2,855	2,028	5,386	3,821
Other service charges, commissions and fees	1,903	934	3,603	1,944
Insurance premium income and commissions	1,117	880	2,045	1,782
Mortgage banking activities	580	548	1,048	1,063
Earnings on investment in life insurance	675	355	1,331	754
Investment security gains	6	167	289	218
Other	319	155	1,124	281
Total non-interest income	8,543	5,598	16,927	10,808

NON-INTEREST EXPENSES:
Salaries and employee benefits	11,251	7,436	22,669	14,729
Net occupancy	3,386	2,199	6,898	4,424
Merger, conversion and restructuring expenses	---	7,957	---	7,957
Marketing expense	265	466	840	911
Telecommunications expense	566	257	1,117	561
Amortization of intangibles	702	43	1,356	87
Other	4,528	2,788	8,351	5,136
Total non-interest expenses	20,698	21,146	41,231	33,805

Income (loss) before income taxes	14,202	(1,389)	28,417	5,302
Income taxes	3,698	(250)	7,344	954
Net income (loss)	$10,504	$(1,139)	$21,073	$4,348

CONSOLIDATED PER SHARE DATA
Basic earnings (loss) per share	$0.44	$(0.09)	$0.88	$0.34
Diluted earnings (loss) per share	$0.44	$(0.09)	$0.88	$0.33
Dividends declared	$0.20	$0.18	$0.39	$0.34

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006 and 2005
(Unaudited: Dollars in Thousands)

	Outstanding	Common		Retained	Accumulated Other Comprehensive	Treasury	Total
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2005	12,236	$62,107	$73,304	$18,134	$3,211	$(4,415)	$152,341
Comprehensive income:
Net income				4,348			4,348
Unrealized loss on securities, net of reclassification adjustment and tax effect					(1,562)		(1,562)
Change in unfunded pension liability, net of tax					(90)		(90)
Total comprehensive income							2,696
Cash dividends ($0.34 per share)				(4,444)			(4,444)
Exercise of common stock options and issuances under stock purchase plan	143	(4)		(533)		3,422	2,885
Tax benefits from employee stock transactions			104				104

Balance, June 30, 2005	12,379	$62,103	$73,408	$17,505	$1,559	$(993)	$153,582

Balance, January 1, 2006	22,915	$116,572	$347,827	$27,031	$(3,779)	$(10,978)	$476,673
Comprehensive income:
Net income				21,073			21,073
Unrealized loss on securities, net of reclassification adjustment and tax effect					(6,328)		(6,328)
Total comprehensive income							14,745
Cash dividends ($0.39 per share)				(9,281)			(9,281)
5% stock dividend	1,133	5,820	24,162	(29,982)			---
Purchases of treasury stock	(656)					(17,626)	(17,626)
Exercise of common stock options and issuances under stock purchase plan	63			(905)		1,735	830
Compensation and tax benefits from employee stock transactions			419				419

Balance, June 30, 2006	23,455	$122,392	$372,408	$7,936	$(10,107)	$(26,869)	$465,760

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Six Months Ended
	June 30,
	2006	2005

Operating Activities:
Net income	$21,073	$4,348
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,150	1,300
Depreciation and amortization	3,690	1,696
Stock option expense	303	---
Net amortization of securities	253	549
Realized gains on sales of available-for-sale securities, net	(289)	(218)
Loans originated for sale	(3,917)	(3,620)
Proceeds from sales of loans held for sale	2,626	3,713
Gains on loan sales	(47)	(106)
Earnings on investment in life insurance	(1,331)	(754)
Net change in other assets	(372)	(2,473)
Net change in accrued interest payable and other liabilities	8,148	4,218
Tax benefits from employee stock transactions	---	104
Net cash provided by operating activities	31,287	8,757

Investing Activities:
Net change in interest-bearing deposits in other banks	1,011	(11,315)
Activity in available-for-sale securities:
Sales	46,627	39,178
Maturities, prepayments and calls	27,017	32,769
Purchases	(29,134)	(18,928)
Maturities, prepayments and calls in investment securities held to maturity	(17)	---
Net increase in total loans	(107,140)	(70,055)
Additions to premises and equipment	(2,590)	(3,468)
Other	(882)	---
Net cash used in investing activities	(65,108)	(31,819)

Financing Activities:
Net increase in deposits	112,184	77,329
Net change in short-term borrowings	(9,968)	(6,540)
Proceeds from issuance of long-term debt	75,620	25,000
Repayment of long-term debt	(121,903)	(73,452)
Cash dividends and cash paid in lieu of fractional shares	(9,281)	(4,444)
Purchases of treasury stock	(17,626)	---
Tax benefits from employee stock transactions	116	---
Proceeds from issuance of common stock	830	2,885
Net cash provided by financing activities	29,972	20,778

Net change in cash and cash equivalents	(3,849)	(2,284)

Cash and cash equivalents at beginning of period	76,820	43,486
Cash and cash equivalents at end of period	$72,971	$41,202

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

Operating results for the three months and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2005.

Community is a financial holding company whose wholly-owned subsidiaries include CommunityBanks, CommunityBanks Investments, Inc. (CBII), and Community Banks Life Insurance Co. (CBLIC). CommunityBanks provides a wide range of services through its network of offices in Adams, Berks, Chester, Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, Schuylkill, Snyder, and York Counties in Pennsylvania and Carroll County in Maryland.

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

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Earnings per share for the three and six months ended June 30 have been computed as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss)	$10,504	$(1,139)	$21,073	$4,348

Weighted average shares outstanding (basic)	23,653	12,989	23,812	12,948
Effect of dilutive stock options	205	251	216	268

Weighted average shares outstanding (diluted)	23,858	13,240	24,028	13,216

Per share information:
Basic earnings (loss) per share	$0.44	$(0.09)	$0.88	$0.34
Diluted earnings (loss) per share	0.44	(0.09)	0.88	0.33

Comprehensive Income(Loss) - The components of comprehensive income (loss) and related tax effect for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Unrealized holding losses
on available-for-sale securities	$(8,823)	$6,181	$(9,446)	$(2,185)
Reclassification adjustments for
gains included in net income	(6)	(167)	(289)	(218)
Net unrealized losses	(8,829)	6,014	(9,735)	(2,403)
Tax effect	3,090	(2,105)	3,407	841

Net-of-tax amount	(5,739)	3,909	(6,328)	(1,562)

Unfunded pension liability	---	---	---	(138)
Tax effect	---	---	---	48

Net-of-tax amount	---	---	---	(90)
	$(5,739)	$3,909	$(6,328)	$(1,652)

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows (in thousands):

	June 30, 2006	December 31, 2005
Net unrealized loss on available-for-sale securities	$(12,055)	$(2,320)
Tax effect	4,219	812
Net-of-tax amount	(7,836)	(1,508)

Unfunded pension liability	(3,494)	(3,494)
Tax effect	1,223	1,223
Net-of-tax amount	(2,271)	(2,271)

Accumulated other comprehensive loss	$(10,107)	$(3,779)

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Recent Accounting Pronouncements -

FASB Interpretation No. 48 - In June, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

(in thousands, except per share data)	Three Months Ended March 31, 2005	Six Months Ended June 30, 2005

Net interest income	$25,475	$50,269
Other income	8,041	16,215
Net income	(5,585)	3,625
Diluted earnings per common share	$(0.23)	$0.15

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

3. Allowance for loan losses:

Changes in the allowance for loan losses are as follows (in thousands):

	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005

Balance, January 1	$22,965	$14,421	$14,421
Provision for loan losses	1,150	2,300	1,300
Loan charge-offs	(655)	(2,323)	(899)
Recoveries	328	1,499	561
Allowance established for acquired credit risk	---	7,068	---
Balance, end of period	$23,788	$22,965	$15,383

American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) prohibits creating valuation allowances in the initial accounting of loans acquired in a transfer for differences attributable, at least in part, to credit quality. In accordance with SOP 03-3, at June 30, 2006, $3.5 million is not included in the above allowance established for acquired credit risk for loans totaling $15.0 million with credit quality issues acquired in the July 1, 2005, merger with PennRock.

The following table summarizes period-end risk elements (in thousands):

	June 30, 2006	December 31, 2005	June 30, 2005

Non-accrual loans	$11,492	$9,060	$6,896
Loans renegotiated with borrowers	108	---	---
Foreclosed real estate	108	1,447	2,444
Total non-performing assets	11,708	10,507	9,340
Accruing loans 90 days past due	621	22	---
Total risk elements	$12,329	$10,529	$9,340

4. Guarantees:

Community does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Community to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that which is involved in extending loan facilities to customers. Community generally holds collateral and/or personal guarantees supporting these commitments. Community had issued $93.3 million and $100.5 million of standby letters of credit as of June 30, 2006 and December 31, 2005, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of June 30, 2006 and December 31, 2005, for guarantees under standby letters of credit issued is not material.

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

The following pro forma information for the three months and six months ended June 30, 2005, shows net income and earnings per basic and diluted share if compensation expense for Community’s employee stock options had been determined on a fair value method of accounting (in thousands, except per share data).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$(1,139)	$4,348
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax effect	714	1,490
Pro forma net income	$(1,853)	$2,858

Earnings per share:
Basic - as reported	$(0.09)	$0.34
Basic - pro forma	$(0.14)	$0.22

Diluted - as reported	$(0.09)	$0.33
Diluted - pro forma	$(0.14)	$0.22

Effective January 1, 2006, Community adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method. Under the modified prospective method, compensation cost recognized beginning January 1, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS No. 123(R) on January 1, 2006, Community’s income before taxes and net income were $185,000 and $170,000 lower for the three months ended June 30, 2006, and $303,000 and $278,000 lower for the six months ended June 30, 2006, than if we had continued to use APB Opinion No. 25 to account for stock-based compensation. Basic and diluted earnings per share were decreased by $.01 for the three months and for the six months ended June 30, 2006.

Community receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the related stock price over the exercise price of the options. Prior to adopting SFAS No. 123(R), all tax benefits resulting from the exercise of stock options were reported as operating cash flows on the consolidated statement of cash flows. In accordance with SFAS No. 123(R), reporting of tax benefits from the exercise of stock options has been revised to report them as financing cash flows on the consolidated statement of cash flows. For the six months ended June 30, 2006, $116,000 was reported as financing cash flows rather than operating cash flows.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Net cash proceeds from the exercise of stock options totaled $798,000 for the six months ended June 30, 2006. The actual income tax benefit realized from stock options exercised was $116,000.

Community uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards. No awards were granted in 2005. Awards for the six months ended June 30, 2006, were estimated with the following weighted-average assumptions: dividend yield of 2.7%; volatility of 26%; risk-free interest rate of 4.5%; expected life in years of 6.3; and weighted-average grant-date fair value of $6.85. These assumptions are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for the same homogeneous groups and the historical volatility of Community’s stock price. At June 30, 2006, there was $1.5 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.6 years.

As of June 30, 2006, 607,000 shares were authorized but not awarded under the Plan. The stock options generally vest from six months to five years from the date of grant, and expire no later than ten years after the date of grant. The changes in outstanding options during the six months ended June 30, 2006, are as follows:

	Shares Under Option (000’s)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding options, December 31, 2005	1,110	$20.03
Granted	255	27.41
Exercised	(62)	12.68
Canceled	(1)	25.57
Outstanding options, June 30, 2006	1,302	$21.82	5.8 Years
Exercisable options, June 30, 2006	977	$20.54	5.6 Years

At June 30, 2006, the aggregate intrinsic value of options outstanding, of which substantially all are expected to vest, was $6.6 million, and the aggregate intrinsic value of options exercisable was $6.2 million. Total intrinsic value of options exercised was $858,000 for the six months ended June 30, 2006.

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

The merger with PennRock Financial Services Corp (“PennRock”) which occurred on July 1, 2005, represented a milestone in the expansion of the Community Banks, Inc. (“Community”) franchise. Since the date of the merger, Community’s financial results have included the combined financial results of pre-merger Community and those of the former PennRock. PennRock’s historical performance had been derived principally from activities of its primary operating subsidiary, Blue Ball National Bank (“Blue Ball”). In accordance with generally accepted accounting principles (“GAAP”), reported results for periods prior to July 1, 2005 were not restated for the impact of Blue Ball, which has operated as a separate division within Community since the date of the merger. Accordingly, comparisons of results for the second quarter of 2006 (which included Blue Ball) to those in the corresponding period of 2005 (which excluded Blue Ball) are driven primarily by the incremental addition of Blue Ball activity in 2006.

Portions of this presentation will seek to augment comparisons of second quarter results of 2006 and 2005 with additional comparisons to the first quarter of 2006, the most recent period of post-combination results. Such comparisons will be limited to situations that provide more meaningful comparative information and that aid in the assessment of performance in the second quarter of 2006.

As previously noted, purchase accounting rules prohibit restatements of financial information for the first half of 2005; thus, such results are devoid of activity from Blue Ball. As a consequence, meaningful comparisons of results for the first six months of 2005 and 2006 also will be limited.

PREAMBLE

Forward-Looking Statements

Periodically, Community has made, and will continue to make statements that may include forward-looking information. Community cautions that forward-looking information disseminated through financial presentations should not be construed as guarantees of future performance. Furthermore, actual results may differ from expectations contained in such forward-looking information as a result of factors that are not predictable. Financial performance can be affected by any number of factors that are not predictable or are out of management’s direct control. Examples include: the effect of prevailing economic conditions; unforeseen or dramatic changes in the general interest rate environment; actions or changes in policies of the Federal Reserve Board and other government agencies; the risk associated with global instability; business risk associated with the management of the credit extension function and fiduciary activities. Each of these factors could affect estimates, assumptions, uncertainties and risk used to develop forward-looking information, and could cause actual results to differ materially from management’s expectations regarding future performance.

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

Management believes that the application of its accounting policies and procedures for each of the above items should be considered to be a critical accounting policy to ensure the fair presentation of Community’s financial statements.

•	Adequacy of Allowance

Community applies a systemic methodology in order to estimate the allowance for loan losses. This methodology incorporates management’s judgments about the credit quality of the loan portfolio through a disciplined, regimented methodology that is consistently applied. This process requires that a detailed analysis of the loan portfolio be performed on a quarterly basis. This analysis includes a specific individual loan review for any and all loans that meet specific materiality criteria. Such loans are evaluated for impairment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The portfolio is further stratified to analyze groups of homogeneous loans with similar risk characteristics. Such loans are evaluated under the provisions of SFAS No. 5 “Accounting for Contingencies”.

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

These standards necessitate the application of accounting policies and procedures that entail the use of assumptions, estimates, and judgments that are critical to the presentation of financial information, including the ongoing valuation of intangibles. The ultimate responsibility for the application of these standards and the adequacy of disclosures related thereto rests with management. While Community has applied these standards to other business combinations completed since 2001, the magnitude of the PennRock merger on Community’s consolidated results suggests that the application of these standards since the date of that merger is substantially more critical to the presentation of financial information.

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

SUMMARY OF FINANCIAL AND OPERATING RESULTS

Community reported second quarter net income of $10.5 million, including per share earnings of $0.44, and produced a dramatic improvement over the $(1.1) million loss recorded in the year-earlier period. Results in the second quarter of 2005 had been adversely affected by $8 million in pre-tax merger, conversion, and restructuring expenses that were recorded leading up to the consummation of the Blue Ball Bank merger on July 1 of that year.

Quarter-to-quarter net income comparisons of 2006 to 2005 continued to be distorted by the mid-year 2005 merger of Blue Ball Bank. More relevant quarterly comparisons can be derived by using the combined results from the first quarter of 2006 as a baseline, and providing comparative analysis with second quarter results.

Net interest margin is a critical measure of a bank’s ability to maximize revenues from a given earning asset base and is strongly influenced by interest rate conditions. The twelve months ended June 30, 2006, marked the completion of the first full year of blended operations since the combination of Blue Ball into the new Community franchise. In this most recent quarter, earnings improvements were constrained slightly by a series of interest rate hikes by the Federal Reserve Bank that has restricted revenue growth from traditional spread business. These rate hikes have contributed to a “flattening” of the yield curve and a compression in net interest margins and net interest income growth, the two key metrics for revenue expansion. These interest rate increases have presented earnings challenges throughout the banking industry as rising deposit funding costs have outpaced the improvement from increasing earning asset yields.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Community experienced comparatively slower loan growth during the second quarter than in recent quarters, as average loans grew only 4% from the first quarter (annualized). At the same time, average deposits rose at a more robust annualized pace of 14% over the same period. While the modest loan growth reflected the expected impact of rising rates on loan demand, a more significant component was related to competitive pricing pressures. Community has been reluctant to extend credit maturities without a rate premium that is commensurate with the incremental interest rate risk associated with maturity extension. Adherence to a strict pricing discipline has been critical in this rate environment and helped to produce a net interest margin of 3.94%, only slightly less than the 3.98% recorded in the first quarter. Throughout the first half of 2006, funding costs have risen as Community has reduced its reliance on more volatile wholesale funding sources in favor of increased deposit balances. Unfortunately, competitive pressures have also adversely impacted the cost of retail deposits as consumers seek higher returns in a rising rate environment.

While quarterly revenue expansion from loan and deposit activity was constrained slightly, most other operating metrics in the second quarter and in the first six months of 2006 continued to demonstrate the success of Community’s merger implementation. Asset quality metrics continue to reflect historically low levels of non-performing assets. Non-interest revenues increased 17% (annualized) as compared to the levels recorded in the first quarter of 2006, largely due to the continuing integration of non-interest products from the traditional Community and Blue Ball franchises. Operating expenses remained almost constant with the first quarter of 2006, while the efficiency ratio increased slightly to 56.18% and remained well within Community’s desired operating range.

Despite the ongoing revenue challenges, results for the first half of 2006 reflected records for both net income and earnings per share performance, at $21.1 million and $0.88 per share, respectively. These results translated into an operating return on average tangible assets of 1.42% and an operating return on average tangible equity of 20.35%.

Because the merger with Blue Ball was accounted for under the purchase accounting method, many of the traditional metrics used to evaluate performance in a post-merger environment have undergone change. Operating return on tangible assets and tangible equity have become relevant measures of shareholder return for companies that have experienced substantial merger activity in periods after the mandatory application of purchase accounting. Community has provided an extensive reconcilement of “GAAP” to “non-GAAP” presentations to assist investors in their understanding of the effect of acquisition activity on reported results. Such information is not presented as a substitute for traditional GAAP measurements, but is provided as a supplemental enhancement to improve comparability and investor understanding.

	Three Months Ended
(Dollars in thousands, except per share data)	June 30, 2006	March 31, 2006	June 30, 2005

Net operating (tangible) income	$10,960	$10,994	$4,068
Average tangible assets	$3,132,905	$3,124,522	$2,036,630
Average tangible equity	$213,528	$221,552	$148,906
Operating return on average tangible assets	1.40%	1.43%	0.80%
Operating return on average tangible equity	20.59%	20.12%	10.96%
Tangible book value at end of period	$8.91	$9.19	$11.43

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENT OF CONDITION

The average balance sheets for the three months ended June 30, 2006 and 2005 were as follows (dollars in thousands):

	June 30,		Change
	2006	2005	Volume%
Cash and due from banks	$59,461	$39,96435,187	$19,497	49%
Federal funds sold and interest-bearing deposits	53,872	78,196	(24,324)	(31)%
Investments	577,581	583,246	(5,665)	(1)%
Loans	2,312,900	1,267,706	1,045,194	82%
Allowance for loan losses	23,883	15,189	8,694	57%
Net loans	2,289,017	1,252,517	1,036,500	83%
Goodwill and identifiable intangible assets	258,989	4,988	254,001	NM*
Other assets	152,988	82,707	70,281	85%

Total assets	$3,391,908	$2,041,618	$1,350,290	66%

Noninterest-bearing deposits	$350,574	$190,045	$160,529	84%
Interest-bearing deposits	2,030,567	1,192,458	838,109	70%
Short-term borrowings	57,903	36,687	21,216	58%
Long-term debt	405,705	424,105	(18,400)	(4)%
Subordinated debt	51,548	30,928	20,620	67%
Other liabilities	24,916	13,501	11,415	85%

Total liabilities	2,921,213	1,887,724	1,033,489	55%

Stockholders’ equity	470,695	153,894	316,801	206%

Total liabilities and stockholders’ equity	$3,391,908	$2,041,618	$1,350,290	66%

*Not meaningful

The growth in quarterly balances between the periods shown was most significantly influenced by balances acquired in the PennRock merger and by the de-leveraging strategy that was initiated at the time of the mid-year 2005 merger. At the time of the merger, Community acquired loans of $842 million and deposits of $882 million. These acquired balances represented nearly 81% of the loan growth and 88% of the deposit growth shown above. The remainder of the growth was attributed to organic increases in loan and deposit balances.

Near the time of the merger, Community began to place heavier reliance on scheduled maturities in the investment portfolio to fund incremental loan growth. This strategy was employed in lieu of utilizing more aggressive pricing to raise deposit balances. This portfolio runoff, including the proceeds from the sale of the acquired investment portfolio of PennRock, provided the incremental funding necessary to augment the growth in organic deposits for periods immediately following the merger. With portfolio balances approaching optimal levels and reduced reliance on wholesale funding, Community began a more aggressive pricing structure to retain and increase deposit balances. During the second quarter of 2006, consumer demand for higher returns on deposit balances resulted in more competitive pricing for various certificate of deposit categories, which led to increases in certificate of deposit balances. Such increases were driven by consumer preferences and by migration from certain non-maturity deposit categories. This strategy also precluded the need to increase wholesale funding through FHLB advances or other borrowings in order to fund incremental loan growth.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Quantifying the level of organic balance sheet growth in the second quarter of 2006 can be best illustrated by using the average balances in the first quarter of 2006 as a baseline and annualizing the growth between the first quarter of 2006 and the second quarter of 2006. The following table illustrates the incremental increase in individual loan categories between those two periods along with the implied annualized percentage increase.

			Change
(in thousands)	Second Quarter 2006	First Quarter 2006	Amount	Annualized %
Commercial	$827,586	$808,108	$19,478	10%
Commercial real estate	817,099	799,505	17,594	9%
Residential real estate	150,653	153,282	(2,629)	(7)%
Consumer	517,562	529,084	(11,522)	(9)%
Total	$2,312,900	$2,289,979	$22,921	4%

Loan growth was constrained by interest rate trends and competitive pressures. As the general level of short term interest rates has risen, commercial demand for fixed-rate lending has increased. Given the shape of the yield curve, pricing for extensions of longer-term, fixed rate credits provides a reduced premium relative to the level of incremental interest rate risk assumed. This has led to increased competition for credits in a period where pricing advantages are minimal. Similar pricing dynamics have affected most lending categories to some extent.

Deposit balances remain the primary source of core funding and Community recognized annualized growth of 14% from the first quarter of 2006 to the second quarter of 2006, as follows:

			Change
(in thousands)	Second Quarter 2006	First Quarter 2006	Amount	Annualized %
Demand	$350,574	$373,637	$(23,063)	(25)%
Savings & NOW accounts	820,265	826,742	(6,477)	(3)%
Time	981,371	900,698	80,673	36%
Time $100,000 or more	228,931	200,821	28,110	56%
	$2,381,141	$2,301,898	$79,243	14%

Deposit trends have been driven by several factors, most notably the steady increase in interest rates attributable to the Federal Reserve Bank (“the Fed”) policy changes that have driven up short term interest rates. While core deposits remained fairly stable, competitive increases in the rates offered on shorter term (12 to 18 months) time deposits resulted in more significant growth in those categories. At the same time, wholesale funding advantages, largely in FHLB borrowings, have been eroding.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the largest source of revenue for most bank holding companies. Comparisons of quarterly performance for the post-merger Community to the year-ago second quarter reflect a substantial increase in both absolute net interest income and an expansion of net interest margin. The improvement in margin was related to the mid-year balance sheet restructuring while the increase in absolute net interest income reflects the higher earning asset base and the favorable impact of higher interest rates on asset yields.

The following is a comparative analysis of asset yields, funding costs and net interest income for the second quarter of 2006 as compared to the comparable quarter of 2005:

	Net Interest Margin - Quarter Ended

(dollars in thousands)	June 30, 2006			June 30, 2005
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest- bearing deposits in banks	$53,872	$643	4.79%	$78,196	$583	2.99%
Investment securities	577,581	8,622	5.99%	583,246	8,235	5.66%
Loans - commercial	827,586	16,016	7.76%	438,396	6,968	6.38%
- commercial real estate	817,099	14,326	7.03%	371,725	5,888	6.35%
- residential real estate	150,653	2,272	6.05%	89,164	1,470	6.61%
- consumer	517,562	8,969	6.95%	368,107	5,987	6.52%
Total earning assets	$2,944,353	$50,848	6.93%	$1,928,834	$29,131	6.06%

Deposits - savings and NOW accounts	$820,265	$3,893	1.90%	$526,821	$1,720	1.31%
- time	1,210,302	11,891	3.94%	665,637	5,181	3.12%
Short-term borrowings	57,903	645	4.47%	36,687	200	2.19%
Long-term debt	405,705	4,564	4.51%	424,105	4,885	4.62%
Subordinated debt	51,548	938	7.30%	30,928	495	6.42%
Total interest-bearing liabilities	$2,545,723	$21,931	3.46%	$1,684,178	$12,481	2.97%

Interest income to earning assets			6.93%			6.06%
Interest expense to paying liabilities			3.46%			2.97%

Interest spread			3.47%			3.09%
Impact of non-interest funds			0.47%			0.37%
Net interest margin		$28,917	3.94%		$16,650	3.46%

Increases in both net interest margin and net interest income between the second quarter of 2005 and the second quarter of 2006 were almost entirely due to the impact of the merger with PennRock and the pre-merger balance sheet restructuring.

A more revealing trend comparison is provided by comparing results for the second quarter of 2006 to the most recent quarter that included combined PennRock operations for the three months ended March 31, 2006. During the first quarter of 2006, Community reported net interest income of $28.8 million and a net interest margin of 3.98%. Metrics for the second quarter of 2006 were very comparable to that most recent quarterly performance; net interest income reached $28.9 million and net interest margin declined slightly to 3.94%.

The following table provides a comparison of second quarter of 2006 results to those of the first quarter of 2006; each of these periods included the impact of assets and liabilities acquired in the merger and provide a more meaningful comparative framework.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Net Interest Margin - Quarter Ended

(dollars in thousands)	June 30, 2006			March 31, 2006
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest- Bearing deposits in banks	$53,872	$643	4.79%	$34,885	$393	4.57%
Investment securities	577,581	8,622	5.99%	613,891	8,901	5.88%
Loans - commercial	827,586	16,016	7.76%	808,108	15,145	7.60%
- commercial real estate	817,099	14,326	7.03%	799,505	13,605	6.90%
- residential real estate	150,653	2,272	6.05%	153,282	2,297	6.08%
- consumer	517,562	8,969	6.95%	528,976	8,526	6.54%
Total earning assets	$2,944,353	$50,848	6.93%	$2,938,647	$48,867	6.74%

Deposits - savings and NOW accounts	$820,265	$3,893	1.90%	$826,742	$3,501	1.72%
- time	1,210,302	11,891	3.94%	1,101,519	9,920	3.65%
Short-term borrowings	57,903	645	4.47%	68,524	696	4.12%
Long-term debt	405,705	4,564	4.51%	467,010	5,111	4.44%
Subordinated debt	51,548	938	7.30%	44,674	797	7.24%
Total interest-bearing liabilities	$2,545,723	$21,931	3.46%	$2,508,469	$20,025	3.24%

Interest income to earning assets			6.93%			6.74%
Interest expense to paying liabilities			3.46%			3.24%

Interest spread			3.47%			3.50%
Impact of non-interest funds			0.47%			0.48%
Net interest margin		$28,917	3.94%		$28,842	3.98%

Since the first quarter of 2006, the yield on earning assets rose by 19 basis points, from 6.74% to 6.93%. Unfortunately, the cost of funding sources increased by 22 basis points for the same period, resulting in a slight compression in net interest spread. Growth in net interest income was constrained by the existence of the flat, and sometimes inverted, yield curve. The Fed Open Market Committee continued its pattern of increasing the benchmark “fed funds” rate, which reached 5.25% by the beginning of the third quarter. This key interest rate indicator continued to exert pressure on short term rates on deposit offerings. These interest rate conditions prompted increases in the rates offered on time deposits with maturities in the intermediate timeframes and increased the consumer appetite for these higher-yielding time deposits. These premiums provided sufficient incentive to begin some migration from core savings products while simultaneously providing an incentive for growth in new time deposit customers. Core deposit balances had remained stable for the last several quarters as consumers had patiently waited for higher rate conditions before committing funds into longer maturities. The favorable rates and less constrictive maturities offered in the first half of 2006 fueled consumer demand for time deposits.

Provision for Loan Losses

The provision for loan losses totaled $1.2 million for the six months ended June 30, 2006, compared to $1.3 million for the six months ended June 30, 2005. The provision was $650,000 in the second quarter of 2006 and exceeded the reported net charge-offs of $172,000. The allowance for credit losses to loans ratio reached 1.01% versus 1.03% at the end of 2005. Net charge-offs were a modest 0.03% of average loans. While Community experienced marginal increases in non-accrual loans and total risk elements, the overall risk profile remained substantially unchanged from the end of 2005. Non-accrual loans were $11.5 million at the end of the second quarter of 2006 compared to $9.1 million at the end of 2005. Coverage of non-accrual loans provided by the allowance for loan losses was 207% compared to 253% at December 31, 2005. Non-performing assets, which includes loans renegotiated with borrowers and foreclosed real estate, represented 0.50% of outstanding loans at June 30, 2006 versus 0.47% at the end of 2005.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

Non-interest income, excluding investment securities gains, increased 57% to $8.5 million for the quarter ended June 30, 2006, versus $5.4 million in the second quarter of 2005. Non-interest income, excluding investment securities gains, for the six months ended June 30, 2006, also grew 57%, to $16.6 million from $10.6 million for the six months ended June 30, 2005. The vast majority of changes from the 2005 were due to the incremental volume provided as a result of the Blue Ball activity in 2006.

More meaningful comparisons are provided by analyzing comparisons between the first and second quarter of 2006. Both of these periods included the post-merger combined results of Blue Ball. The following table provides a more detailed comparison of these two periods.

	Second Quarter 2006	First Quarter 2006	Change
(in thousands)
Investment management and trust services	$1,088	$1,013	$75
Service charges on deposit accounts	2,855	2,531	324
Other service charges, commissions and fees	1,903	1,700	203
Insurance premium income and commissions	1,117	928	189
Mortgage banking activities	580	468	112
Earnings on investment in life insurance	675	656	19
Other	319	805	(486)
Total non-interest income, excluding investment security gains	$8,537	$8,101	$436

Investment management and trust services income totaled $1.1million. Primarily due to the merger of Blue Ball, Community now has trust assets under management in excess of $300 million. During the quarter, Community announced its planned acquisition of Sentry Trust Company in Chambersburg, Pennsylvania, which will further increase the level of assets under management. Community anticipates that it will complete the acquisition in the third quarter. The majority of the increase in revenue from the first quarter, however, was attributed to the continuing expansion of Community’s retail investment sales of annuities and other investment products. Community has standardized the sales processes across all markets for retail investment products and such processes continue to drive increased sales throughout its office network.

Service charges on deposit accounts increased from the first quarter of 2006. A significant portion of this revenue is derived from the OverdraftHonor program. Both pre-merger Community and Blue Ball had existing overdraft programs that were standardized during the first half of 2006. Results for the three months ended March 31, 2006, had reflected a seasonal decrease. Historical trends suggest that fee levels experience a first quarter decline from the peak usage that normally occurs in the third and fourth quarters. Results in second quarter of 2006 reflected the normal second quarter rebound and the benefits of the program standardization.

The remainder of non-interest income, including other service charges and fees, insurance-related revenues, and earnings from life insurance-related investments reflected stable or slightly improved performance. Mortgage-banking activities continued to be constrained. Revenues continued to decline as rates have increased and refinance activity has slowed. Other income dropped from the first quarter. First quarter results had included a nonrecurring gain attributed to the early retirement of certain FHLB advances that had been scheduled to reprice at higher floating rates.

Non-Interest Expenses

Aggregate non-interest expenses grew to $20.7 million, which represented a 57% increase from the second quarter of 2005 when aggregate expenses were $13.2 million (excluding $8.0 million of expenses incurred for merger, conversion, and restructuring in 2005). Similarly, aggregate non-interest expenses for the six months ended June 30, 2006, grew 60%, to $41.2

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

million from $25.8 million (excluding $8.0 million of expenses incurred for merger, conversion, and restructuring)for the six months ended June 30, 2005. The aggregate increases were substantially attributable to expenses from the incremental addition of the Blue Ball activities in 2006. As in the other areas of performance, a more substantive analysis of expense activity can be derived by comparing the second quarter results to the most recent period of combined performance, the first quarter of 2006.

	Second Quarter 2006	First Quarter 2006	Change
(in thousands)
Salaries and employee benefits	$11,251	$11,418	$(167)
Net occupancy	3,386	3,512	(126)
Marketing expense	265	575	(310)
Telecommunications expense	566	551	15
Amortization of intangibles	702	654	48
Other	4,528	3,823	705
Total non-interest expenses	$20,698	$20,533	$165

The efficiency ratio is a measure of the relative level of expenses, expressed as a percentage of total revenues (with revenues expressed on a tax-equivalent basis). In the second quarter of 2005, the efficiency ratio was nearly 59%. Largely as a result of the expense savings achieved in the post-merger period, the efficiency ratio in the second quarter of 2006 declined to just over 56% and was comparable to the 56.0% reported in the first quarter of 2006. Community’s ability to deliver improvements in this critical measure of operating efficiency reflects one of the more tangible benefits of combining the operations of Blue Ball and Community. Notably, the improvement in efficiency was achieved despite the additional burden of intangible amortization arising as a consequence of the merger.

Salary and benefits expense between the first quarter of 2006 and the second quarter of 2006 were virtually flat. Salary expenses reflected the impact of both normal annual increases, the majority of which occur at the beginning of the calendar year, and the costs associated with the expensing of stock options which commenced at the beginning of 2006.

Most of the other categories, including occupancy, telecommunications, and intangibles amortization, were in line with the levels reported in the first quarter, with marketing expenses declining modestly. Other expenses were higher in the second quarter owing to seasonal increases that included the annual report and shareholders meetings and other system conversions that will benefit future periods.

Income Taxes

Relative levels of tax-free income to taxable income can significantly influence the effective income tax rates reported by financial institutions. The reported rate for each of the first two quarters of 2006 was approximately 26%, while the rate for the same period of 2005 was much lower at 18%. The relative level of tax-free income at Community changed significantly as a consequence of the merger with PennRock. In pre-merger periods, PennRock reflected much lower levels of tax-free income due to a significantly lower level of tax-free loans and investments. During the post-merger second half of 2005, the expected effective tax rate would have increased to approximately the current effective rate, reflecting a higher level of taxable income in the combined entity. But in the second quarter of 2005 Community incurred $8.0 million in merger, conversion, and restructuring charges. These charges reduced annual taxable income while increasing the relative level of tax-free income, thus producing a lower-than-expected tax rate of 19% in the last half of 2005. The absence of special charges in 2006 resulted in a reported tax rate of 26%, as the relative level of tax-free and taxable income returned to sustainable levels.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. Regulatory capital guidelines are based on a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. The following table provides the risk-based capital positions of Community and its banking subsidiary, CommunityBanks, at June 30, 2006, along with a comparison to the various current regulatory capital requirements:

	June 30, 2006	Regulatory Minimum	“Well Capitalized”
Leverage ratio
Community Banks, Inc.	8.4%	4%	5%
CommunityBanks	8.2%	4%	5%

Tier 1 capital ratio
Community Banks, Inc.	10.3%	4%	6%
CommunityBanks	10.0%	4%	6%

Total risk-based capital ratio
Community Banks, Inc.	11.2%	8%	10%
CommunityBanks	11.0%	8%	10%

At June 30, 2006, total stockholders’ equity included an accumulated other comprehensive loss of $10.1 million, compared to an accumulated other comprehensive loss of $3.8 million at December 31, 2005. The change can be attributed to an increase in net unrealized losses on investment securities available for sale, net of taxes, reflecting an increase in interest rates that has occurred during the six month period.

Earnings in the first half of 2006 supported a return of capital to shareholders in the form of a cash dividend of $0.39 per share. In addition to the cash dividend, Community’s Board of Directors approved the issuance of a 5% stock dividend which was paid on April 28, 2006, to stockholders of record April 14, 2006.

Community has also made use of share repurchase in its capital management. In October, 2005, the Board of Directors approved a Stock Repurchase Program under which Community could repurchase up to 787,500 shares of outstanding stock. At June 30, 2006, the program is substantially complete, with 65,900 shares available for repurchase. See Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, in Part II of this Form 10-Q for details of repurchase activity in the second quarter of 2006.

In January, 2006, Community executed issuances of $20.6 million of subordinated debentures for general corporate purposes, increasing total subordinated debentures to $51.5 million. Community places no significant reliance on these instruments to meet regulatory capital requirements.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table 1: Reconciliation of GAAP to Non-GAAP Measures: (1)

	June 30, 2006	March 31, 2006	June 30, 2005
Quarterly income statement data:

Net income
Net income	$10,504	$10,569	$(1,139)
Amortization of core deposit and other intangible assets (2)	456	425	35
Merger, conversion and restructuring expenses (1)	---	---	5,172
Net operating (tangible) income	$10,960	$10,994	$4,068

Quarterly balance sheet data:

Average assets
Average assets	$3,391,908	$3,383,211	$2,041,618
Goodwill	(245,749)	(244,775)	(3,570)
Core deposit and other intangible assets	(13,254)	(13,914)	(1,418)
Average tangible assets	$3,132,905	$3,124,522	$2,036,630

Operating return on average tangible assets	1.40%	1.43%	0.80%

Average equity
Average equity	$470,695	$478,507	$153,894
Goodwill	(245,749)	(244,775)	(3,570)
Core deposit and other intangible assets	(13,254)	(13,914)	(1,418)
Deferred taxes	1,836	1,734	---
Average tangible equity	$213,528	$221,552	$148,906

Operating return on average tangible equity	20.59%	20.12%	10.96%

At end of quarter:
Total assets
Total assets	$3,385,599	$3,421,562	$1,982,732
Goodwill	(245,056)	(244,760)	(3,570)
Core deposit and other intangible assets	(13,550)	(13,599)	(1,394)
Total tangible assets	$3,126,993	$3,163,203	$1,977,768

Total equity
Total equity	$465,760	$475,587	$153,582
Goodwill	(245,056)	(244,760)	(3,570)
Core deposit and other intangible assets	(13,550)	(13,599)	(1,394)
Deferred taxes	1,800	1,854	---
Total tangible equity	$208,954	$219,082	$148,618

Tangible book value at end of period	$8.91	$9.19	$11.43

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

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at June 30, 2006.

Interest Rate Sensitivity
Dollars in thousands	1-90 days	90-180 days	180-365 days	1 year or more	Total

Assets
Interest-bearing deposits in other banks	$3,412	---	---	---	$3,412
Investment securities	58,982	14,872	40,637	459,776	574,267
Loans(1)	814,891	105,002	194,839	1,229,945	2,344,677
Earning assets	877,285	119,874	235,476	1,689,721	2,922,356
Non-earning assets	597	596	1,195	460,855	463,243
Total assets	$877,882	$120,470	$236,671	$2,150,576	$3,385,599
Liabilities
Savings	$230,472	$36,034	$72,061	$493,271	$831,838
Time	190,894	161,120	265,800	362,067	979,881
Time in denominations of $100,000 or more	62,223	36,832	59,751	70,721	229,527
Short-term borrowings	77,286	---	---	---	77,286
Long-term debt	36,863	21,875	14,759	290,321	363,818
Subordinated debt	23,196	---	---	28,352	51,548
Interest bearing liabilities	620,934	255,861	412,371	1,244,732	2,533,898
Other liabilities and equity	10,959	10,959	21,916	807,867	851,701
Total liabilities and equity	$631,893	$266,820	$434,287	$2,052,599	$3,385,599

(1) Includes non-accrual loans.

Interest Sensitivity GAP
Dollars in thousands	1-90 days	90-180 Days	180-365 days

Periodic	$245,989	$(146,350)	$(197,616)
Cumulative		99,639	(97,977)
Cumulative GAP as a percentage of total assets	7.3%	2.9%	(2.9)%

The GAP between interest-earning assets and interest-bearing liabilities maturing or repricing within one year moved from an asset sensitive 4.9% at December 31, 2005, to a slightly liability sensitive (2.9)% at June 30, 2006, reflecting, in part, the effect of interest rates as non-maturity deposits move into higher-rate time deposits as consumers seek higher returns.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures over financial reporting. Under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, Community evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Community in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported to management as appropriate to allow timely decisions regarding disclosure in such SEC reports.

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

Changes in Internal Controls over Financial Reporting. During the first quarter of 2006, management learned that certain loans were disbursed in a manner that that did not comply with the Bank’s loan approval process. At the date of the filing of Form 10-Q for the quarter ended March 31, 2006, management concluded that internal controls over certain loan disbursement and authorization processes may not be effective and that the improper functioning of these controls created an increased potential for a material misstatement of financial information.

During the second quarter of 2006, Community appointed a task force of executive officers to develop a plan of remediation. The resultant plan incorporates enhanced controls and procedures that augment various disbursement and authorization processes to mitigate the potential for any material misstatement of the financial statements. The plan has been reviewed and approved by Community’s Disclosure Committee and by the Audit Committee of the Board of Directors. The plan has been substantially implemented and management intends to make further incremental changes before the end of 2006.

Management believes that the control and procedure enhancements have been appropriately designed and have substantially reduced the potential for a material misstatement of financial information. Community will test for proper functioning of their operating effectiveness in the third and fourth quarters of 2006. Community will also perform an evaluation of the effectiveness of its internal control over financial reporting in connection with its Annual Report on Form 10-K for the year ended December 31, 2006, to be filed with the Securities and Exchange Commission in early 2007.

Excluding the improvements described above, there were no other changes in Community’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In October, 2005, the Board of Directors approved a Stock Repurchase Program under which Community could repurchase up to 787,500 shares of outstanding stock. During the second quarter of 2006, the following shares were purchased as part of the repurchase program.

	Shares Purchased	Average Price Paid Per Share	Shares Purchased as part of Repurchase Program	Capacity to Purchase More Shares

04/1/06-04/30/06	---	---	---	458,500
05/1/06-05/31/06	305,500	26.54	305,500	153,000
06/1/06-06/30/06	87,100	24.90	87,100	65,900

Item 3 - Defaults Upon Senior Securities

Not applicable.

PART II - Other Information (continued)

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Community Banks, Inc. was held on May 9, 2006, for the purpose of considering and voting upon the following matters:

o	To elect four (4) Class C directors to serve until the 2010 annual meeting of shareholders; and
.
o	To amend Article 11 of the Articles of Incorporation in order to simplify the vote requirements for shareholder approval of matters.

Each director received affirmative votes representing at least 88.2% of the shares voted at the meeting. The directors were elected as follows:

Name	For	Withhold Authority
Aaron S. Kurtz	18,325,838	1,105,970
Earl L. Mummert	17,150,455	2,281,353
Allen Shaffer	17,141,104	2,290,704
Glenn H. Weaver	17,144,337	2,287,471

The terms of the following directors continued after the annual meeting: Scott J, Newkam, Robert W. Rissinger, Dale M. Weaver, Christine Sears, Ronald E. Boyer, Peter DeSoto, Robert K. Weaver, James A. Ulsh, Sandra J. Bricker, Eddie L. Dunklebarger and Melvin Pankuch.

The proposal to amend Article 11 received affirmative votes representing 69.2% of eligible outstanding voting shares. The voting on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
15,782,786	497,715	407,331	2,743,975

There were no other matters submitted at the meeting.

Item 5 - Other Information

Not applicable.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION
(continued)

Item 6 - Exhibits

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Appendix A to Community’s 2006 Proxy Statement filed with the Commission on March 31, 2006)
3.2	Amended By-Laws (Incorporated by reference to Exhibit 3(ii), attached to Community’s Current Report on Form 8-K filed with the Commission on March 9, 2006)
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

COMMUNITY BANKS, INC.
(Registrant)

Date	August 9, 2006	/s/	Eddie L. Dunklebarger
Eddie L. Dunklebarger
Chairman and President
(Chief Executive Officer)

Date	August 9, 2006	/s/	Donald F. Holt
Donald F. Holt
Executive Vice President
(Chief Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Appendix A to Community’s 2006 Proxy Statement filed with the Commission on March 31, 2006)
3.2	Amended By-Laws (Incorporated by reference to Exhibit 3(ii), attached to Community’s Current Report on Form 8-K filed with the Commission on March 9, 2006)
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