Form 10-Q
period 2006-09-30
COMMUNITY BANKS INC /PA/
filed 2006-11-09
CIK 714710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s common stock, $5.00 par value, outstanding as of October 31, 2006 was 23,488,011.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands except per share data)

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)

Cash and due from banks	$71,418	$76,820
Federal funds sold	21,401	---
Cash and cash equivalents	92,819	76,820
Interest-bearing deposits in other banks	34,774	4,423
Investment securities, available for sale	543,998	605,555
Investment securities, held to maturity (fair value approximates $23,160 and $22,563)	23,059	23,030
Loans, net of allowance for loan losses of $24,034 and $22,965	2,324,125	2,214,100
Premises and equipment, net	46,186	43,283
Goodwill and other intangible assets	259,505	259,080
Accrued interest receivable and other assets	106,742	106,139
Total assets	$3,431,208	$3,332,430

LIABILITIES

Deposits
Non-interest bearing	$346,043	$375,835
Interest bearing	2,137,476	1,918,532
Total deposits	2,483,519	2,294,367
Short-term borrowings	57,566	87,253
Long-term debt	336,954	430,719
Subordinated debt	51,548	30,928
Accrued interest payable and other liabilities	22,037	12,490
Total liabilities	2,951,624	2,855,757

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; 500,000 shares
authorized; no shares issued and outstanding	---	---
Common stock, $5.00 par value; 50,000,000 shares
authorized; 24,478,000 and 23,314,000 shares issued	122,392	116,572
Surplus	372,710	347,827
Retained Earnings	13,416	27,031
Accumulated other comprehensive loss, net of tax	(2,670)	(3,779)
Treasury stock; 1,000,000 and 399,000 shares, at cost	(26,264)	(10,978)
Total stockholders’ equity	479,584	476,673
Total liabilities and stockholders’ equity	$3,431,208	$3,332,430

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Loans, including fees	$42,915	$35,325	$123,109	$74,370
Investment securities:
Taxable	4,322	4,397	13,116	12,657
Tax exempt	2,205	2,299	6,778	6,687
Dividends	611	600	1,841	1,746
Other	390	857	1,426	1,591
Total interest income	50,443	43,478	146,270	97,051

INTEREST EXPENSE:
Deposits	17,858	10,993	47,063	23,954
Short-term borrowings	739	452	2,080	809
Long-term debt	3,936	5,109	13,611	14,811
Subordinated debt	972	527	2,707	1,481
Total interest expense	23,505	17,081	65,461	41,055
Net interest income	26,938	26,397	80,809	55,996
Provision for loan losses	250	400	1,400	1,700
Net interest income after provision for loan losses	26,688	25,997	79,409	54,296

NON-INTEREST INCOME:
Investment management and trust services	968	796	3,069	1,741
Service charges on deposit accounts	3,037	2,799	8,423	6,620
Other service charges, commissions and fees	1,817	1,819	5,420	3,763
Insurance premium income and commissions	1,053	825	3,098	2,607
Mortgage banking activities	533	660	1,581	1,723
Earnings on investment in life insurance	679	659	2,010	1,413
Investment security gains	28	29	317	247
Other	725	279	1,849	560
Total non-interest income	8,840	7,866	25,767	18,674

NON-INTEREST EXPENSES:
Salaries and employee benefits	11,611	11,808	34,280	26,537
Net occupancy	3,452	3,364	10,350	7,788
Merger, conversion and restructuring expenses	---	248	---	8,205
Marketing expense	354	528	1,194	1,439
Telecommunications expense	542	309	1,659	870
Amortization of intangibles	659	641	2,015	728
Other	4,554	4,186	12,905	9,322
Total non-interest expenses	21,172	21,084	62,403	54,889

Income before income taxes	14,356	12,779	42,773	18,081
Income taxes	3,798	2,447	11,142	3,401
Net income	$10,558	$10,332	$31,631	$14,680
CONSOLIDATED PER SHARE DATA
Basic earnings per share	$0.45	$0.42	$1.34	$0.87
Diluted earnings per share	$0.45	$0.42	$1.32	$0.86
Dividends declared	$0.20	$0.18	$0.59	$0.52

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited: Dollars in Thousands)

	Outstanding	Common		Retained	Accumulated Other Comprehensive	Treasury	Total
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2005	12,236	$62,107	$73,304	$18,134	$3,211	$(4,415)	$152,341
Comprehensive income:
Net income				14,680			14,680
Unrealized loss on securities, net of reclassification adjustment and tax effect					(1,740)		(1,740)
Change in unfunded pension liability, net of tax					(90)		(90)
Total comprehensive income							12,850
Cash dividends ($0.52 per share)				(8,859)			(8,859)
Purchases of treasury stock	(339)					(9,354)	(9,354)
Exercise of common stock options and issuances under stock purchase plan	345	196	873	(2,339)		7,764	6,494
Tax benefits from employee stock transactions			404				404
Acquisition of PennRock Financial Services Corp.:
Common stock issued	10,854	54,272	269,733				324,005
Fair value of stock options			3,079				3,079
Other			324	(324)			---

Balance, September 30, 2005	23,096	$116,575	$347,717	$21,292	$1,381	$(6,005)	$480,960

Balance, January 1, 2006	22,915	$116,572	$347,827	$27,031	$(3,779)	$(10,978)	$476,673
Comprehensive income:
Net income				31,631			31,631
Unrealized gain on securities, net of reclassification adjustment and tax effect					1,109		1,109
Total comprehensive income							32,740
Cash dividends ($0.59 per share)				(13,973)			(13,973)
5% stock dividend	1,133	5,820	24,162	(29,982)			---
Purchases of treasury stock	(668)					(17,922)	(17,922)
Exercise of common stock options and issuances under stock purchase plan	98			(1,291)		2,636	1,345
Compensation and tax benefits from employee stock transactions			721				721

Balance, September 30, 2006	23,478	$122,392	$372,710	$13,416	$(2,670)	$(26,264)	$479,584

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30,
	2006	2005
Operating Activities:
Net income	$31,631	$14,680
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,400	1,700
Depreciation and amortization	5,475	3,446
Stock option expense	478	---
Net amortization of securities	321	831
Realized gains on sales of available-for-sale securities, net	(317)	(247)
Loans originated for sale	(8,665)	(5,801)
Proceeds from sales of loans held for sale	6,444	4,541
Gains on loan sales	(599)	(179)
Earnings on investment in life insurance	(2,010)	(1,413)
Net change in other assets	1,357	8,087
Net change in accrued interest payable and other liabilities	9,547	(8,811)
Tax benefits from employee stock transactions	---	404
Net cash provided by operating activities	45,062	17,238

Investing Activities:
Net change in interest-bearing deposits in other banks	(30,351)	(16,793)
Activity in available-for-sale securities:
Sales	64,914	282,857
Maturities, prepayments and calls	43,852	49,670
Purchases	(45,518)	(84,580)
Maturities, prepayments and calls in investment securities held to maturity	(26)	(19,368)
Net increase in total loans	(110,409)	(108,740)
Proceeds from sale of loans	1,267	---
Additions to premises and equipment	(6,364)	(5,376)
Cash acquired in acquisition	---	34,564
Other	(2,440)	(3,474)
Net cash provided by (used in) investing activities	(85,075)	128,760

Financing Activities:
Net increase in deposits	189,152	57,179
Net change in short-term borrowings	(29,688)	(80,039)
Proceeds from issuance of long-term debt	75,620	25,000
Repayment of long-term debt	(148,765)	(100,448)
Cash dividends and cash paid in lieu of fractional shares	(13,973)	(8,859)
Purchases of treasury stock	(17,922)	(9,354)
Tax benefits from employee stock transactions	243	---
Proceeds from issuance of common stock	1,345	6,494
Net cash provided by (used in) financing activities	56,012	(110,027)

Net change in cash and cash equivalents	15,999	35,971
Cash and cash equivalents at beginning of period	76,820	43,486
Cash and cash equivalents at end of period	$92,819	$79,457

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

Operating results for the three months and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Earnings per share for the three and nine months ended September 30 have been computed as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$10,558	$10,332	$31,631	$14,680

Weighted average shares outstanding (basic)	23,459	24,389	23,693	16,804
Effect of dilutive stock options	204	361	233	351

Weighted average shares outstanding (diluted)	23,663	24,750	23,926	17,155

Per share information:
Basic earnings per share	$0.45	$0.42	$1.34	$0.87
Diluted earnings per share	$0.45	$0.42	$1.32	$0.86

Comprehensive Income(Loss) - The components of comprehensive income (loss) and related tax effect for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Unrealized holding gains (losses)
on available-for-sale securities	$11,470	$(245)	$2,023	$(2,430)
Reclassification adjustments for
gains included in net income	(28)	(29)	(317)	(247)
Net unrealized gains (losses)	11,442	(274)	1,706	(2,677)
Tax effect	(4,005)	96	(597)	937

Net-of-tax amount	7,437	(178)	1,109	(1,740)

Unfunded pension liability	---	---	---	(138)
Tax effect	---	---	---	48

Net-of-tax amount	---	---	---	(90)
	$7,437	$(178)	$1,109	$(1,830)

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows (in thousands):

	September 30, 2006	December 31, 2005
Net unrealized loss on available-for-sale securities	$(614)	$(2,320)
Tax effect	215	812
Net-of-tax amount	(399)	(1,508)

Unfunded pension liability	(3,494)	(3,494)
Tax effect	1,223	1,223
Net-of-tax amount	(2,271)	(2,271)

Accumulated other comprehensive loss	$(2,670)	$(3,779)

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Recent Accounting Pronouncements -

SFAS No. 157 - In September, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Community is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on Community’s consolidated financial position, results of operations and cash flows.

SFAS No. 158 - In September, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Community is currently analyzing the effects of SFAS No. 158 but does not expect its implementation will have a significant impact on Community’s consolidated financial position or results of operations.

SAB No. 108 -In September, 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatements present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. Community has analyzed SAB No. 108 and determined that upon adoption it will have no impact on Community’s consolidated financial position or results of operations.

Reclassifications - Certain amounts reported in the prior year have been reclassified to conform with the 2006 presentation. These reclassifications did not impact Community’s financial condition or results of operations.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

2. Acquisitions: On July 1, 2005, Community and PennRock Financial Services Corp. (“PennRock”), parent company of Blue Ball National Bank (“Blue Ball”), completed a merger in which PennRock was merged into Community. Also on that date, Blue Ball was merged into CommunityBanks, Community’s banking subsidiary. Community acquired all of the outstanding shares of PennRock common stock for shares of Community’s common stock valued at $324 million. In accordance with SFAS No. 141, “Business Combinations,” Community used the purchase method of accounting to record this transaction. Accordingly, the results of operations of Community include PennRock’s results from and after July 1, 2005.

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

(in thousands, except per share data)	Nine Months Ended September 30, 2005

Net interest income	$75,114
Other income	24,602
Net income	27,103
Diluted earnings per common share	$1.10

The following cash acquisitions were completed in 2006: In May, Community acquired Wiley Insurance Agency, an insurance agency providing both commercial and personal lines of insurance; and in September, Community acquired Sentry Trust Company, located in Chambersburg, Pennsylvania. Each of these acquisitions was accounted for using the purchase method of accounting, and, accordingly, the results of operations of each entity are included in Community’s consolidated statements of income from the date of acquisition. The acquisitions, individually and in the aggregate, are immaterial to Community’s consolidated financial position and results of operations. Goodwill arising from the acquisitions is subject to periodic impairment testing and other intangibles are amortized over their estimated useful lives.

In September, 2006, Community and BUCS Financial Corp. (“BUCS”) announced the signing of a definitive agreement pursuant to which Community and BUCS will combine under Community’s charter. BUCS, the parent company of BUCS Federal Bank, is a financial holding company with approximately $150 million in assets at September 30, 2006. Community will acquire all outstanding shares of BUCS common stock for a total purchase price of approximately $22.6 million. The purchase price is based on a fixed price of $24.00 in cash, or shares of Community common stock having an approximate value of $24.00 with the precise exchange ratio to be established at closing based on Community’s stock price prior to completion of the merger, or a combination of cash and stock. Community will pay a minimum of 50% and a maximum of 65% of the purchase price in shares of Community common stock, and the remainder of the purchase price will be paid in cash. BUCS shareholders will be able to choose whether to receive stock, cash or a combination of stock and cash for their shares of BUCS common stock, subject to Community’s ability to reallocate elections on a proportionate basis. Option holders of BUCS common stock will be paid a per-share amount equal to the difference between $24.00 and the exercise price of their options, and their options will be canceled. The merger is subject to required regulatory approvals and approval by the shareholders of BUCS.

In September, 2006, Community and its banking subsidiary, CommunityBanks, and East Prospect State Bank (“East Prospect”) announced the signing of a definitive agreement pursuant to which CommunityBanks and East Prospect will combine under CommunityBanks’ charter. East Prospect is a Pennsylvania-chartered banking institution with approximately $60 million in assets at September 30, 2006. Under the terms of the Agreement, Community will acquire all of the outstanding shares of East Prospect common stock for a total purchase price of $21.5 million. The purchase price is based on a fixed price of $565.80 per share in cash, or shares of Community common stock having an approximate value of $565.80. The precise exchange ratio will

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

be established at closing based on Community's stock price prior to completion of the merger. The number of shares of Community common stock that an East Prospect shareholder would receive may change by the date that the merger is completed, based on changes in the price of Community's common stock, up to a maximum of 27.5752 shares. Community will pay a minimum of 50% and a maximum of 75% of the purchase price in shares of Community common stock, and the remainder of the purchase price will be paid in cash. East Prospect shareholders will be able to elect whether to receive stock, cash or a combination of stock and cash for their shares of East Prospect common stock, subject to the allocation and pro-ration procedures in the merger Agreement. The amount of cash to be paid for each share of East Prospect common stock will not change. Community will decide before the proxy statement/prospectus is mailed to East Prospect shareholders the exact proportions of cash and stock to be paid to East Prospect shareholders. In any event, no less than 25% of the purchase price will be paid in cash, and no more than 75% of the purchase price will be paid in Community common stock. If elections made by East Prospect shareholders are not within the determined proportions, Community will have the authority to reallocate the elections on a proportionate basis. The merger is subject to required regulatory approvals and approval by the shareholders of East Prospect.

3. Allowance for loan losses:

Changes in the allowance for loan losses are as follows (in thousands):

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Nine Months Ended September 30, 2005

Balance, January 1	$22,965	$14,421	$14,421
Provision for loan losses	1,400	2,300	1,700
Loan charge-offs	(1,154)	(2,323)	(1,170)
Recoveries	823	1,499	754
Allowance established for acquired credit risk	---	7,068	7,068
Balance, end of period	$24,034	$22,965	$22,773

American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) prohibits creating valuation allowances in the initial accounting of loans acquired in a transfer for differences attributable, at least in part, to credit quality. In accordance with SOP 03-3, at September 30, 2006, $2.8 million is not included in the above allowance established for acquired credit risk for loans totaling $12.1 million with credit quality issues acquired in the July 1, 2005, merger with PennRock, compared to $3.7 million for loans totaling $16.6 million at December 31, 2005 and $3.7 million for loans totaling $17.8 million at September 30, 2005.

The following table summarizes period-end risk elements (in thousands):

	September 30, 2006	December 31, 2005	September 30, 2005

Non-accrual loans	$11,626	$9,060	$10,736
Foreclosed real estate	52	1,447	2,273
Total non-performing assets	11,678	10,507	13,009
Accruing loans 90 days past due	685	22	7
Total risk elements	$12,363	$10,529	$13,016

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

4. Guarantees:

Community does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Community to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that which is involved in extending loan facilities to customers. Community generally holds collateral and/or personal guarantees supporting these commitments. Community had issued $79.8 million and $100.5 million of standby letters of credit as of September 30, 2006 and December 31, 2005, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of September 30, 2006 and December 31, 2005, for guarantees under standby letters of credit issued is not material.

5. Long-Term Debt:

(in thousands)	September 30, 2006	December 31, 2005
Outstanding advances from the FHLB of Pittsburgh are currently fixed rate and mature from 2006 to 2016. The advances are collateralized by FHLB stock, certain first mortgage loans and both agency and mortgage-backed securities. The advance rates range from 2.41% to 6.35%, with a weighted average interest rate of 4.53%. Advances totaling $229 million are convertible advances. Under the terms of these arrangements, the FHLB retains the option to convert the advances from fixed to variable rate. If the FHLB were to convert their options, Community has the ability to prepay the advances at no penalty. At the current time no advances have been converted, and remain at a fixed rate of interest.
	$336,954	$430,719

Maturities on long-term debt at September 30, 2006, are as follows for twelve month periods ending as indicated (in thousands):

September 30, 2007	$63,596
September 30, 2008	14,415
September 30, 2009	40,075
September 30, 2010	5,085
September 30, 2011	25,087
Thereafter	188,696
$336,954

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

6. Stock-Based Plans:

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

The following pro forma information for the three months and nine months ended September 30, 2005, shows net income and earnings per basic and diluted share if compensation expense for Community’s employee stock options had been determined on a fair value method of accounting (in thousands, except per share data).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$10,332	$14,680
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax effect	(39)	(1,526)
Pro forma net income	$10,293	$13,154

Earnings per share:
Basic - as reported	$0.42	$0.87
Basic - pro forma	$0.42	$0.78

Diluted - as reported	$0.42	$0.86
Diluted - pro forma	$0.42	$0.77

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, Community’s income before taxes and net income were respectively $175,000 and $160,000 lower for the three months ended September 30, 2006, and respectively $478,000 and $438,000 lower for the nine months ended September 30, 2006, than if Community had continued to use APB Opinion No. 25 to account for stock-based compensation. Basic and diluted earnings per share were decreased by $.01 for the three months and by $0.02 for the nine months ended September 30, 2006.

Community receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the related stock price over the exercise price of the options. Prior to adopting SFAS No. 123(R), all tax benefits resulting from the exercise of stock options were reported as operating cash flows on the consolidated statement of cash flows. In accordance with SFAS No. 123(R), reporting of tax benefits from the exercise of stock options has been revised to report them as financing cash flows on the consolidated statement of cash flows. For the nine months ended September 30, 2006, $243,000 was reported as financing cash flows rather than operating cash flows.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Net cash proceeds from the exercise of stock options totaled $1.2 million for the nine months ended September 30, 2006. The actual income tax benefit realized from stock options exercised was $243,000.

Community uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards. No awards were granted in 2005. Awards for the nine months ended September 30, 2006, were estimated with the following weighted-average assumptions: dividend yield of 2.7%; volatility of 26%; risk-free interest rate of 4.5%; expected life in years of 6.3; and weighted-average grant-date fair value of $6.85. These assumptions are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for the same homogeneous groups and the historical volatility of Community’s stock price. At September 30, 2006, there was $1.4 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2.3 years.

As of September 30, 2006, 607,000 shares were authorized but not awarded under the Plan. The stock options generally vest from six months to five years from the date of grant, and expire no later than ten years after the date of grant. The changes in outstanding options during the nine months ended September 30, 2006, are as follows:

	Shares Under Option (000’s)	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding options, December 31, 2005	1,110	$20.03
Granted	255	27.41
Exercised	(88)	13.25
Canceled	(1)	25.57
Outstanding options, September 30, 2006	1,276	$21.96	5.6 Years
Exercisable options, September 30, 2006	951	$20.70	5.4 Years

At September 30, 2006, the aggregate intrinsic value of options outstanding, of which substantially all are expected to vest, was $6.8 million, and the aggregate intrinsic value of options exercisable was $6.3 million. Total intrinsic value of options exercised was $1.2 million for the nine months ended September 30, 2006.

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

The July 1, 2005, merger with PennRock Financial Services Corp (“PennRock”) represented a milestone in the expansion of the Community franchise. In the post-merger periods, Community’s financial results have included the financial results of the pre-merger Community franchise combined with those of the former PennRock. PennRock’s pre-merger performance was derived principally from activities of its primary operating subsidiary, Blue Ball National Bank (“Blue Ball”). In accordance with generally accepted accounting principles (“GAAP”), reported results prior to July 1, 2005 were not restated for the impact of Blue Ball.

Unfortunately, the 2006 analyses of quarterly performance trends were rendered less meaningful because of the required exclusion of Blue Ball activity from the first half of 2005. In the third quarter of 2006, quarterly comparisons of operating and growth performance became relevant as, for the first time since the merger, both current and year-ago quarterly results included the operations of Blue Ball.

The lack of restatement of financial results for the first half of 2005 also affected year-to-date analyses of performance trends. As previously noted, purchase accounting rules prohibited restatement of financial information for the first half of 2005; thus, such year-to-date results also exclude financial activity from Blue Ball. As a consequence, comparisons of results for the first nine months of 2005 and 2006 will be distorted and limited.

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

Community applies a systemic methodology in order to estimate the allowance for loan losses. This methodology incorporates management’s judgments about the credit quality of the loan portfolio through a disciplined, regimented methodology that is consistently applied. This process requires that a detailed analysis of the loan portfolio be performed on a quarterly basis. This analysis includes a specific individual loan review for any and all loans that meet specific materiality criteria. Such loans are evaluated for impairment under the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The portfolio is further stratified to analyze groups of homogeneous loans with similar risk characteristics. Such loans are evaluated under the provisions of SFAS No. 5 “Accounting for Contingencies”.

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

In June of 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards eliminated the pooling-of-interests method of accounting (“pooling”) in favor of purchase accounting. Further, these standards were promulgated to ensure that post-merger financial statements of combined entities are prepared in a manner that best represents the underlying economics of a business combination.

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

SUMMARY OF FINANCIAL AND OPERATING RESULTS

Community reported third quarter net income of $10.6 million, which resulted in per share earnings of $0.45. Despite interest rate trends that have constrained top line revenue growth, third quarter 2006 performance reflected a 7% improvement over the same period a year ago. Year-to-date earnings per share for 2006 grew to $1.32, a 53% increase over the $0.86 recorded in 2005. Results in 2005 had been adversely affected by $8 million in pre-tax merger, conversion, and restructuring expenses that were recorded in the quarter immediately preceding the consummation of its merger with Blue Ball.

Quarter-over-quarter comparisons of third quarter operating and growth performance from 2005 to 2006 include the 7% increase in earnings per share, a 12% increase in non-interest income and an increase of 2% in operating expenses.

Compression in net interest margin and flat net interest income performance can be attributed to the influences of both yield curve trends and less robust asset growth. Quarter-over-quarter loan and deposit growth were strong, reaching 9% and 8%, respectively, between the third quarters of 2006 and 2005. However, earning asset and loan growth trends in more recent quarters, including linked-quarter comparisons during 2006, reflected a modest slowdown in economic activity that suggests additional challenges for the rest of 2006 and into 2007.

Throughout 2006, the pace of earnings improvement has been constrained by a series of interest rate hikes by the Federal Reserve Bank that has restricted top line revenue growth from traditional spread business. These rate hikes have contributed to a “flattening” of the yield curve and a compression in net interest margins and net interest income growth, the two key metrics for top-line revenue expansion. These interest rate increases have presented earnings challenges throughout the banking industry as rising deposit funding costs have outpaced the improvement from increasing earning asset yields.

While quarterly revenue growth rates from loan and deposit activity was modestly curtailed, most other operating metrics continued to demonstrate the success of Community’s operating philosophy. Recent loan growth trends reflected the expected impact of rising rates on loan demand, and an additional component was related to competitive pricing pressures. Community has been reluctant to extend credit maturities without a rate premium that is commensurate with the incremental interest rate risk associated with maturity extension. Adherence to a strict pricing discipline has been critical in this rate environment and helped to produce a third quarter net interest margin of 3.90%, only slightly less than the 3.94% recorded in the second quarter.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Throughout most of 2006, funding costs have risen as Community has reduced its reliance on more volatile wholesale funding sources in favor of increased deposit balances. Unfortunately, competitive pressures have also adversely impacted the cost of retail deposits as consumers seek higher returns in a rising rate environment. Fortunately, asset quality trends continued to reflect historically low non-performing assets, combined with stable problem credit coverage and loan loss reserve levels.

Despite the ongoing revenue challenges, results for the first nine months of 2006 continue to reflect records for both net income and earnings per share performance, at $31.6 million and $1.32 per share, respectively. These results translated into an operating return on average tangible assets of 1.41% and an operating return on average tangible equity of 20.34%.Because the merger with Blue Ball was accounted for under the purchase accounting method, many of the traditional metrics used to evaluate performance in a post-merger environment have undergone change. Operating return on tangible assets and tangible equity have become relevant measures of shareholder return for companies that have experienced substantial merger activity in periods after the mandatory application of purchase accounting. Such information is not presented as a substitute for traditional GAAP measurements, but is provided as a supplemental enhancement to improve comparability and investor understanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Net operating (tangible) income	$10,986	$11,012	$32,940	$20,603
Average tangible assets	$3,126,882	$3,061,813	$3,128,116	$2,361,995
Average tangible equity	$214,643	$228,215	$216,553	$177,374
Operating return on average tangible assets	1.39%	1.43%	1.41%	1.17%
Operating return on average tangible equity	20.31%	19.14%	20.34%	15.53%
Tangible book value at end of period	$9.45	$9.26	$9.45	$9.26

During the third quarter of 2006, Community announced two additional, important banking partners when it revealed its plans to acquire East Prospect State Bank and BUCS Financial Corp. These two combinations are expected to be completed in early 2007 and will bolster Community’s position in the vibrant York County, Pennsylvania, market and provide an important market extension into the desirable, adjacent Central Maryland region.

Community’s current operating footprint, which includes assets of $3.4 billion and 73 banking offices, extends throughout the center of Pennsylvania from the Pocono region to just over the Maryland border. Blue Ball operates as a separate division in the attractive Lancaster, Berks and Chester county markets of south-central Pennsylvania. Community Banks, Inc. is the 8th largest financial services holding company headquartered in Pennsylvania and the largest financial institution headquartered in its capital city of Harrisburg. With the addition of the two new partners announced in this most recent quarter, Community will reach a total of 78 offices after consummation.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET

Year-to-date average total assets were $3.4 billion in 2006 and $2.5 billion in 2005, year-to-date total average liabilities were $2.9 billion in 2006 and $2.2 billion in 2005, and year-to-date average stockholders’ equity was $474 million in 2006 and $266 million in 2005. The growth in balances on a year-to-date basis was most significantly influenced by balances acquired in the PennRock merger and by goodwill established using the purchase method of accounting for the mid-year 2005 merger. At the time of the merger, Community acquired loans of $842 million and deposits of $882 million, and recorded goodwill and other intangible assets of $253 million.

The average balance sheets for the three months ended September 30, 2006 and 2005 were as follows (dollars in thousands):

	September 30,		Change
	2006	2005	Volume	%
Cash and due from banks	$62,636	$59,405	$3,231)	5%
Federal funds sold and interest-bearing deposits	29,324	100,263	(70,939)	(71)%
Investments	566,772	632,779	(66,007)	(10)%
Loans	2,339,352	2,140,930	198,422	9%
Allowance for loan losses	24,385	22,778	1,607	7%
Net loans	2,314,967	2,118,152	196,815	9%
Goodwill and identifiable intangible assets	259,023	254,647	4,376	2%
Other assets	153,183	151,214	1,969	1%

Total assets	$3,385,905	$3,316,460	$69,445	2%

Noninterest-bearing deposits	$344,708	$356,733	$(12,025)	(3)%
Interest-bearing deposits	2,093,349	1,891,571	201,778	11%
Short-term borrowings	60,680	56,948	3,732	7%
Long-term debt	340,162	476,602	(136,440)	(29)%
Subordinated debt	51,548	30,928	20,620	67%
Other liabilities	23,547	22,493	1,054	5%

Total liabilities	2,913,994	2,835,275	78,719	3%

Stockholders’ equity	471,911	481,185	(9,274)	(2)%

Total liabilities and stockholders’ equity	$3,385,905	$3,316,460	$69,445	2%

Changes in quarterly balances shown above reflect Community’s operations and market conditions in the post-merger environment. Near the time of the merger, Community began to place heavier reliance on scheduled maturities in the investment portfolio to fund incremental loan growth. This strategy was employed in lieu of utilizing more aggressive pricing to raise deposit balances. This portfolio runoff, including the proceeds from the sale of the acquired investment portfolio of PennRock, provided the incremental funding necessary to augment the growth in organic deposits for periods immediately following the merger. With portfolio balances approaching optimal levels and reduced reliance on wholesale funding, Community began a more aggressive pricing structure to retain and increase deposit balances. During 2006, consumer demand for higher returns on deposit balances resulted in more competitive pricing for various certificate of deposit categories, which led to increases in certificate of deposit balances. Such increases were driven by consumer preferences and by migration from certain non-maturity deposit categories. This strategy also precluded the need to increase wholesale funding through FHLB advances or other borrowings in order to fund incremental loan growth.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average loans reached $2.3 billion for the three months ended September 30, 2006; a 9% increase over the $2.1 billion of average loans recorded for the three months ended September 30, 2005. The following table provides a summary of the changes in the various categories of loans (dollars in thousands):

			Change
(in thousands)	2006	2005	Amount	%
Commercial	$831,951	$740,034	$91,917	12%
Commercial real estate	831,288	731,449	99,839	14%
Residential real estate	150,926	176,263	(25,337)	(14)%
Consumer	525,187	493,184	32,003	6%
Total	$2,339,352	$2,140,930	$198,422	9%

While quarterly loan growth from the third quarter of 2005 was substantial, more recent growth trends have been constrained by interest rate trends and competitive pressures. As the general level of short term interest rates has risen, commercial demand for fixed-rate lending has increased. Given the shape of the yield curve, pricing for extensions of longer-term, fixed rate credits provides a reduced premium relative to the level of incremental interest rate risk assumed. This has led to increased competition for credits in a period where pricing advantages are minimal. Similar pricing dynamics have affected most lending categories to varying degrees.

Residential real estate lending, primarily loans to single-family creditors, continues its decline as most new fixed-rate, conforming mortgages are sold in the secondary market. Accessibility of secondary market liquidity through mortgage banking activity provides a strategy to reduce interest rate risk associated with consumer preferences for long-term, fixed rate lending, and provides valuable liquidity for other forms of relationship lending.

Deposit balances remain the primary source of core funding and Community recognized growth of 8% from the third quarter of 2005 to the third quarter of 2006, as follows:

			Change
(in thousands)	2006	2005	Amount	%
Demand	$344,708	$356,733	$(12,025)	(3)%
Savings & NOW accounts	873,670	850,801	22,869	3%
Time	984,415	865,136	119,279	14%
Time $100,000 or more	235,264	175,634	59,630	34%
	$2,438,057	$2,248,304	$189,753	8%

Deposit trends have been driven by several factors, most notably the steady increase in interest rates attributable to Federal Reserve Bank policy changes that have driven up short term interest rates. While core deposits remained fairly stable, competitive increases in the rates offered on shorter term (12 to 18 months) time deposits resulted in more significant growth in those categories. At the same time, wholesale funding advantages, largely in FHLB borrowings, have been eroding.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the largest source of revenue for Community. The following is a comparative analysis of asset yields, funding costs and net interest income for the third quarter of 2006 as compared to the same quarter of 2005:

Net Interest Margin - Quarter to Date

(dollars in thousands)	September 30, 2006			September 30, 2005
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest- bearing deposits in banks	$29,324	$390	5.28%	$100,263	$857	3.39%
Investment securities	566,772	8,556	5.99%	632,779	8,760	5.49%
Loans - commercial	831,950	16,687	7.76%	740,034	12,665	6.79%
- commercial real estate	831,288	14,810	7.07%	731,449	12,135	6.58%
- residential real estate	150,926	2,364	6.21%	176,263	2,731	6.15%
- consumer	525,188	9,552	7.22%	492,367	8,141	6.56%
Total earning assets	$2,935,448	$52,359	7.08%	$2,873,155	$45,289	6.25%

Deposits - savings and NOW accounts	$873,670	$4,969	2.26%	$850,801	$3,048	1.42%
- time	1,219,679	12,889	4.19%	1,040,770	7,945	3.03%
Short-term borrowings	60,680	739	4.83%	56,948	452	3.15%
Long-term debt	340,162	3,936	4.59%	476,602	5,109	4.25%
Subordinated debt	51,548	972	7.48%	30,928	527	6.76%
Total interest-bearing liabilities	$2,545,739	$23,505	3.66%	$2,456,049	$17,081	2.76%

Interest income to earning assets			7.08%			6.25%
Interest expense to paying liabilities			3.66%			2.76%

Interest spread			3.42%			3.49%
Impact of non-interest funds			0.48%			0.40%
Net interest margin		$28,854	3.90%		$28,208	3.89%

Interest income increased $7.1 million, or 16%, in comparing the quarter ended September 30, 2006, to the same period of 2005. At the same time, interest expense increased $6.4 million, or 38%, resulting in a 2% increase in net interest income, from $28.2 million to $28.9 million. While net interest margin increased from the third quarter of 2005 to the third quarter of 2006, linked quarter comparisons between the two periods show a gradual improvement followed by more recent declines.

Quarter ended:	Net interest margin
September 30, 2005	3.89%
December 31, 2005	3.96%
March 31, 2006	3.98%
June 30, 2006	3.94%
September 30, 2006	3.90%

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Since the first quarter of 2006, increases in yields on earning assets have been offset by the rising cost of funding sources, resulting in a slight compression in net interest spread. Growth in net interest income has been constrained by the existence of a flat, and sometimes inverted, yield curve. The Fed Open Market Committee continued its pattern of increasing the benchmark “fed funds” rate, which had reached 5.25% by the end of the second quarter and then remained constant throughout the third quarter. This key interest rate indicator continued to exert pressure on short term rates on deposit offerings. These interest rate conditions prompted increases in the rates offered on time deposits with maturities in the intermediate timeframes, and increased the consumer appetite for these higher-yielding time deposits. These premiums provided sufficient incentive to encourage migration from core savings products while simultaneously providing an incentive for growth in new time deposit customers. Core deposit balances had remained stable for the last several quarters as consumers had waited patiently for higher rate conditions before committing funds into longer maturities. The favorable rates and less constrictive maturities offered in 2006 fueled consumer demand for time deposits and exerted continuous pressure on funding costs.

The following table provides a comparison of year-to-date 2006 results to year-to-date 2005. This performance comparison reflects a substantial increase in both absolute net interest income and an expansion of net interest margin. As previously explained, year-to-date comparisons are distorted by the inclusion of Blue Ball activity for the first nine months of 2006 and by the exclusion of Blue Ball for the first half of 2005 The improvement in margin was related to Community’s 2005 balance sheet restructuring while the increase in absolute net interest income reflects the higher earning asset base and the favorable impact of higher interest rates on asset yields.

Net Interest Margin - Year to Date

(dollars in thousands)	September 30, 2006			September 30, 2005
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest- Bearing deposits in banks	$39,340	$1,426	4.85%	$67,706	$1,591	3.14%
Investment securities	585,909	26,085	5.95%	609,754	25,349	5.56%
Loans - commercial	825,241	47,844	7.75%	533,916	26,109	6.54%
- commercial real estate	819,887	42,741	6.97%	489,780	23,616	6.45%
- residential real estate	151,751	6,933	6.11%	119,234	5,702	6.39%
- consumer	517,378	27,045	6.99%	407,257	19,925	6.53%
Total earning assets	$2,939,506	$152,074	6.92%	$2,227,647	$102,292	6.14%

Deposits - savings and NOW accounts	$840,397	$12,363	1.97%	$627,710	$6,081	1.30%
- time	1,177,600	34,700	3.94%	784,181	17,873	3.05%
Short-term borrowings	62,340	2,080	4.46%	41,706	809	2.59%
Long-term debt	403,828	13,611	4.51%	442,153	14,811	4.48%
Subordinated debt	49,282	2,707	7.34%	30,928	1,481	6.40%
Total interest-bearing liabilities	$2,533,447	$65,461	3.45%	$1,926,678	$41,055	2.85%

Interest income to earning assets			6.92%			6.14%
Interest expense to paying liabilities			3.45%			2.85%

Interest spread			3.47%			3.29%
Impact of non-interest funds			0.47%			0.38%
Net interest margin		$86,613	3.94%		$61,237	3.67%

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Loan Losses

The provision for loan losses totaled $1.4 million for the nine months ended September 30, 2006, compared to $1.7 million for the nine months ended September 30, 2005. The provision of $250,000 in the third quarter of 2006 exceeded almost non-existent net charge-offs of $4,000. The allowance for credit losses to loans ratio reached 1.02% compared to 1.03% at the end of 2005. While Community experienced some increases in non-accrual loans and total risk elements from the end of 2005, the general risk profile remained substantially unchanged. Non-accrual loans were $11.6 million at September 30, 2006, compared to $9.1 million at the end of 2005. Coverage of non-accrual loans provided by the allowance for loan losses was 207%, a relatively modest decline from the peak of 253% reflected at December 31, 2005. Non-performing assets, which includes loans renegotiated with borrowers and foreclosed real estate, represented 0.50% of outstanding loans at September 30, 2006 versus 0.47% at the end of 2005.

Non-Interest Income

Non-interest income, excluding investment securities gains, increased 12%, to $8.8 million, for the quarter ended September 30, 2006, versus $7.8 million in the third quarter of 2005. Quarterly growth comparisons reflect the combination of Blue Ball in the third quarter in both periods. Non-interest income for the year-to date comparison (also excluding investment securities gains) rose 38%, to $25.5 million from $18.4 million for the nine months ended September 30, 2005. The vast majority of changes for the nine month comparisons were due to the incremental volume provided as a result of Blue Ball activity after the July 1, 2005, merger.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
Investment management and trust services	$968	$796	$172	$3,069	$1,741	$1,328
Service charges on deposit accounts	3,037	2,799	238	8,423	6,620	1,803
Other service charges, commissions and fees	1,817	1,819	(2)	5,420	3,763	1,657
Insurance premium income and commissions	1,053	825	228	3,098	2,607	491
Mortgage banking activities	533	660	(127)	1,581	1,723	(142)
Earnings on investment in life insurance	679	659	20	2,010	1,413	597
Other	725	279	446	1,849	560	1,289
Total non-interest income, excluding investment security gains	$8,812	$7,837	$975	$25,450	$18,427	$7,023

Substantially all of the increase in investment management and trust service income from the third quarter of 2005 to 2006 was attributable to the continuing expansion of Community’s retail investment sales of annuities and other investment products. Community continues to realize the benefit of standardizing its sales processes across all markets for retail investment products and such processes continue to drive increased sales throughout its office network. With the merger of Blue Ball in July, 2005, and the acquisition of Sentry Trust Company in September, 2006, Community now has trust assets under management in excess of $400 million.

A significant portion of service charges from deposit accounts is derived from Community’s OverdraftHonor program. Both pre-merger Community and Blue Ball had existing overdraft programs that were standardized during the first half of 2006, resulting in continued increases in the volume of fees during 2006. Historical trends have suggested that peak usage of the overdraft program by customers normally occurs in the third and fourth quarters.

Third quarter 2006 results reflected a full quarter of activity from Community’s acquisition of Wiley Insurance Agency in May, 2006, and fueled the growth in insurance premium income and commissions.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in mortgage banking revenue reflected a continued slowing in refinancing activity as interest rates have increased.

In the third quarter of 2006, Community recognized a gain on the sale of loans acquired in the Blue Ball merger. The basis of these loans had been adjusted at acquisition for contractually required payments that were not considered collectible. First quarter results for 2006 had included a nonrecurring gain attributed to the early retirement of certain FHLB advances that had been scheduled to reprice at higher floating rates. These gains are reflected in the “other” category.

Non-Interest Expenses

Total non-interest expenses grew to $21.1 million, representing a 2% increase from the third quarter of 2005, when aggregate expenses were $20.8 million (excluding $248,000 of expenses incurred for merger, conversion, and restructuring in 2005). Total non-interest expenses for the nine months ended September 30, 2006, grew 34%, to $62.4 million from $46.7 million. Aggregate year-to date comparisons of total expenses were distorted by $8.2 million of expenses incurred for merger, conversion, and restructuring and by the incremental addition of Blue Ball activities in 2005. Accordingly, the analysis of comparative results for the third quarter from 2005 to 2006 provided the most meaningful assessment of expense trends.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
Salaries and employee benefits	$11,611	$11,808	$(197)	$34,280	$26,537	$7,743
Net occupancy	3,452	3,364	88	10,350	7,788	2,562
Marketing expense	354	528	(174)	1,194	1,439	(245)
Telecommunications expense	542	309	233	1,659	870	789
Amortization of intangibles	659	641	18	2,015	728	1,287
Other	4,554	4,186	368	12,905	9,322	3,583
Total non-interest expenses, excluding merger, conversion and restructuring expenses	21,172	20,836	336	62,403	46,684	15,719
Merger, conversion and restructuring expenses	---	248	(248)	---	8,205	(8,205)
Total non-interest expenses	$21,172	$21,084	$88	$62,403	$54,889	$7,514

The efficiency ratio is a measure of the relative level of non-interest expenses, expressed as a percentage of total revenues expressed on a tax-equivalent basis. In the third quarter of 2005, the efficiency ratio was 57.9%, as post-merger transitioning occurred. The third quarter of 2006’s ratio of 56.3% and 2006 year-to-date ratio of 56.1% reflect expense savings achieved in post-merger periods, despite the additional burden of intangible amortization arising as a consequence of the merger. Community’s ability to deliver improvements in this critical measure of operating performance reflects one of the more tangible benefits stemming from the combination of Blue Ball and Community.

Salary and benefits expense for third quarter of 2005were inflated by certain payroll and related expenses, for those employees who were “held-over” to ensure the success of the post-merger conversion of the various Blue Ball operating systems that occurred in that period. Similarly, 2006 salary expenses were influenced by the impact of both normal annual increases, the majority of which occur at the beginning of the calendar year, and the expensing of stock options which commenced at the beginning of 2006.

Throughout much of 2006, Community has strategically managed the level of certain discretionary expenses. As systemic and adverse economic conditions became apparent, management made a concerted effort to manage such costs to ensure the proper calibration of operating expenses and revenue expectations. As an example, marketing expenses were reduced substantially from 2005 levels.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Telecommunications expenses have been rising steadily as Community continues to make the appropriate investment in customer-centric delivery channels. While certain discretionary expenses can be calibrated with revenue compression, telecommunications expenses require continuous investment to meet the changing customer needs.

Other expenses for the third quarter of 2006 increased modestly compared to the third quarter of 2005 and reflected little in the way of underlying trends.

Income Taxes

Relative levels of tax-free income to taxable income significantly influence the effective income tax rates reported by Community. The reported rate for the three and nine months ended September 30, 2006, was 26%, while the rate for the same periods of 2005 was 19%. The relative level of tax-free income at Community changed substantially as a consequence of the merger with PennRock. In pre-merger periods, PennRock carried significantly lower levels of tax-free loans and investments compared to Community and, consequently, reflected much lower levels of tax-free income. During the post-merger second half of 2005, the expected effective tax rate would have increased to approximately the current effective rate, reflecting the relatively lower level of tax-free income of the combined entity. But in the second quarter of 2005 Community incurred $8.0 million in merger, conversion, and restructuring charges. These charges reduced annual taxable income while simultaneously increasing the relative level of tax-free income, thus producing a lower-than-expected tax rate of 19% in the second half of 2005. The absence of special charges in 2006 resulted in a reported tax rate of 26%, as the relative levels of tax-free and taxable income reached to sustainable levels.

Capital

Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. Regulatory capital guidelines are based on a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. The following table provides the risk-based capital positions of Community and its banking subsidiary, CommunityBanks, at September 30, 2006, along with a comparison to the various current regulatory capital requirements:

	September 30, 2006	Regulatory Minimum	“Well Capitalized”
Leverage ratio
Community Banks, Inc.	8.7%	4%	5%
CommunityBanks	8.3%	4%	5%

Tier 1 capital ratio
Community Banks, Inc.	10.6%	4%	6%
CommunityBanks	10.1%	4%	6%

Total risk-based capital ratio
Community Banks, Inc.	11.5%	8%	10%
CommunityBanks	11.1%	8%	10%

At September 30, 2006, total stockholders’ equity included an accumulated other comprehensive loss of $2.7 million, compared to an accumulated other comprehensive loss of $3.8 million at December 31, 2005. The change can be attributed to a decrease in net unrealized losses on investment securities available for sale, net of taxes.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Earnings in the first nine months of 2006 supported a return of capital to shareholders in the form of a cash dividend of $0.59 per share. In addition to the cash dividend, Community’s Board of Directors approved the issuance of a 5% stock dividend which was paid on April 28, 2006, to stockholders of record April 14, 2006.

Community has also made use of share repurchase in its capital management. In October, 2005, the Board of Directors approved a Stock Repurchase Program under which Community could repurchase up to 787,500 shares of outstanding stock. At September 30, 2006, the program is substantially complete, with 53,900 shares available for repurchase. See Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds, in Part II of this Form 10-Q for details of repurchase activity in the third quarter of 2006.

In January, 2006, Community executed issuances of $20.6 million of subordinated debentures for general corporate purposes, increasing total subordinated debentures to $51.5 million. Community places no significant reliance on these instruments to meet regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

Significant contractual obligations at September 30, 2006, are summarized as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$336,954	$63,596	$54,490	$30,172	$188,696
Operating lease obligations	30,321	2,052	3,765	3,630	20,874
Subordinated debt	51,548	---	---	---	51,548
Time deposits	1,250,873	830,289	303,021	115,975	1,588

Total	$1,669,696	$895,937	$361,276	$149,777	$262,706

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table 1: Reconciliation of GAAP to Non-GAAP Measures: (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income statement data:

Net income
Net income	$10,558	$10,332	$31,631	$14,680
Amortization of core deposit and other intangible assets (1)	428	519	1,309	590
Merger, conversion and restructuring expenses (1)	---	161	---	5,333
Net operating (tangible) income	$10,986	$11,012	$32,940	$20,603

Balance sheet data:

Average assets
Average assets	$3,385,905	$3,316,460	$3,387,018	$2,451,131
Goodwill	(245,794)	(239,395)	(245,439)	(83,043)
Core deposit and other intangible assets	(13,229)	(15,252)	(13,463)	(6,093)
Average tangible assets	$3,126,882	$3,061,813	$3,128,116	$2,361,995

Operating return on average tangible assets	1.39%	1.43%	1.41%	1.17%

Average equity
Average equity	$471,911	$481,185	$473,680	$265,945
Goodwill	(245,794)	(239,395)	(245,439)	(83,043)
Core deposit and other intangible assets	(13,229)	(15,252)	(13,463)	(6,093)
Deferred taxes	1,755	1,677	1,775	565
Average tangible equity	$214,643	$228,215	$216,553	$177,374

Operating return on average tangible equity	20.31%	19.14%	20.34%	15.53%

At end of quarter:
Total assets
Total assets	$3,431,208	$3,291,232	$3,431,208	$3,291,232
Goodwill	(245,864)	(243,107)	(245,864)	(243,107)
Core deposit and other intangible assets	(13,641)	(14,951)	(13,641)	(14,951)
Total tangible assets	$3,171,703	$3,033,174	$3,171,703	$3,033,174

Total equity
Total equity	$479,584	$480,960	$479,584	$480,960
Goodwill	(245,864)	(243,107)	(245,864)	(243,107)
Core deposit and other intangible assets	(13,641)	(14,951)	(13,641)	(14,951)
Deferred taxes	1,698	1,746	1,698	1,746
Total tangible equity	$221,777	$224,648	$221,777	$224,648

Tangible book value at end of period	$9.45	$9.26	$9.45	$9.26

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

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at September 30, 2006.

Interest Rate Sensitivity
Dollars in thousands	1-90 days	90-180 days	180-365 days	1 year or more	Total

Assets
Federal funds sold	$21,401	---	---	---	$21,401
Interest-bearing deposits in other banks	34,774	---	---	---	34,774
Investment securities	57,441	26,249	35,725	447,642	567,057
Loans(1)	769,814	109,394	187,804	1,281,147	2,348,159
Earning assets	883,430	135,643	223,529	1,728,789	2,971,391
Non-earning assets	569	599	1,139	457,510	459,817
Total assets	$883,999	$136,242	$224,668	$2,186,299	$3,431,208
Liabilities
Savings	$251,495	$40,766	$81,515	$512,827	$886,603
Time	162,853	178,664	312,626	347,289	1,001,432
Time in denominations of $100,000 or more	64,989	51,127	60,028	73,297	249,441
Short-term borrowings	57,566	---	---	---	57,566
Long-term debt	21,875	1,883	54,712	258,484	336,954
Subordinated debt	23,196	---	---	28,352	51,548
Interest bearing liabilities	581,974	272,440	508,881	1,220,249	2,583,544
Other liabilities and equity	10,381	10,382	20,762	806,139	847,664
Total liabilities and equity	$592,355	$282,822	$529,643	$2,026,388	$3,431,208

(1) Includes non-accrual loans.

Interest Sensitivity GAP
Dollars in thousands	1-90 days	90-180 Days	180-365 days

Periodic	$291,644	$(146,580)	$(304,975)
Cumulative		145,064	(159,911)
Cumulative GAP as a percentage of total assets	8.5%	4.2%	(4.7)%

The GAP between interest-earning assets and interest-bearing liabilities maturing or repricing within one year moved from an asset sensitive 4.9% at December 31, 2005, to a slightly liability sensitive (4.7)% at September 30, 2006, reflecting, in part, the effect of interest rates as non-maturity deposits move into higher-rate time deposits as consumers seek higher returns.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures over financial reporting. Under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, Community evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Community in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported to management as appropriate to allow timely decisions regarding disclosure in such SEC reports.

Evaluation of Internal Controls

Subsequent to the date of these financial statements, management identified a breach of internal controls related to the disbursement of loan proceeds for a particular class of loans. This single occurrence resulted in the distribution of loan proceeds in a manner inconsistent with current loan policy. As a result of this event, management continued its comprehensive review of loan disbursement and authorization processes, which had been instituted after a previous situation was cited in the first quarter of 2006, to ensure that such processes are effective. Since the first quarter, detective controls have been expanded to provide effective internal controls until expanded preventative controls could be implemented and finalized. Based upon its evaluation of these deficiencies in internal control, management believes that the improper functioning of these controls has created an increased potential for a material misstatement of financial information. As of the date of this filing, management has identified no material losses related to either of these deficiencies. However, given the potential for material misstatement that could arise from the ineffective functioning of disbursement controls, management believes that the identified situations meet the conditions necessary to identify a material weakness in internal controls.

Community’s management continues to undertake an extensive analysis of its controls over loan disbursements and all loan authorization functions to ensure that all loan proceeds are distributed in a manner consistent with the terms and conditions of its loan approval process. A plan of remediation for the identified material weaknesses is expected to be operational before the end of 2006. This plan will be reviewed and approved by Community’s Disclosure Committee and will be submitted for review and approval by both executive management and the Audit Committee of the Board of Directors. Depending on the nature of the changes resulting from the final plan of remediation, implementation and subsequent testing for effectiveness may encompass the remainder of 2006 and beyond. In the interim, Community will continue to maintain expanded detective controls to minimize the potential for any losses attributed to the identified weaknesses.

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

Changes in Internal Controls over Financial Reporting

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

In October, 2005, the Board of Directors approved a Stock Repurchase Program under which Community could repurchase up to 787,500 shares of outstanding stock. During the third quarter of 2006, the following shares were purchased as part of the repurchase program.

	Shares Purchased	Average Price Paid Per Share	Shares Purchased as part of Repurchase Program	Capacity to Purchase More Shares

07/1/06-07/31/06	12,000	$24.70	12,000	53,900
08/1/06-08/31/06	---	---	---	53,900
09/1/06-09/30/06	---	---	---	53,900

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 - Other Information

Not applicable.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION
(continued)

Item 6 - Exhibits

2.1
Merger agreement between BUCS Financial Corp. and Community Banks, Inc., dated September 5, 2006, not including schedules. Community will furnish the omitted schedules to the Securities and Exchange Commission upon request. (Incorporated by reference to Exhibit 2.1 to Community’s Current Report on Form 8-K, filed with the Commission on September 8, 2006)

2.2
Merger agreement between East Prospect State Bank and Community Banks, Inc. and CommunityBanks, dated September 12, 2006, not including schedules. Community will furnish the omitted schedules to the Securities and Exchange Commission upon request. (Incorporated by reference to Exhibit 2.1 to Community’s Current Report on Form 8-K, filed with the Commission on September 18, 2006)

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

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COMMUNITY BANKS, INC.
(Registrant)

Date	November 9, 2006	/s/	Eddie L. Dunklebarger
Eddie L. Dunklebarger
Chairman and President
(Chief Executive Officer)

Date	November 9, 2006	/s/	Donald F. Holt
Donald F. Holt
Executive Vice President
(Chief Financial Officer)

EXHIBIT INDEX

2.1
Merger agreement between BUCS Financial Corp. and Community Banks, Inc., dated September 5, 2006, not including schedules. Community will furnish the omitted schedules to the Securities and Exchange Commission upon request. (Incorporated by reference to Exhibit 2.1 to Community’s Current Report on Form 8-K, filed with the Commission on September 8, 2006)

2.2
Merger agreement between East Prospect State Bank and Community Banks, Inc. and CommunityBanks, dated September 12, 2006, not including schedules. Community will furnish the omitted schedules to the Securities and Exchange Commission upon request. (Incorporated by reference to Exhibit 2.1 to Community’s Current Report on Form 8-K, filed with the Commission on September 18, 2006)

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

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)