Form 10-Q
period 2007-03-31
COMMUNITY BANKS INC /PA/
filed 2007-05-10
CIK 714710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s common stock, $5.00 par value, outstanding as of April 30, 2007 was 24,751,204.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands except per share data)

	March 31,	December 31,
	2007	2006
ASSETS

Cash and due from banks	$70,128	$73,608
Federal funds sold	10,199	---
Cash and cash equivalents	80,327	73,608
Interest-bearing deposits in other banks	32,964	3,561
Trading assets	146,094	---
Investment securities, available for sale	499,747	636,066
Investment securities, held to maturity (fair value approximates $23,353 and $23,415)	23,080	23,070
Loans, net of allowance for loan losses of $24,379 and $23,626	2,417,939	2,347,263
Premises and equipment, net	46,261	46,335
Goodwill and other intangible assets	258,812	259,406
Accrued interest receivable and other assets	124,162	107,061
Total assets	$3,629,386	$3,496,370

LIABILITIES

Deposits
Non-interest bearing	$367,917	$368,329
Interest bearing	2,161,270	2,144,853
Total deposits	2,529,187	2,513,182
Short-term borrowings	67,747	108,927
Long-term debt	438,196	315,079
Subordinated debt	72,167	51,548
Accrued interest payable and other liabilities	31,525	21,473
Total liabilities	3,138,822	3,010,209

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; 500,000 shares
authorized; no shares issued and outstanding	---	---
Common stock, $5.00 par value; 50,000,000 shares
authorized; 24,478,000 shares issued	122,391	122,391
Surplus	373,335	373,142
Retained Earnings	18,646	17,609
Accumulated other comprehensive income (loss), net of tax	650	(1,806)
Treasury stock; 933,000 and 959,000 shares, at cost	(24,458)	(25,175)
Total stockholders’ equity	490,564	486,161
Total liabilities and stockholders’ equity	$3,629,386	$3,496,370

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF INCOME
(Dollars in thousands except per share data)
	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME:
Loans, including fees	$43,520	$39,101
Investment securities:
Taxable	3,701	4,413
Tax exempt	2,632	2,368
Dividends	552	614
Trading account securities	1,869	---
Other	135	393
Total interest income	52,409	46,889

INTEREST EXPENSE:
Deposits	18,886	13,421
Short-term borrowings	1,564	696
Long-term debt	4,500	5,111
Subordinated debt	1,022	797
Total interest expense	25,972	20,025
Net interest income	26,437	26,864
Provision for loan losses	1,300	500
Net interest income after provision for loan losses	25,137	26,364

NON-INTEREST INCOME:
Investment management and trust services	1,445	1,013
Service charges on deposit accounts	2,996	2,531
Other service charges, commissions and fees	2,028	1,700
Insurance premium income and commissions	1,176	928
Mortgage banking activities	548	468
Earnings on investment in life insurance	688	656
Investment security gains	2	283
Trading activities gain	146	---
Other	591	805
Total non-interest income	9,620	8,384

NON-INTEREST EXPENSES:
Salaries and employee benefits	12,009	11,418
Net occupancy and equipment expense	3,794	3,512
Marketing expense	505	575
Telecommunications expense	525	551
Amortization of intangibles	661	654
Other	4,647	3,823
Total non-interest expenses	22,141	20,533

Income before income taxes	12,616	14,215
Income taxes	2,970	3,646
Net income	$9,646	$10,569
CONSOLIDATED PER SHARE DATA
Basic earnings per share	$0.41	$0.44
Diluted earnings per share	$0.41	$0.44
Dividends declared	$0.21	$0.19
The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007 and 2006
(Dollars in Thousands)

	Outstanding	Common		Retained	Accumulated Other Comprehensive	Treasury	Total
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2006	22,915	$116,572	$347,827	$27,031	$(3,779)	$(10,978)	$476,673
Comprehensive income:
Net income				10,569			10,569
Unrealized loss on securities, net of reclassification adjustment and tax effect					(589)		(589)
Total comprehensive income							9,980
Cash dividends ($0.19 per share)				(4,545)			(4,545)
5% stock dividend	1,133	5,820	24,162	(29,982)			---
Purchases of treasury stock	(264)					(7,349)	(7,349)
Exercise of common stock options and issuances under stock purchase plan	47			(653)		1,292	639
Compensation and tax benefits from employee stock transactions			189				189

Balance, March 31, 2006	23,831	$122,392	$372,178	$2,420	$(4,368)	$(17,035)	$475,587

Balance, January 1, 2007	23,519	$122,391	$373,142	$17,609	$(1,806)	$(25,175)	$486,161
Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 4)	---	---	---	(3,059)	3,059	---	---
Adjusted opening balance, January 1, 2007	23,519	122,391	373,142	14,550	1,253	(25,175)	486,161
Comprehensive income:
Net income				9,646			9,646
Unrealized loss on securities, net of reclassification adjustment and tax effect					(603)		(603)
Total comprehensive income							9,043
Cash dividends ($0.21 per share)				(4,944)			(4,944)
Purchases of treasury stock	(12)					(298)	(298)
Exercise of common stock options and issuances under stock purchase plan	38			(606)		1,015	409
Compensation and tax benefits from employee stock transactions			193				193

Balance, March 31, 2007	23,545	$122,391	$373,335	$18,646	$650	$(24,458)	$490,564

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Three Months Ended
	March 31,
	2007	2006
Operating Activities:
Net income	$9,646	$10,569
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,300	500
Depreciation and amortization	1,830	1,817
Stock option expense	193	118
Net amortization (accretion) of securities	(41)	144
Realized gains on sales of available-for-sale securities, net	(2)	(283)
Loans originated for sale	(7,178)	(1,335)
Proceeds from sales of loans held for sale	5,813	711
Gains on loan sales	(584)	(14)
Earnings on investment in life insurance	(688)	(656)
Net change in fair value of trading assets	(312)	---
Net change in other assets and liabilities, net	(6,852)	9,384
Net cash provided by operating activities	3,125	20,955

Investing Activities:
Net change in interest-bearing deposits in other banks	(29,403)	(71,447)
Maturities and prepayments in trading assets	5,171	---
Activity in available-for-sale securities:
Sales	33,313	38,557
Maturities, prepayments and calls	14,229	13,030
Purchases	(62,295)	(12,593)
Net increase in total loans	(71,493)	(49,726)
Proceeds from sale of loans	1,441	---
Additions to premises and equipment	(1,096)	(1,261)
Net cash used in investing activities	(110,133)	(83,440)

Financing Activities:
Net increase in deposits	16,005	79,498
Net change in short-term borrowings	(41,180)	(32,249)
Proceeds from issuance of long-term debt	145,619	75,620
Repayment of long-term debt	(1,884)	(42,444)
Cash dividends and cash paid in lieu of fractional shares	(4,944)	(4,545)
Purchases of treasury stock	(298)	(7,349)
Tax benefits from employee stock transactions	---	71
Proceeds from issuance of common stock	409	639
Net cash provided by financing activities	113,727	69,241

Net change in cash and cash equivalents	6,719	6,756
Cash and cash equivalents at beginning of period	73,608	76,820
Cash and cash equivalents at end of period	$80,327	$83,576

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

Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2006.

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

Trading Activities - Community engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded in the trading assets account at fair value with changes in fair value recorded in earnings. Interest on trading assets is included in net interest income.

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

Earnings per share for the three months ended March 31 have been computed as follows (in thousands, except share data):

	Three Months Ended March 31,
	2007	2006
Net income	$9,646	$10,569

Weighted average shares outstanding (basic)	23,535	23,974
Effect of dilutive stock options	148	215
Weighted average shares outstanding (diluted)	23,683	24,189

Per share information:
Basic earnings per share	$0.41	$0.44
Diluted earnings per share	0.41	0.44

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Comprehensive Income (Loss) - The components of comprehensive income (loss) and related tax effect for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Unrealized holding losses on available-for-sale securities	$(926)	$(623)
Reclassification adjustments for gains included in net income	(2)	(283)
Net unrealized losses	(928)	(906)
Tax effect	325	317

Net-of-tax amount	$(603)	$(589)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows (in thousands):
	March 31, 2007	December 31, 2006
Net unrealized gain on available-for-sale securities	$4,212	$434
Tax effect	(1,474)	(152)
Net-of-tax amount	2,738	282

Underfunded pension liability	(3,213)	(3,213)
Tax effect	1,125	1,125
Net-of-tax amount	(2,088)	(2,088)

Accumulated other comprehensive income (loss)	$650	$(1,806)

Accounting Developments -

SFAS No. 159 - In February 2007, the Financial Accountings Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities(“SFAS No. 159”), which permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS No. 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the year in which SFAS No. 159 is applied. Retrospective application of SFAS No. 159 to years preceding the effective date is not permitted.

Community elected to early adopt SFAS No. 159 as of January 1, 2007. Community adopted the fair value option for securities that had been carried at approximately $150 million in its available-for-sale portfolio at December 31, 2006. Effective January 1, 2007, these securities were transferred to trading assets at their then fair value. This transfer resulted in a one-time cumulative after-tax charge of $3.1 million ($4.7 million pre-tax) to opening retained earnings as of January 1, 2007. See Note 4, “Fair Value,” for additional information.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about assets and liabilities carried at fair value, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 also
(1) precludes the use of a liquidity or block discount when measuring instruments traded in an active market at fair value;
(2) requires costs related to acquiring financial instruments carried at fair value to be included in earnings as incurred; and
(3) clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value.

In conjunction with the early adoption of SFAS No. 159 indicated above, Community adopted SFAS No. 157 beginning January 1, 2007. See Note 4, “Fair Value,” for the new disclosures required by SFAS No. 157 regarding the pricing observability associated with assets and liabilities carried at fair value. No significant impact to amounts reported in consolidated financial position or results of operations resulted from the adoption of SFAS No. 157.

FIN 48 -In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48”), which sets out a framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. Community adopted FIN No. 48 on January 1, 2007, with no effect to the consolidated financial statements.

EITF 06-11 -In March 2007, FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. Community does not expect that EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

EITF 06-10 -In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Community is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

2. Subsequent Event / Pending Merger:

On May 1, 2007, Community announced that it had signed a definitive agreement pursuant to which Community will combine with Susquehanna Bancshares, Inc. (“Susquehanna”), under Susquehanna’s charter. Under the terms of the agreement, each Community shareholder will be entitled to elect to receive for each share of Community stock they own, either $34.00 in cash or 1.48 shares of Susquehanna common stock. Community shareholders may elect to receive cash for some shares and stock for others, but all shareholder elections will be subject to allocation procedures that will result in the exchange of 90 percent of Community’s common shares outstanding for shares of Susquehanna common stock and the remaining 10 percent of Community common shares outstanding for cash. At the time of the announcement, the value of the transaction was approximately $860 million. Following consummation, the joint franchise will include approximately 240 banking offices in the mid-Atlantic region. The merger is subject to regulatory approval and the separate approvals of the shareholders of both Community and Susquehanna.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

3. Subsequent Event / Acquisitions:

On April 1, 2007, Community and BUCS Financial Corp (“BUCS”), parent company of BUCS Federal Bank, completed a merger in which BUCS was merged into Community. Also on that date, BUCS Federal Bank was merged into CommunityBanks, Community’s banking subsidiary. BUCS was headquartered in Baltimore County, Maryland, with 4 banking offices in Baltimore and Howard counties, Maryland. Management expects the merger will enhance Community’s banking franchise by expanding its presence in desirable Maryland markets.

The purchase price was paid in shares of Community common stock (65%) and cash (35%). Electing BUCS shareholders received 0.99 shares of Community in exchange for each share of BUCS common stock and cash in lieu of fractional shares. Community issued approximately 550,000 shares at an aggregate value of approximately $13 million, based on Community’s share price of $23.87 at the merger date. Cash payments to electing BUCS shareholders totaled $7.1 million. Option holders of BUCS common stock were paid an aggregate $1.4 million, representing the per-share amount equal to the difference between $24.00 and the exercise price of their options, and their options were canceled. BUCS had approximately $145 million in assets, $120 million in net loans, $9 million in investments, $121 million in deposits, $13 million in borrowings and $10 million of stockholders’ equity at the merger date.

On April 1, 2007, Community and East Prospect State Bank (“East Prospect”) completed a merger in which East Prospect was merged into CommunityBanks. East Prospect was single-branch bank located in York County, Pennsylvania. Management expects the merger will enhance Community’s banking franchise by adding to its presence in York County.

The purchase price was paid in shares of Community common stock (75%) and cash (25%). Electing East Prospect shareholders received 23.4 shares of Community in exchange for each share of East Prospect common stock and cash in lieu of fractional shares. Community issued approximately 668,000 shares at an aggregate value of approximately $16 million, based on Community’s share price of $23.87 at the merger date. Cash payments to electing East Prospect shareholders totaled $5.4 million. East Prospect had approximately $57 million in assets, $13 million in net loans, $43 million in investments, $41 million in deposits, and $13 million of stockholders’ equity at the merger date.

4. Fair Value:

Effective January 1, 2007, Community adopted SFAS No. 157 and SFAS No. 159. Both standards address aspects of the expanding application of fair value accounting.

Fair Value Measurements (SFAS No. 157)

Trading assets, at fair value, consist of the following at March 31, 2007 (in thousands):

Debt securities:
Federal agency	$34,109
Mortgage-backed, primarily federal agency	108,474
Corporate	3,511
$146,094

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

Community records trading assets at fair value, with unrealized gains and losses reflected in the consolidated statement of income. The degree of judgment utilized in measuring the fair value of trading assets generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of asset, whether the asset has an established market and the characteristics specific to the transaction. Trading assets with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, assets rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

Effective January 1, 2007, Community adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by the SFAS No. 157 hierarchy are as follows:

Level I - Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III - Assets and liabilities that have little to no pricing observability as of the reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table summarizes the valuation of Community’s trading assets, as well as available-for-sale securities that Community measures at fair value on a recurring basis, by the above SFAS No. 157 pricing observability levels as of March 31, 2007, (in thousands):

Description	Total	Level I	Level II		Level III
Trading assets	$146,094	$146,094	$	---	$	---
Available-for-sale securities	499,747	---		499,747		---

Fair Value Option (SFAS No. 159)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS No. 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the year in which SFAS No. 159 is applied. Retrospective application of SFAS No. 159 to years preceding the effective date is not permitted.

Community elected to early adopt SFAS No. 159 as of January 1, 2007. Early adoption was elected to accommodate strategies to facilitate Community’s interest rate risk management, liquidity, and acquisition funding. Community adopted the fair value option for securities that had been carried at approximately $150 million in its available-for-sale portfolio at December 31, 2006. Effective January 1, 2007, these securities were transferred to trading assets at their then fair value. This transfer resulted in a one-time cumulative after-tax charge of $3.1 million ($4.7 million pre-tax) to opening retained earnings as of January 1, 2007. All of the available-for-sale securities for which SFAS No. 159 was elected reflected previously unrecognized loss positions prior to January 1, 2007 (i.e., their fair value was less than historic cost). Prior to adopting SFAS No. 159 for these securities, Community had intended to hold them until their scheduled maturity or until there was a recovery in the market prices

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

associated with these specific investments. These securities were identified as having yields below current market and most able to facilitate the acquisition of higher-yielding investments, while at the same time extending duration and reducing call and prepayment risk to enhance asset liability management.

Subsequent to the first quarter of 2007, Community sold its portfolio of trading securities, all of which had been reclassified after the adoption of SFAS 159. Yields on these investments prior to sale were approximately 4.5% and increased to approximately 5.5% upon reinvestment, which will have a beneficial impact on earnings trends for the remainder of 2007 and beyond. Duration was extended from under 3.5 years to over 4 years. Approximately $20 million of sales proceeds will continue to be classified as trading assets after the sale. Managing this amount as trading assets at fair value provides additional liquidity for acquisitions. Community reported a pre-tax gain of $146,000 from trading activities in the first quarter of 2007.

The following table presents information as of the effective date of election for securities for which the fair value option was elected:
(in thousands)	January 1, 2007 (Carrying value prior to adoption)	Cumulative-effect adjustment to January 1, 2007 Retained earnings-loss	January 1, 2007 Fair Value (Carrying value after adoption)

Available-for-sale debt securities	$151,048	$4,707	$151,048
Pretax cumulative effect of adopting fair value accounting		$4,707
After-tax cumulative effect of adopting fair value accounting		$3,059

The early adoption of SFAS No. 159 is currently a controversial issue. See Community’s discussion of the adoption of fair value accounting under Critical Accounting Policies in Part I, Item 2.

5. Guarantees:

Community does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by Community to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that which is involved in extending loan facilities to customers. Community generally holds collateral and/or personal guarantees supporting these commitments. Community had issued $87.5 million and $84.2 million of standby letters of credit as of March 31, 2007 and December 31, 2006, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of March 31, 2007 and December 31, 2006, for guarantees under standby letters of credit issued is not material.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS, (continued)
(Unaudited)

6. Long-Term Debt:

(in thousands)	March 31, 2007	December 31, 2006
Outstanding advances from the FHLB of Pittsburgh mature from 2007 to 2017. The advances are collateralized by FHLB stock, certain first mortgage loans and both agency and mortgage-backed securities. The advance rates range from 2.70% to 6.35%, with a weighted average interest rate of 4.58%. Advances totaling $354 million are convertible advances. Convertible advances with an initial fixed-rate period are convertible to variable rate at the option of the FHLB. Convertible advances with an initial variable-rate period at LIBOR-100 basis points are convertible to fixed-rate or to a variable rate tied to a spread over LIBOR. Under the terms of the arrangements, if the FHLB opts to convert advances to variable rate, Community has the ability to prepay the advances at no penalty. At the current time no advances have been converted, and remain at the initial period rate.
	$438,196	$315,079

Maturities on long-term debt at March 31, 2007, are as follows for twelve month periods ending as indicated (in thousands):

March 31, 2008	$52,439
March 31, 2009	41,822
March 31, 2010	89
March 31, 2011	30,090
March 31, 2012	5,088
Thereafter	308,668
$438,196

7. Stock-Based Plans:

In January, 2007, Community granted 273,000 option awards under its Long-Term Incentive Program. The fair value of the awards was estimated with the following weighted-average assumptions using the Black-Scholes option pricing model:

Dividend yield	3.1%
Volatility	29.2%
Risk-free interest rate	4.5%
Expected life (years)	6.0
Resulting grant-date fair value	$ 6.33

These assumptions are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for the same homogeneous groups and the historical volatility of Community’s stock price.

At March 31, 2007, there was $2.8 million of unrecognized compensation cost related to all share-based payments. This cost is expected to be recognized over a weighted-average period of 4.4 years.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

Part 1 - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The purpose of this review is to provide additional information necessary to fully understand the consolidated financial condition and results of operations of Community Banks, Inc. (“Community”). Throughout this review, net interest income and the yield on earning assets are stated on a fully taxable-equivalent basis and balances represent average daily balances unless otherwise indicated.

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

Critical Accounting Policies

The identification of those accounting policies which are deemed to be critical to the application of GAAP on reported results of Community is an important facet of this presentation. Management has identified the applicable promulgations of GAAP that have particular relevance in connection with reported results for the quarter ended March 31, 2007:

▪	Allowance for Loan Losses: Adequacy of Allowance
▪	Purchase Accounting for Business Combinations
▪	“Other than Temporary” Impairment of Investment Securities
▪	Adoption of Fair Value Accounting

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

•	Adoption of Fair Value Accounting

During February of 2007, the FASB issued SFAS No. 159, which is entitled “The Fair Value Option for Financial Assets and Financial Liabilities.” This new accounting pronouncement permitted the measurement of selected eligible financial instruments at their fair value as of the effective date of adoption. This accounting standard and its companion standard, SFAS No. 157 “Fair Value Measurements,” must be adopted no later than January 1, 2008. However, both of these standards had early adoption provisions.

Community elected to adopt both SFAS No. 157 and SFAS No. 159 as of January 1, 2007. Upon adoption, Community selected the fair value option for certain investment securities that had been included in its “available for sale” portfolio prior to the time of early adoption. Effective January 1, 2007, these securities were transferred to Community’s “trading securities” account at their then fair value. This transfer, and the initial adoption of SFAS No. 159, resulted in a one-time cumulative effect adjustment of $3.1 million, net of tax, which was charged to opening retained earnings at the beginning of 2007. Prior to its adoption of these standards, Community had intended to hold these securities until their scheduled maturity or until there was a recovery in the market prices associated with these specific investments.

Subsequent to the first quarter of 2007, Community sold these trading securities, all of which had been reclassified after the adoption of SFAS No. 159. The proceeds of the sale were utilized to facilitate the acquisition of higher-yielding investments, a portion of which were classified as trading securities. Community believes that the adoption of SFAS No. 159 will have a favorable influence on its future interest rate risk management, liquidity, and acquisition strategies. Additionally, the adoption of these standards and the sale and reinvestment of sale proceeds is also expected to have a beneficial impact on its future earnings trends in 2007 and beyond. Community reported a relatively modest pre-tax gain of $146,000 from trading activities in the first quarter of 2007.

The early adoption of SFAS No. 159 is currently a controversial issue. The FASB took a principles-based approach under SFAS No. 159 in an attempt to provide additional flexibility in adopting a preferred measurement objective for financial assets and liabilities: fair value with changes reported in earnings. SFAS No. 159’s lack of specific eligibility criteria, combined with transition provisions and the ability to elect the fair value option on an instrument-by-instrument basis, has led to the perception that entities could execute certain transactions without recognizing the negative consequences in earnings that would normally result from these transactions, and without the ongoing use of fair value as the measurement objective for the financial assets and liabilities elected. The Securities and Exchange Commission staff has not issued formal guidance on how they will evaluate these transactions, but has indicated an entity’s “facts and circumstances” as well as compliance with the “spirit” of SFAS No. 159 are key elements. While Community believes it meets those and all other criteria for its early adoption of SFAS No. 159, there is potential that a restatement of earnings for the quarter ended March 31, 2007, may be required. If such restatement was to occur, the effect on first quarter earnings could be to reduce net income by up to $3.1 million.

GAAP versus Non-GAAP

Since 2001, all business combinations must be accounted for under the “purchase accounting” method. Prior to that time, most business combinations in the banking industry had been accounted for under the previously permissible “pooling of interests” method. Like most other financial institutions that have made large acquisitions since the mandate of purchase accounting, Community is now providing certain non-GAAP information to assist investors in their understanding of the effect of acquisition activity on reported results. Many of these disclosures have been designed to overcome comparability issues related to the influence of intangibles (principally goodwill) created in business combinations. Such information is not presented as a substitute for traditional GAAP measurements, but is provided as a supplemental enhancement to improve comparability and investor understanding. Community has augmented its traditional GAAP presentation by providing an extensive reconciliation of relevant GAAP and non-GAAP measures to enhance its disclosures of comparative financial performance.

SUMMARY OF FINANCIAL AND OPERATING RESULTS

Overview

Community Banks, Inc. reported operating results for the first quarter of 2007, including net income of $9.6 million and earnings per share of $0.41. These results were 7% below those reported in the first quarter of 2006 but reflected a slight improvement from the results reported in the sequential 2006 fourth quarter. First quarter 2007 performance produced a stabilization of funding expenses as compared to the sequential quarter, which contributed to a modest improvement in Community’s largest source of revenue, net interest income. Notably, Community reported no loss exposure related to the sub-prime mortgage issues that have adversely influenced first quarter 2007 performance in certain sectors of the financial services industry.

Improvements in banking industry profit performance have been constrained by the effects of the prevailing interest rate environment. That environment has been distinguished by “inverted yield curve” conditions that have been in place throughout much of 2006 and into early 2007. This yield curve trend has hindered top line revenue growth by narrowing the historical spread between income received from earning assets and the interest paid on deposits and other borrowings. Despite the impact of interest rate trends on both net interest income and profit growth, most other critical performance metrics at Community continued to reflect favorable operating conditions.

Loan and deposit balances reflected quarterly increases from the year ago period, at 5% and 7%, respectively. Net interest margin, a critical determinant of revenue growth for financial institutions, declined from 3.98% to 3.76% between the two periods. At the same time, comparisons of net interest margin to the sequential fourth quarter reflected improvement, as both the yields on earning assets and costs of funding sources moved slightly upward, producing a modest improvement in net interest income. Comparisons to the year ago first quarter reflected the impact of increasing consumer preference for shorter duration time deposits since that time. This increased concentration of higher cost time deposits, combined with only slight improvement in asset yields, resulted in a decline in net interest margin from the year ago period. The lack of improvement in asset yields since the middle of 2006 was attributed to the curtailment of increases in most of the benchmark interest rates that influence asset pricing.

During the first quarter of 2007, Community recorded a provision for loan losses that permitted the allowance for credit losses to keep pace with overall loan growth and sustained the ratio of the allowance to loans at 1.00%. Overall credit quality metrics remained relatively stable with no major changes in Community’s asset quality profile since the end of 2006. The provision of $1.3 million was substantially in excess of first quarter net charge-offs of $547,000.

Non-interest income grew nearly 15% from the first quarter of 2006, a considerable portion of which related to the purchases of an additional insurance agency in May, 2006, and a trust business in September, 2006. Accordingly, the first quarter of 2006 reflected no revenues from these acquired businesses and the increases related thereto produced more than half of the overall increases in total non-interest income. Deposit and service fees continued to experience organic growth, providing most of the remaining improvement in other income.

At the end of 2006, Community announced its intention to accelerate expense saving initiatives related to both the reduction in operating regions from nine to six, and to the introduction of its office rationalization process. In connection with these efforts, Community identified preliminary staffing reductions in the first quarter, the majority of which were facilitated through early retirement, scheduled attrition, or selected staff reductions.

The efficiency ratio, which compares the relative levels of expenses to revenues, declined to 58.1% and reflected improvement from the 61.0% performance in the fourth quarter of 2006. Community continued its emphasis on ensuring that operating expenses are appropriately aligned with its revenue stream. First quarter 2007 expenses grew 7.8% from the first quarter of 2006. The comparative increase from the first quarter of 2006 was largely attributable to the increased expenses associated with the acquired insurance and trust businesses. After excluding these incremental expenses, which were not present in the first quarter of 2006, core expense growth approximated 5%.

Important traditional measures of relative financial performance include return on average assets (ROA) and return on average equity (ROE), which were 1.10% and 8.04%, respectively, for the first three months of 2007. Comparable measures in the first quarter of 2006 were 1.27% and 8.96%. Comparable “non-GAAP” measures include “return on tangible assets” (ROTA) and “return on tangible equity” (ROTE), which reached 1.24% and 17.82%, respectively, compared to 1.43% and 20.12% in the first quarter of 2006. The following is a brief summary of these and other non-GAAP metrics that provide an appropriate framework for evaluating the comparative performance of Community. “Net operating” or “tangible” results exclude expenses that management considers to be “non-operating.” “Net operating” results exclude the after-tax effect of core deposit and other intangible assets amortization and the after-tax effect of merger, conversion and restructuring expenses. Similarly, “tangible” assets and “tangible” equity exclude balance sheet amounts for goodwill, core deposit and other intangible asset balances, net of applicable deferred tax amounts, as appropriate. The following is a comparative presentation of certain critical non-GAAP performance measures for the first quarters of 2007 and 2006:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006
Net operating (tangible) income	$10,075	$10,994
Average tangible assets	$3,284,976	$3,124,522
Average tangible equity	$229,261	$221,552
Operating return on average tangible assets	1.24%	1.43%
Operating return on average tangible equity	17.82%	20.12%
Tangible book value at end of period	$9.91	$9.19

MERGERS

Immediately after the end of the first quarter, Community completed its mergers with BUCS Financial Corp (BUCS) and East Prospect State Bank (East Prospect). The separate mergers with Owings Mills, Maryland-based BUCS ($145 million in assets) and York County, Pennsylvania-based East Prospect ($57 million in assets) were both completed effective April 1, 2007. These two mergers provide an important market extension into the desirable, adjacent Central Maryland region and bolster Community’s position in the vibrant York County, Pennsylvania, market.

On May 1, 2007, Community announced that it had signed a definitive agreement pursuant to which Community will combine with Susquehanna Bancshares, Inc. (“Susquehanna”), under Susquehanna’s charter. At the time of the announcement, the value of the transaction was approximately $860 million. Following consummation, the joint franchise will include approximately 240 banking offices in the mid-Atlantic region. The merger is subject to regulatory approval and the separate approvals of the shareholders of both Community and Susquehanna.

BALANCE SHEET

The average balance sheets for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	March 31,		Change
	2007	2006	Volume	%
Cash and due from banks	$55,542	$59,25335,187	$(3,711)	(6)%
Federal funds sold and interest-bearing deposits	10,701	34,885	(24,184)	(69)%
Investments and trading assets	682,395	613,891	68,504	11%
Loans	2,404,530	2,289,979	114,551	5%
Allowance for loan losses	(24,022)	(23,172)	(850)	4%
Net loans	2,380,508	2,266,807	113,701	5%
Goodwill and identifiable intangible assets	259,083	258,689	394	---
Other assets	155,830	149,686	6,144	4%

Total assets	$3,544,059	$3,383,211	$160,848	5%

Non-interest bearing deposits	$340,580	$373,637	$(33,057)	(9)%
Interest-bearing deposits	2,121,561	1,928,261	193,300	10%
Short-term borrowings	124,985	68,524	56,461	82%
Long-term debt	391,196	467,010	(75,814)	(16)%
Subordinated debt	56,817	44,674	12,143	27%
Other liabilities	22,122	22,598	(476)	(2)%

Total liabilities	3,057,261	2,904,704	152,557	5%

Stockholders’ equity	486,798	478,507	8,291	2%

Total liabilities and stockholders’ equity	$3,544,059	$3,383,211	$160,848	5%

Changes in Community’s statement of condition from the first quarter of 2006 to the first quarter of 2007 reflect the overall economic trends influencing financial institution performance on both a national and regional level. The most pervasive economic trends seem to suggest a higher probability for some softening of economic activity, which is moderating both the growth and profitability of financial institution performance. These trends include a measurable reduction in level of new home construction and home sales, higher energy prices, and a declining level of consumer confidence. Local economic conditions within Community’s trading area have remained steady, but are not immune to the more pervasive conditions existing throughout the overall economy.

While conditions on a national level suggest a higher likelihood of an economic slowdown, the actual changes in assets from the year ago period are encouraging. The major category of earning assets, and the most important driver of overall interest income performance, is loan growth. Loan growth, while not robust, did reflect 5% increase from the year ago period. Overall earning assets also grew 5%.

The following table provides a summary of the changes in the various categories of loans (in thousands):

			Change
	2007	2006	Amount	%
Commercial	$895,114	$808,108	$87,006	11%
Commercial real estate	810,424	799,505	10,919	1%
Residential real estate	151,141	153,282	(2,141)	(1)%
Consumer	547,851	529,084	18,767	4%
Total	$2,404,530	$2,289,979	$114,551	5%

Growth in the first quarter loan balances was fueled primarily by commercial loan growth. Loan growth had been muted in the fourth quarter of 2006 and the improvement in the first three months of 2007 reflected favorable seasonal influences. While commercial loan growth was strong, growth in commercial real estate lending was more subdued. Much of the decline relates to the sequential quarter pay downs of real estate development loans which occurred in the fourth quarter of 2006. Given the perceived softness in the housing industry, a number of commercial borrowers have been reducing their credit facilities and scaling back on development activities until economic conditions exhibit more tangible signs of sustainable improvement.

Deposit balances remain the primary source of core funding and Community recognized growth of 7% from the first quarter of 2006 to the first quarter of 2007, as follows:

			Change
(in thousands)	2007	2006	Amount	%
Demand	$340,580	$373,637	$(33,057)	(9)%
Savings & NOW accounts	858,469	826,742	31,727	4%
Time	994,824	900,698	94,126	10%
Time $100,000 or more	268,268	200,821	67,447	34%
	$2,462,141	$2,301,898	$160,243	7%

Comparisons of the various categories of deposit funding sources reflect many of the same trends that were experienced throughout 2006. Rates on time deposits increased throughout 2006, resulting in an overall increase in those categories, partially offset by a reduction in demand deposit balances. The interest rate offerings on short term time deposits were influenced by the steady increase in the benchmark Fed Funds rate through the first six months of 2006. Throughout 2006, the increased rate offerings on short term time deposits, particularly those offerings with maturities under one year, provided sufficient incentive for depositors to commit excess liquidity into higher-yielding, short-term time deposit products. The rates offered on short term time deposits provided both the desired level of liquidity and more competitive pricing for consumers. While demand deposit balances reflected a 9% decline from the year ago period, the levels of demand deposit balances since the middle of 2006 through the first quarter of 2007 have remained relatively stable.

Community also reflected some increases in both wholesale borrowing categories and investment balances. The increases are reflective of ongoing efforts to enhance net interest income growth and asset / liability management during periods characterized by moderate loan growth and subdued economic activity.

RESULTS OF OPERATIONS

Net Interest Income

Community’s major source of revenue is derived from intermediation activities and is reported as net interest income. Net interest income is defined as the difference between interest income on earning assets and interest expense on deposits and borrowed funds. Net interest margin is a relative measure of a financial institution’s ability to efficiently deliver net interest income from a given level of earning assets. Interest spread, which is the primary component of net interest margin, is the difference between the interest rates received on earning assets and those paid on interest-bearing liabilities. Net interest income, net interest margin, and interest spread are all influenced by the frequency, velocity, and extent of interest rate changes, including the slope of the yield curve, and by the composition and absolute volumes of earning assets and funding sources.

The following table compares net interest income, net interest margin, and interest spread components between the first quarter of 2006 and 2007.

Net Interest Margin - Quarter to Date

(in thousands)	March 31, 2007			March 31, 2006
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest- bearing deposits in banks	$10,701	$135	5.12%	$34,885	$393	4.57%
Investments and trading assets	682,395	10,379	6.17%	613,891	8,901	5.88%
Loans - commercial	895,114	17,792	8.06%	808,108	15,145	7.60%
- commercial real estate	810,424	14,174	7.09%	799,505	13,605	6.90%
- residential real estate	151,141	2,397	6.43%	153,282	2,297	6.08%
- consumer	547,851	9,785	7.24%	528,976	8,526	6.54%
Total earning assets	$3,097,626	$54,662	7.16%	$2,938,647	$48,867	6.74%

Deposits - savings and NOW accounts	$858,469	$4,835	2.28%	$826,742	$3,501	1.72%
- time	1,263,092	14,051	4.51%	1,101,519	9,920	3.65%
Short-term borrowings	124,985	1,564	5.07%	68,524	696	4.12%
Long-term debt	391,196	4,500	4.67%	467,010	5,111	4.44%
Subordinated debt	56,817	1,022	7.29%	44,674	797	7.24%
Total interest-bearing liabilities	$2,694,559	$25,972	3.91%	$2,508,469	$20,025	3.24%

Interest income to earning assets			7.16%			6.74%
Interest expense to paying liabilities			3.91%			3.24%

Interest spread			3.25%			3.50%
Impact of non-interest funds			0.51%			0.48%
Net interest margin		$28,690	3.76%		$28,842	3.98%

Changes in net interest income, net interest margin, and interest spread between the two periods were influenced by the same trends experienced in the second half of 2006, as documented in the December 31, 2006, Form 10-K. These trends are apparent from the above comparisons and can be summarized as follows:

o
The existence of a generally higher level of short-term interest rates since the first quarter of 2006 and the prolonged presence of an inverted yield curve throughout most of 2006 and into the opening quarter of 2007. Interest rate trends contributed to a 42 basis point increase in earning asset yields between the two periods shown, but were more than offset by a more substantial 67 basis point increase in the cost of interest-bearing liabilities. Consequently, interest spread declined by 25 basis points while net interest margin declined by 22 basis points in the above quarterly comparison.

o	A less robust pace of loan growth since mid-year 2006.

o	Some favorable influence from enhanced investment yields and higher portfolio balances in the first quarter of 2007.

o
A steady increase in short-term interest rate offerings on time deposits that commenced in the first half of 2006, which contributed to the increase in the cost of funds through the end of the first quarter of 2007.

o	Ongoing competitive pressure to sustain higher short-term time deposit pricing to maintain and increase funding balances necessary to meet the current level of earning asset growth.

o	Consumer preferences for higher-cost rate offerings on time deposits and the increased relative weighting of these deposits as a funding source.

o	The Federal Open Market Committee’s (FOMC) suspension of further tightening of the benchmark Federal Funds rate since June 30, 2006.

o
The pause in the re-pricing of rate sensitive assets since mid-year 2006, while time deposits continued to price upward. The pause was influenced by the suspension of increases in the benchmark rate indices that are the primary influence on the pricing of those assets. At the same time, older, lower-cost time deposits continued to reprice at higher levels.

First quarter comparisons of net interest spread and net interest margin between 2006 and 2007 resulted in declines in both net interest spread, from 3.50% to 3.25%, and in net interest margin, from 3.98% to 3.76%. The trends itemized above were the principal catalysts for the decline in these important metrics, and were responsible for the sequential quarterly compression in net interest margin experienced during 2006. Compression during 2006 was illustrated by the decline in net interest margin from 3.98% in the first quarter to 3.71% in the fourth quarter. That decline was characterized by continuous re-pricing of funding sources and a constrained ability to proportionately increase the pricing of rate-sensitive assets. Most of these trends extended into the first quarter of 2007, although further declines in net interest margin were not experienced between the sequential fourth quarter of 2006 and the first quarter of 2007. The first quarter 2007 margin of 3.76% reflected no additional compression as compared to the 3.71% margin recorded in the sequential fourth quarter of 2006. Accordingly, the adverse impact of many of the trends affecting net interest margin results throughout 2006 and into the first quarter of 2007 seemed to abate, or stabilize, by March 31, 2007.

Provision for Loan Losses

During the first quarter of 2007, Community recorded a provision for loan losses that permitted the allowance for credit losses to keep pace with overall loan growth and sustained the ratio of the allowance to loans at 1.00%. Overall credit quality metrics remained relatively stable with no major changes in Community’s asset quality profile since the end of 2006. The provision of $1.3 million was substantially in excess of first quarter net charge-offs of $547,000 and higher than the provision of $500,000 recorded in the first quarter of 2006. While most of the underlying credit metrics remained stable, Community did experience an increase in the level of loans included in the non-accrual classification. The increase was attributed to the customary migration of previously-monitored credits and was not deemed to reflect any systemic trend of credit deterioration. A portion of the increase in non-accrual loans related to credits for which Community had recorded partial charge-offs in prior periods. The coverage of the allowance for credit losses to non-accrual loans did decline, however, from 188% at the end of 2006 to 155% at March 31, 2007. Total non-performing assets remained at a comparatively modest 0.65% of outstanding loans at the end of the first quarter.

Non-Interest Income

Non-interest income, excluding trading and investment securities gains increased 17%, to 9.5 million for the quarter ended March 31, 2007, versus $8.1 million in the year ago first quarter. A considerable portion of the 17% increase, nearly half, related to the purchases of an additional insurance agency in May, 2006, and a trust business in October, 2006. The first quarter of 2007 reflected a full three-month period of revenues from these acquisitions, while no comparable revenues were recorded in the first quarter of 2006 due to the timing of the acquisitions. The following summarizes the various components of non-interest income for the first quarter of both 2007 and 2006:

	Three Months Ended March 31,
(in thousands)	2007	2006	Increase (Decrease)
Investment management and trust services	$1,445	$1,013	$432
Service charges on deposit accounts	2,996	2,531	465
Other service charges, commissions and fees	2,028	1,700	328
Insurance premium income and commissions	1,176	928	248
Mortgage banking activities	548	468	80
Earnings on investment in life insurance	688	656	32
Other	591	805	(214)
Total non-interest income, excluding investment security and trading activities gains	$9,472	$8,101	$1,371

Investment management and trust services income totaled $1.4 million, or more than a 43% increase from the first quarter of 2006. The major component of the increase relates to the fourth quarter 2006 acquisition of a south-central Pennsylvania-based trust business that added approximately $325,000 of quarterly revenues to Community’s existing trust business. Total assets under management at March 31, 2007, reached $427 million versus $281 million at the end of the first quarter of 2006. Investment management income also includes the commissions earned from retail investment sales of annuities and other investment products, which has become an increasingly important component of Community’s financial services product mix.

Service charges on deposit accounts grew to nearly $3.0 million in the first quarter of 2007, an increase of 18% from the year earlier total of $2.5 million. The most significant portion of this revenue is derived from the OverdraftHonor program which continues to be made available to an expanding base of customers that meet the prescribed requirements for acceptance into this program.

The remainder of non-interest income, including other service charges and fees, insurance-related revenues, and earnings from life insurance-related investments reflected stable or slightly improved performance. Income from mortgage banking activities continues to be sluggish, owing to reduced refinancing of mortgages and the general decline in housing industry activity. Despite the seasonal decline in mortgage activity that normally occurs in the first quarter of the year, activity in the first quarter of 2007 was modestly ahead of the performance in the first quarter of 2006. Other income was slightly higher than normal, largely from a nonrecurring gain associated with the sale of a discounted loan. Other income in the first quarter of 2006 was similarly inflated due to the prepayment of certain FHLB advances that had been scheduled to re-price at a higher floating rate, precipitating an early retirement and the recognition of a non-recurring gain.

Non-Interest Expenses

Aggregate non-interest expenses grew to $22.1 million, which represented an 8% increase from the first quarter of 2006, when aggregate expenses reached $20.5 million. The following is a quarterly comparison of the expenses within the various components of operating expenses:

	Three Months Ended March 31,
(in thousands)	2007	2006	Increase (Decrease)
Salaries and employee benefits	$12,009	$11,418	$591
Net occupancy	3,794	3,512	282
Marketing expense	505	575	(70)
Telecommunications expense	525	551	(26)
Amortization of intangibles	661	654	7
Other	4,647	3,823	824
Total non-interest expenses	$22,141	$20,533	$1,608

The efficiency ratio, which compares the relative levels of expenses to revenues, declined to 58.1% and reflected improvement from the 61.0% performance in the sequential fourth quarter of 2006. Community continued its emphasis on ensuring that operating expenses are appropriately aligned with its revenue stream. Ongoing challenges to the revenue stream, caused by the inverted yield curve and less robust loan and asset growth, have intensified management's focus on expense saving opportunities.

While first quarter 2007 expenses grew 7.8% from the first quarter of 2006, expenses exhibited no increase when compared with the more recent fourth quarter. The comparative increase from the first quarter of 2006 was largely attributable to the increased expenses associated with the acquired insurance and trust businesses, a portion of which was concentrated in salary and employee benefits expenses. After excluding these incremental expenses, which were not present in the first quarter of 2006, core expense growth approximated 5%.

At the end of 2006, Community announced its intention to accelerate expense saving initiatives related to both a reduction in operating regions from nine to six, and to the introduction of its more expansive office rationalization process. In connection with these efforts, Community identified initial salary and benefit savings in the first quarter, the majority of which were facilitated through early retirement, scheduled attrition, or selected staff reductions. Community incurred nearly $300,000 of one-time expenses in the opening quarter of 2007, but expects to recognize nearly $1.8 million of related savings on an annualized basis. Additionally, Community is continuing its office rationalization process that has resulted in a more focused review and analysis of under-performing offices and produced strategic delays in previously-planned office openings. These efforts will continue throughout 2007, with additional efficiencies to be realized throughout the remainder of the year.

First quarter expenses normally reflect the impact of annual merit and salary increases, which has a substantial influence over expense comparisons to both the prior year’s first quarter and the sequential fourth quarter. In comparing salary and benefits expense from the first quarter of 2007 to the same period in 2006, there was an increase of $591,000, or 5%, which was partially linked to additional expenses from 2006 acquisitions of trust and insurance businesses.

Occupancy expenses grew 8%, from $3.5 million in the first quarter of 2006 to $3.8 million in the same period of 2007. Community continues to experience increases in occupancy expenses related to its legacy office expansion strategy.

Both marketing and telecommunications expenses exhibited slight reductions from the first quarter of 2006 to the first quarter of 2007. Community continues to moderate the growth in discretionary expense categories, consistent with the increased emphasis on expense control.

The other expense category grew from $3.8 million to $4.6 million when comparing the first quarters of 2007 and 2006. Increases were influenced by a number of factors, including a steadily higher level of bank shares tax since the merger of the Blue Ball Bank division in mid-year 2005 and the increased transaction fees associated with higher debit card-based transaction volumes. Community experienced similar, offsetting increases in revenues from these activities during the quarter.

Income Taxes

Relative levels of tax-free income to taxable income can significantly influence the effective income tax rates reported by financial institutions. The reported rate for the first quarter of 2007 was nearly 24%, while the rate for the same period of 2006 was 26%. The relatively modest reduction in the nominal effective tax rate was attributed to the higher level of tax-free investment purchases which occurred in both the fourth quarter of 2006 and the first quarter of 2007.

CAPITAL

Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions. Regulatory capital guidelines are based on a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk. The following table provides the risk-based capital positions of Community and its banking subsidiary, CommunityBanks, at March 31, 2007, along with a comparison to the various current regulatory capital requirements:

	March 31, 2007	Regulatory Minimum	“Well Capitalized”
Leverage ratio
Community Banks, Inc.	9.2%	4%	5%
CommunityBanks	8.4%	4%	5%

Tier 1 capital ratio
Community Banks, Inc.	11.2%	4%	6%
CommunityBanks	10.2%	4%	6%

Total risk-based capital ratio
Community Banks, Inc.	12.1%	8%	10%
CommunityBanks	11.2%	8%	10%

In early March of 2007, Community executed an issuance of $20 million of fixed-rate subordinated debentures that met the regulatory requirements and associated restrictions for qualification as “Tier 1 capital” and were classified as subordinated debt on the consolidated balance sheet. At the end of the first quarter of 2007, Community had $70 million of subordinated debt that qualified as “Tier 1 capital.” The majority of the proceeds of the most recent issuance were utilized to facilitate the cash consideration in the acquisitions of BUCS Financial Corp and East Prospect State Bank on April 1, 2007.

Earnings in the first quarter of 2007 supported a return of capital to shareholders in the form of a cash dividend to shareholders of $0.21 per share.

CONTRACTUAL OBLIGATIONS

Significant contractual obligations at March 31, 2007, are summarized as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$438,196	$52,439	$41,911	$35,178	$308,668
Operating lease obligations	39,589	2,210	4,263	4,073	29,043
Subordinated debt	72,167	---	---	---	72,167
Time deposits	1,278,667	926,621	289,074	60,380	2,592

Total	$1,828,619	$981,270	$335,248	$99,631	$412,470

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table 1: Reconciliation of GAAP to Non-GAAP Measures: (1)

(in thousands)	Three Months Ended March 31,
	2007	2006
Income statement data:

Net income
Net income	$9,646	$10,569
Amortization of core deposit and other intangible assets (1)	429	425
Net operating (tangible) income	$10,075	$10,994

Balance sheet data:

Average assets
Average assets	$3,544,059	$3,383,211
Goodwill	(246,400)	(244,775)
Core deposit and other intangible assets	(12,683)	(13,914)
Average tangible assets	$3,284,976	$3,124,522

Operating return on average tangible assets	1.24%	1.43%

Average equity
Average equity	$486,798	$478,507
Goodwill	(246,400)	(244,775)
Core deposit and other intangible assets	(12,683)	(13,914)
Deferred taxes	1,546	1,734
Average tangible equity	$229,261	$221,552

Operating return on average tangible equity	17.82%	20.12%

At end of quarter:
Total assets
Total assets	$3,629,386	$3,421,562
Goodwill	(246,449)	(244,760)
Core deposit and other intangible assets	(12,363)	(13,599)
Total tangible assets	$3,370,574	$3,163,203

Total equity
Total equity	$490,564	$475,587
Goodwill	(246,449)	(244,760)
Core deposit and other intangible assets	(12,363)	(13,599)
Deferred taxes	1,482	1,854
Total tangible equity	$233,234	$219,082

Tangible book value at end of period	$9.91	$9.19

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

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at March 31, 2007.

Interest Rate Sensitivity
(in thousands)	1-90 days	90-180 days	180-365 days	1 year or more	Total

Assets
Federal funds sold	$10,199	---	---	---	$10,199
Interest-bearing deposits in other banks	32,964	---	---	---	32,964
Trading assets	7,162	6,909	13,059	118,964	146,094
Investment securities	63,522	20,608	23,595	415,102	522,827
Loans(1)	749,291	102,502	190,591	1,399,934	2,442,318
Earning assets	863,138	130,019	227,245	1,934,000	3,154,402
Non-earning assets	630	571	1,142	472,641	474,984
Total assets	$863,768	$130,590	$228,387	$2,406,641	$3,629,386
Liabilities
Savings	$241,737	$38,419	$76,806	$525,641	$882,603
Time	289,165	170,478	251,062	283,410	994,115
Time in denominations of $100,000 or more	112,924	45,991	57,001	68,636	284,552
Short-term borrowings	67,747	---	---	---	67,747
Long-term debt	12,990	41,952	22,405	360,849	438,196
Subordinated debt	23,196	---	---	48,971	72,167
Interest bearing liabilities	747,759	296,840	407,274	1,287,507	2,739,380
Other liabilities and equity	11,038	11,038	22,075	845,855	890,006
Total liabilities and equity	$758,797	$307,878	$429,349	$2,133,362	$3,629,386

(1) Includes non-accrual loans.

Interest Sensitivity GAP
(in thousands)	1-90 days	90-180 Days	180-365 days

Periodic	$104,971	$(177,288)	$(200,962)
Cumulative		(72,317)	(273,279)
Cumulative GAP as a percentage of total assets	2.9%	(2.0)%	(7.5)%

The GAP between interest-earning assets and interest-bearing liabilities maturing or repricing within one year was liability sensitive at December 31, 2006 and at March 31, 2007, moving from (9.2)% to (7.5)%.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4. Controls and Procedures

Under the supervision and with the participation of Community’s management, including its Chief Executive Officer and Chief Financial Officer, Community has evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Community’s disclosure controls and procedures are adequate and effective to ensure that material information relating to Community and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared. There have not been any changes in Community’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Community’s internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes from risk factors as previously disclosed in Community’s Form 10-K (Item 1A, of Part I) for the year ended December 31, 2006, (filed with the Commission on March 16, 2007).

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Community did not sell any unregistered equity securities during the first quarter of 2007.

In October, 2005, the Board of Directors approved a Stock Repurchase Program under which Community could repurchase up to 787,500 shares of outstanding stock. During the first quarter of 2007, Community purchased 12,300 shares as part of the repurchase program. As of March 31, 2007, 41,600 shares may be purchased pursuant to this program.

In July 2003, Community registered 50,000 shares of its common stock for purchase by employees pursuant to the 401(k) savings plan and the Board of Directors authorized the repurchase of shares of Community common stock to fund the plan. No timetable was set for these repurchases. The table below includes shares repurchased in order to fund the 401(k) plan.

During the first quarter of 2007, no plan or program expired and Community did not determine to terminate any repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Capacity to Purchase More Shares Under Repurchase Program

01/1/07-01/31/07	13,069	$24.33	13,069	41,600
02/1/07-02/28/07	4,511	25.69	4,511	41,600
03/1/07-03/31/07	536	24.51	536	41,600

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 - Other Information

Not applicable.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION
(continued)

Item 6 - Exhibits

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Appendix A to Community’s 2006 Proxy Statement filed with the Commission on March 31, 2006)
3.2	Amended Bylaws (Incorporated by reference to Exhibit 3(ii), attached to Community’s Current Report on Form 8-K filed with the Commission on December 14, 2006)
4
Instruments defining the rights of the holders of trust capital securities sold by Community in March, 2007, are not attached, as the amount of such securities is less than 10% of the consolidated assets of Community and its subsidiaries, and the securities have not been registered. Community agrees to provide copies of such instruments to the SEC upon request.

10.1	Form of First Amendment to Stock Option Agreement (Incorporated by reference to Exhibit 10.1 attached to Community’s Current Report on Form 8-K filed with the Commission on January 31, 2007)*
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)

* Identifies a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COMMUNITY BANKS, INC.
(Registrant)

Date	May 10, 2007	/s/	Eddie L. Dunklebarger
Eddie L. Dunklebarger
Chairman and President
(Chief Executive Officer)

Date	May 10, 2007	/s/	Donald F. Holt
Donald F. Holt
Executive Vice President
(Chief Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Appendix A to Community’s 2006 Proxy Statement filed with the Commission on March 31, 2006)
3.2	Amended Bylaws (Incorporated by reference to Exhibit 3(ii), attached to Community’s Current Report on Form 8-K filed with the Commission on December 14, 2006)
4
Instruments defining the rights of the holders of trust capital securities sold by Community in March, 2007, are not attached, as the amount of such securities is less than 10% of the consolidated assets of Community and its subsidiaries, and the securities have not been registered. Community agrees to provide copies of such instruments to the SEC upon request.

10.1	Form of First Amendment to Stock Option Agreement (Incorporated by reference to Exhibit 10.1 attached to Community’s Current Report on Form 8-K filed with the Commission on January 31, 2007)*
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)

* Identifies a management contract or compensatory plan or arrangement