Form 10-Q/A
period 2007-03-31
COMMUNITY BANKS INC /PA/
filed 2007-06-21
CIK 714710

UNITED STATES
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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

This Amendment No. 1 on Form 10-Q/A amends our Form 10-Q for the three months ended March 31, 2007, initially filed with the Securities and Exchange Commission on May 10, 2007 (“the original Form 10-Q”).

As described in its Current Report on Form 8-K filed on June 18, 2007, and as discussed in Note 2 to the Consolidated Financial Statements included herein, Community Banks, Inc. (Community) is filing this amendment to its original Form 10-Q to amend and restate its financial statements and other financial information as a result of Community’s decision to reverse its application of Statement of Financial Accounting Standards No. 159, “The Fair value Option for Financial Assets and Liabilities” (SFAS No. 159) with respect to certain investment securities.

The Form 10-Q/A is presented as of the date of the original Form 10-Q and the disclosures contained herein have not been updated for presentation as of any later date.  Information not directly affected by the reversal of the application of SFAS No. 159 remains substantially unchanged in this restatement and continues to reflect the disclosures made at the time of the original filing.

For convenience, the entire Quarterly Report on Form 10-Q for the three months ended March 31, 2007 has been re-filed in this Form 10-Q/A.  Pursuant to SEC Rule 12b-15, Community is filing updated exhibits 31.1, 31.2, and 32 in connection with this filing.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands except per share data)

	March 31,	December 31,
	2007	2006
ASSETS	(Restated)

Cash and due from banks	$70,128	$73,608
Federal funds sold	10,199	---
Cash and cash equivalents	80,327	73,608
Interest-bearing deposits in other banks	32,964	3,561
Investment securities, available for sale	645,054	636,066
Investment securities, held to maturity (fair value approximates $23,353 and $23,415)	23,080	23,070
Loans, net of allowance for loan losses of $24,379 and $23,626	2,417,939	2,347,263
Premises and equipment, net	46,261	46,335
Goodwill and other intangible assets	258,812	259,406
Accrued interest receivable and other assets	123,302	107,061
Total assets	$3,627,739	$3,496,370

LIABILITIES

Deposits
Non-interest bearing	$367,917	$368,329
Interest bearing	2,161,270	2,144,853
Total deposits	2,529,187	2,513,182
Short-term borrowings	67,747	108,927
Long-term debt	438,196	315,079
Subordinated debt	72,167	51,548
Accrued interest payable and other liabilities	29,878	21,473
Total liabilities	3,137,175	3,010,209

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; 500,000 shares
authorized; no shares issued and outstanding	---	---
Common stock, $5.00 par value; 50,000,000 shares
authorized; 24,478,000 shares issued	122,391	122,391
Surplus	373,335	373,142
Retained Earnings	18,646	17,609
Accumulated other comprehensive income (loss), net of tax	650	(1,806)
Treasury stock; 933,000 and 959,000 shares, at cost	(24,458)	(25,175)
Total stockholders’ equity	490,564	486,161
Total liabilities and stockholders’ equity	$3,627,739	$3,496,370

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF INCOME
 (Dollars in thousands except per share data)
	Three Months Ended
	March 31,
	2007	2006
	(Restated)
INTEREST INCOME:
Loans, including fees	$43,520	$39,101
Investment securities:
Taxable	5,400	4,413
Tax exempt	2,632	2,368
Dividends	552	614
Other	135	393
Total interest income	52,239	46,889

INTEREST EXPENSE:
Deposits	18,886	13,421
Short-term borrowings	1,564	696
Long-term debt	4,500	5,111
Subordinated debt	1,022	797
Total interest expense	25,972	20,025
Net interest income	26,267	26,864
Provision for loan losses	1,300	500
Net interest income after provision for loan losses	24,967	26,364

NON-INTEREST INCOME:
Investment management and trust services	1,445	1,013
Service charges on deposit accounts	2,996	2,531
Other service charges, commissions and fees	2,028	1,700
Insurance premium income and commissions	1,176	928
Mortgage banking activities	548	468
Earnings on investment in life insurance	688	656
Investment security gains	2	283
Other than temporary impairment of investment securities (see Note 2)	(4,390)	---
Other	591	805
Total non-interest income	5,084	8,384

NON-INTEREST EXPENSES:
Salaries and employee benefits	12,009	11,418
Net occupancy and equipment expense	3,794	3,512
Marketing expense	505	575
Telecommunications expense	525	551
Amortization of intangibles	661	654
Other	4,647	3,823
Total non-interest expenses	22,141	20,533

Income before income taxes	7,910	14,215
Income taxes	1,323	3,646
Net income	$6,587	$10,569
CONSOLIDATED PER SHARE DATA
Basic earnings per share	$0.28	$0.44
Diluted earnings per share	$0.28	$0.44
Dividends declared	$0.21	$0.19
The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007 and 2006
(Dollars in Thousands)

	Outstanding Shares	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance, January 1, 2006	22,915	$116,572	$347,827	$27,031	$(3,779)	$(10,978)	$476,673
Comprehensive income:
Net income				10,569			10,569
Unrealized loss on securities, net of reclassification adjustment and tax effect					(589)		(589)
Total comprehensive income							9,980
Cash dividends ($0.19 per share)				(4,545)			(4,545)
5% stock dividend	1,133	5,820	24,162	(29,982)			---
Purchases of treasury stock	(264)					(7,349)	(7,349)
Exercise of common stock options and issuances under stock purchase plan	47			(653)		1,292	639
Compensation and tax benefits from employee stock transactions			189				189

Balance, March 31, 2006	23,831	$122,392	$372,178	$2,420	$(4,368)	$(17,035)	$475,587

Balance, January 1, 2007	23,519	$122,391	$373,142	$17,609	$(1,806)	$(25,175)	$486,161
Comprehensive income:
Restated net income				6,587			6,587
Restated unrealized gain on securities, net of reclassification adjustment and tax effect					2,456		2,456
Total comprehensive income							9,043
Cash dividends ($0.21 per share)				(4,944)			(4,944)
Purchases of treasury stock	(12)					(298)	(298)
Exercise of common stock options and issuances under stock purchase plan	38			(606)		1,015	409
Compensation and tax benefits from employee stock transactions			193				193

Balance, March 31, 2007	23,545	$122,391	$373,335	$18,646	$650	$(24,458)	$490,564

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
	Three Months Ended
	March 31,
	2007	2006
	(Restated)
Operating Activities:
Net income	$6,587	$10,569
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,300	500
Depreciation and amortization	1,830	1,817
Stock option expense	193	118
Net amortization (accretion) of securities	11	144
Realized gains on sales of available-for-sale securities, net	(2)	(283)
Other than temporary impairment of investment securities	4,390	---
Loans originated for sale	(7,178)	(1,335)
Proceeds from sales of loans held for sale	5,813	711
Gains on loan sales	(584)	(14)
Earnings on investment in life insurance	(688)	(656)
Net change in other assets and liabilities, net	(8,547)	9,384
Net cash provided by operating activities	3,125	20,955

Investing Activities:
Net change in interest-bearing deposits in other banks	(29,403)	(71,447)
Activity in available-for-sale securities:
Sales	33,313	38,557
Maturities, prepayments and calls	19,400	13,030
Purchases	(62,295)	(12,593)
Net increase in total loans	(71,493)	(49,726)
Proceeds from sale of loans	1,441	---
Additions to premises and equipment	(1,096)	(1,261)
Net cash used in investing activities	(110,133)	(83,440)

Financing Activities:
Net increase in deposits	16,005	79,498
Net change in short-term borrowings	(41,180)	(32,249)
Proceeds from issuance of long-term debt	145,619	75,620
Repayment of long-term debt	(1,884)	(42,444)
Cash dividends and cash paid in lieu of fractional shares	(4,944)	(4,545)
Purchases of treasury stock	(298)	(7,349)
Tax benefits from employee stock transactions	---	71
Proceeds from issuance of common stock	409	639
Net cash provided by financing activities	113,727	69,241

Net change in cash and cash equivalents	6,719	6,756
Cash and cash equivalents at beginning of period	73,608	76,820
Cash and cash equivalents at end of period	$80,327	$83,576

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

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

2. Restatement and Fair Value Measurements

In September 2006, the Financial Accountings Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about assets and liabilities carried at fair value, but does not change existing guidance as to whether or not an asset or liability is carried at fair value.  SFAS No. 157 also:   (1) precludes the use of a liquidity or block discount when measuring instruments traded in an active market at  fair value; (2) requires cost related to acquiring financial instruments carried at fair value to be included in earnings and; (3) clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value.  The purpose of this Standard was to provide consistency and comparability in determining fair value measurements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election.  The initial effect of adoption of SFAS No. 159 is required to be accounted for as a cumulative-effect adjustment to opening retained earnings for the year in which SFAS No. 159 is applied.  Retrospective application of SFAS No. 159 to years preceding the effective date is not permitted.

Under the early adoption provisions of both Standards, Community elected to adopt SFAS No. 157 and SFAS No. 159 as of January 1, 2007.  In its original filing on Form 10-Q,  Community applied the fair value option provisions of SFAS No. 159 to certain securities that had a fair value of approximately $150.2 million that were included in its available-for-sale portfolio at December 31, 2006. These securities, which had an historical cost basis of approximately $154.9 million, consisted primarily of various mortgage-backed securities and collateralized mortgage backed obligations.  Effective January 1, 2007, these securities were transferred to trading assets at their then fair value. Early adoption was elected to accommodate various aspects of Community’s liquidity, interest rate risk, and asset liability management processes by extending portfolio duration and reducing call and prepayment risk.  Additionally, the adoption was designed to provide an ongoing process designed to facilitate funding for Community’s future acquisition strategies.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

2. Restatement and Fair Value Measurements (continued)

The transfer of these securities from available-for-sale portfolio to trading assets after the early adoption of SFAS No. 159 resulted in a one-time cumulative after-tax charge of $3.1 million ($4.7 million pre-tax) to opening retained earnings as of January 1, 2007.  All of the available-for-sale securities for which SFAS No. 159 was adopted reflected previously unrecognized loss positions prior to January 1, 2007 (i.e., their fair value was less than historic cost). Prior to the decision to early adopt SFAS No. 159 for the identified securities, Community had intended to hold these securities until their scheduled maturity or until there was a recovery in the market prices associated with these specific investments.

Subsequent to the first quarter of 2007, Community sold these trading securities, all of which had been reclassified pursuant to the early adoption of SFAS No. 159, in order to facilitate a balance sheet restructuring strategy.  The securities that were sold had a duration of 3.4 years and an average yield of 4.50% The proceeds of the sale were utilized to facilitate the acquisition of $148 million of replacement investments with an average yield of 5.47% and a duration of 4.2 years. A portion of these replacement investments, approximately $20 million, were classified as trading securities. The remaining replacement investments, totaling approximately $128 million were classified as available-for sale securities at the date of purchase.  The sale and reinvestment of sale proceeds pursuant to the balance sheet restructuring will result in an annual improvement in net interest income of nearly $1.4 million on a pre-tax basis over the replacement duration of 4.2 years.

Subsequent to both the transactions discussed above and the original filing of Community’s first quarter Form 10-Q on May 10 2007, the staff of the Securities and Exchange Commission (SEC) advised Community that the balance sheet restructuring strategy, as presented, was inconsistent with the spirit and intent of SFAS No. 159 and therefore was deemed a non-substantive adoption of the Standard.  Based on discussions with the staff, it was determined that failure to reclassify all of the replacement securities as trading assets would require a reversal of Community’s decision to apply the fair value option to the $150.2 million of investment securities that had been included in its available-for-sale portfolio as of December 31, 2006.  Consequently, Community decided to reverse its decision to apply SFAS No. 159 to those securities as of January 1, 2007.  Based upon Community’s understanding of the views of the SEC, the investment securities that were subsequently sold early in the second quarter and that were originally reported as trading assets at March 31, 2007, are to be reclassified as available-for-sale securities.  Furthermore, those securities are to be considered “other-than-temporarily-impaired” at the end of the first quarter of 2007 based upon the presumption that Community had the intent to sell those securities as of March 31, 2007.  Accordingly, as part of this restatement, Community has recognized a charge to earnings for the other-than-temporary impairment of $4.4 million for the first quarter of 2007 and has reversed the after-tax charge of $3.1 million ($4.7 million pre-tax) to opening retained earnings as of January 1, 2007.  The effect of the other-than-temporary impairment charge and other related adjustments reduced income before income taxes by $4.7 million, reduced income tax expense by $1.6 million, and reduced net income by $3.1 million for the three months ended March 31, 2007.  In the aggregate, these changes resulted in restated net income of $6.6 million, or $0.28 per share.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

2. Restatement and Fair Value Measurements (continued)

The following table reflects the previously reported and the restated amounts as of and for the three months ended March 31, 2007 (in thousands, except share data):

	As of and for the Three Months Ended March 31, 2007
	Previously reported	Restated
Consolidated Interim Balance Sheet Data:
Trading assets	$146,094	$	---
Investment securities, available for sale	499,747		645,054
Accrued interest receivable and other assets	124,162		123,302
Total assets	3,629,386		3,627,739
Accrued interest payable and other liabilities	31,525		29,878
Total liabilities	3,138,822		3,137,175
Total liabilities and stockholders’ equity	3,629,386		3,627,739

Consolidated Interim Statement of Income:
Interest income on taxable investment securities	3,701		5,400
Interest income on trading account securities	1,869		---
Total interest income	52,409		52,239
Net interest income	26,437		26,267
Net interest income after provision for loan losses	25,137		24,967
Trading activities gain	146		---
Other than temporary impairment of investment securities	---		(4,390)
Total non-interest income	9,620		5,084
Income before income taxes	12,616		7,910
Income taxes	2,970		1,323
Net income	9,646		6,587

Consolidated Interim Statement of Changes in Stockholders’ Equity
Unrealized gain (loss) on securities, net of reclassification adjustment and tax effect	(603)		2,456

Consolidated Interim Statement of Cash Flows
Net income	9,646		6,587
Net amortization (accretion) of securities	(41)		11
Other than temporary impairment of investment securities	---		4,390
Net change in fair value of trading assets	(312)		---
Net change in other assets and liabilities, net	(6,852)		(8,547)
Maturities and prepayments in trading assets	5,171		---
Maturities, prepayments and calls (in available-for-sale securities)	14,229		19,400

Consolidated Per Share Data:
Basic earnings per share	$0.41		$0.28
Diluted earnings per share	$0.41		$0.28

 Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

2. Restatement and Fair Value Measurements (continued)

Community’s early adoption SFAS No. 157, among other things, requires enhanced disclosures about assets and liabilities that are carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by the SFAS No. 157 hierarchy are as follows:

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III – Assets and liabilities that have little to no pricing observability as of the reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table summarizes the valuation of Community’s available-for-sale securities that Community measures at fair value  on a recurring basis, by the above SFAS No. 157 pricing observability levels as of March 31, 2007, (in thousands):

Description	Level I	Level II	Total
Available-for-sale securities	$145,307	$499,747	$645,054

3. Summary of Significant Accounting Policies

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

Earnings per share for the three months ended March 31 have been computed as follows   (in thousands, except share data):

	Three Months Ended March 31,
	2007	2006
	(Restated)
Net income	$6,587	$10,569

Weighted average shares outstanding (basic)	23,535	23,974
Effect of dilutive stock options	148	215
Weighted average shares outstanding (diluted)	23,683	24,189

Per share information:
Basic earnings per share	$0.28	$0.44
Diluted earnings per share	0.28	0.44

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

3. Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss) - The components of comprehensive income (loss) and related tax effect for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
	(Restated)
Unrealized holding losses on available-for-sale securities	$(610)	$(623)
Reclassification adjustments for net (gains) losses included in net income	4,388	(283)
Net unrealized gains (losses)	3,778	(906)
Tax effect	(1,322)	317

Net-of-tax amount	$2,456	$(589)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows (in thousands):
	March 31, 2007	December 31, 2006
Net unrealized gain on available-for-sale securities	$4,212	$434
Tax effect	(1,474)	(152)
Net-of-tax amount	2,738	282

Underfunded pension liability	(3,213)	(3,213)
Tax effect	1,125	1,125
Net-of-tax amount	(2,088)	(2,088)

Accumulated other comprehensive income (loss)	$650	$(1,806)

Accounting Developments–

FIN 48 – In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which sets out a framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions.  Community adopted FIN No. 48 on January 1, 2007, with no effect to the consolidated financial statements.

EITF 06-11 - In March 2007, FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. Community does not expect that EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

EITF 06-10 - In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Community is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

4. Subsequent Event / Pending Merger:

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

5. Subsequent Event / Acquisitions:

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

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

6.   Guarantees:

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

7.   Long-Term Debt:

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
$438,196

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

8. Stock-Based Plans:

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

Investment securities are written down to their net realizable value when there is impairment in value that is considered to be other than temporary.  The determination of whether or not other than temporary impairment exists is a matter of judgment. Management reviews its investment securities portfolio regularly for possible impairment that is other than temporary by analyzing the facts and circumstances of each investment and the expectations for that investment’s performance. As a result of discussions with the SEC regarding the reversal of its application of SFAS No. 159 to certain investment securities, Community recorded an “other than temporary impairment” of $4.4 million as of March 31, 2007.  See Note 2 to the consolidated financial statements for a more detailed discussion.

•	Adoption of Fair Value Accounting

As described in the notes to the consolidated financial statements, Community elected to adopt both SFAS No. 157 “Fair Value Measurements” and SFAS No.159 “The Fair Value Option for Financial Assets and Financial Liabilities” as of January 1, 2007.  See Note 2 to the consolidated financial statements for a more detailed discussion.

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

SUMMARY OF FINANCIAL AND OPERATING RESULTS

Overview

Community Banks, Inc. reported operating results for the first quarter of 2007, including net income of $6.6 million and earnings per share of $0.28.  These results included an after tax loss of $2.9 million from the “other than temporary impairment” loss (the “impairment loss”) that was recorded for certain investment securities that were sold in early April, 2007. The sale was followed by the reinvestment of sales proceeds, which is expected to increase annualized net interest income by approximately $1.4 million in future periods.  See Note 2 to the consolidated financial statements for a more detailed discussion.

Excluding the impact of the $2.9 million after tax impairment loss and other related adjustments, net income and earnings per share reached $9.6 million and $0.41 respectively.  These results were 7% below those reported in the first quarter of 2006, but reflected a slight improvement from the results reported in the sequential 2006 fourth quarter. Excluding the impact of the impairment loss, first quarter 2007 performance produced more stabilized funding expenses as compared to the sequential quarter, which contributed to a modest improvement in Community’s largest source of revenue, net interest income. Notably, Community reported no loss exposure related to the sub-prime mortgage issues that have adversely influenced first quarter 2007 performance in certain sectors of the financial services industry.

Improvements in core banking industry profit performance have been constrained by the effects of the prevailing interest rate environment. That environment has been distinguished by “inverted yield curve” conditions that have been in place throughout much of 2006 and into early 2007.  This yield curve trend has hindered top line revenue growth by narrowing the historical spread between income received from earning assets and the interest paid on deposits and other borrowings. Despite the impact of interest rate trends on both net interest income and profit growth, most other critical performance metrics at Community continued to reflect favorable operating conditions.

Loan and deposit balances reflected quarterly increases from the year ago period, at 5% and 7%, respectively. Net interest margin, a critical determinant of revenue growth for financial institutions, declined from 3.98% to 3.73% between the two periods.  At the same time, comparisons of net interest margin to the sequential fourth quarter reflected improvement, as both the yields on earning assets and costs of funding sources moved slightly upward, producing a modest improvement in net interest income.  Comparisons to the year ago first quarter reflected the impact of increasing consumer preference for shorter duration time deposits since that time.  This increased concentration of higher cost time deposits, combined with only slight improvement in asset yields, resulted in a decline in net interest margin from the year ago period. The lack of improvement in asset yields since the middle of 2006 was attributed to the curtailment of increases in most of the benchmark interest rates that influence asset pricing.

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

Excluding the impairment loss, non-interest income grew 13% from the first quarter of 2006, a considerable portion of which related to the purchases of an additional insurance agency in May, 2006, and a trust business in September, 2006.  Accordingly, the first quarter of 2006 reflected no revenues from these acquired businesses and the increases related thereto produced more than half of the overall increases in total non-interest income.  Deposit and service fees continued to experience organic growth, providing most of the remaining improvement in other income.

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

The efficiency ratio, which excludes the effect of the impairment loss, provides a comparison of the relative levels of expenses to revenues.. This ratio declined to 58.3% and reflected improvement from the 61.0% performance in the fourth quarter of 2006. Community continued its emphasis on ensuring that operating expenses are appropriately aligned with its revenue stream.  First quarter 2007 expenses grew 7.8% from the first quarter of 2006.  The comparative increase from the first quarter of 2006 was largely attributable to the increased expenses associated with the acquired insurance and trust businesses.  After excluding these incremental expenses, which were not present in the first quarter of 2006, core expense growth approximated 5%.

Important traditional measures of relative financial performance include return on average assets (ROA) and return on average equity (ROE), which were 0.75% and 5.49%, respectively, for the first three months of 2007.  Excluding the impact of the impairment loss and related adjustments, traditional ROE and ROA were 1.10% and 8.04%, respectively.  Comparable measures in the first quarter of 2006 were 1.27% and 8.96%.

“Non-GAAP” measures include “return on tangible assets” (ROTA) and “return on tangible equity” (ROTE).  These measures include the effect of the impairment loss and related adjustments in the first quarter of 2007 and reached 0.87% and 12.40%, respectively, compared to 1.43% and 20.12% in the first quarter of 2006. The following is a brief summary of these and other non-GAAP metrics that provide a framework for evaluating the comparative performance of Community.  “Net operating” or “tangible” results exclude expenses that management considers to be “non-operating.” “Net operating” results exclude the after-tax effect of core deposit and other intangible assets amortization and the after-tax effect of merger, conversion and restructuring expenses. Similarly, “tangible” assets and “tangible” equity exclude balance sheet amounts for goodwill, core deposit and other intangible asset balances, net of applicable deferred tax amounts, as appropriate.  The following is a comparative presentation of certain critical non-GAAP performance measures for the first quarters of 2007 and 2006.  These measures include the effect of the impairment loss and related adjustments on the three months ended March 31, 2007.

MERGERS

Immediately after the end of the first quarter, Community completed its mergers with BUCS Financial Corp (“BUCS”) and East Prospect State Bank (“East Prospect”).  The separate mergers with Owings Mills, Maryland-based BUCS ($145 million in assets) and York County, Pennsylvania-based East Prospect ($57 million in assets) were both completed effective April 1, 2007. These two mergers provide an important market extension into the desirable, adjacent Central Maryland region and bolster Community’s position in the vibrant York County, Pennsylvania, market.

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

BALANCE SHEET

The average balance sheets for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	March31,		Change
	2007	2006	Volume	%
Cash and due from banks	$55,542	$59,253	$(3,711))	(6)%
Federal funds sold and interest-bearing deposits	10,701	34,885	(24,184)	(69)%
Investments	682,592	613,891	68,701	11%
Loans	2,404,530	2,289,979	114,551	5%
Allowance for loan losses	(24,022)	(23,172)	(850)	4%
Net loans	2,380,508	2,266,807	113,701	5%
Goodwill and identifiable intangible assets	259,083	258,689	394	---
Other assets	155,763	149,686	6,077	4%

Total assets	$3,544,189	$3,383,211	$160,978	5%

Non-interest bearing deposits	$340,580	$373,637	$(33,057)	(9)%
Interest-bearing deposits	2,121,561	1,928,261	193,300	10%
Short-term borrowings	124,985	68,524	56,461	82%
Long-term debt	391,196	467,010	(75,814)	(16)%
Subordinated debt	56,817	44,674	12,143	27%
Other liabilities	22,122	22,598	(476)	(2)%

Total liabilities	3,057,261	2,904,704	152,557	5%

Stockholders’ equity	486,928	478,507	8,421	2%

Total liabilities and stockholders’ equity	$3,544,189	$3,383,211	$160,978	5%

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

The following table compares net interest income, net interest margin, and interest spread components between the first quarter of 2006 and 2007.

Net Interest Margin – Quarter to Date

(in thousands)	March 31, 2007			March 31, 2006
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest- bearing deposits in banks	$10,701	$135	5.12%	$34,885	$393	4.57%
Investments	682,592	10,209	6.07%	613,891	8,901	5.88%
Loans - commercial	895,114	17,792	8.06%	808,108	15,145	7.60%
- commercial real estate	810,424	14,174	7.09%	799,505	13,605	6.90%
- residential real estate	151,141	2,397	6.43%	153,282	2,297	6.08%
- consumer	547,851	9,785	7.24%	528,976	8,526	6.54%
Total earning assets	$3,097,823	$54,492	7.13%	$2,938,647	$48,867	6.74%

Deposits – savings and NOW accounts	$858,469	$4,835	2.28%	$826,742	$3,501	1.72%
- time	1,263,092	14,051	4.51%	1,101,519	9,920	3.65%
Short-term borrowings	124,985	1,564	5.07%	68,524	696	4.12%
Long-term debt	391,196	4,500	4.67%	467,010	5,111	4.44%
Subordinated debt	56,817	1,022	7.29%	44,674	797	7.24%
Total interest-bearing liabilities	$2,694,559	$25,972	3.91%	$2,508,469	$20,025	3.24%

Interest income to earning assets			7.13%			6.74%
Interest expense to paying liabilities			3.91%			3.24%

Interest spread			3.22%			3.50%
Impact of non-interest funds			0.51%			0.48%
Net interest margin		$28,520	3.73%		$28,842	3.98%

Changes in net interest income, net interest margin, and interest spread between the two periods were influenced by the same trends experienced in the second half of 2006, as documented in the December 31, 2006, Form 10-K.  These trends are apparent from the above comparisons and can be summarized as follows:

o
The existence of a generally higher level of short-term interest rates since the first quarter of 2006 and the prolonged presence of an inverted yield curve throughout most of 2006 and into the opening quarter of 2007. Interest rate trends contributed to a 39 basis point increase in earning asset yields between the two periods shown, but were more than offset by a more substantial 67 basis point increase in the cost of interest-bearing liabilities. Consequently, interest spread declined by 28 basis points while net interest margin declined by 25 basis points in the above quarterly comparison.

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

First quarter comparisons of net interest spread and net interest margin between 2006 and 2007 resulted in declines in both net interest spread, from 3.50% to 3.22%, and in net interest margin, from 3.98% to3.73%.  The trends itemized above were the principal catalysts for the decline in these important metrics, and were responsible for the sequential quarterly compression in net interest margin experienced during 2006.  Compression during 2006 was illustrated by the decline in net interest margin from 3.98% in the first quarter to 3.71% in the fourth quarter.  That decline was characterized by continuous re-pricing of funding sources and a constrained ability to proportionately increase the pricing of rate-sensitive assets. Most of these trends extended into the first quarter of 2007, although further declines in net interest margin were not experienced between the sequential fourth quarter of 2006 and the first quarter of 2007.  The first quarter 2007 margin of 3.73% reflected no additional compression as compared to the 3.71% margin recorded in the sequential fourth quarter of 2006.  Accordingly, the adverse impact of many of the trends affecting net interest margin results throughout 2006 and into the first quarter of 2007 seemed to abate, or stabilize, by March 31, 2007.

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

Non-Interest Income

Non-interest income, excluding investment gains and the impairment loss,  increased 17%, to $9.5 million for the quarter ended March 31, 2007, versus $8.1 million in the year ago first quarter.  A considerable portion of the 17% increase, nearly half, related to the purchases of an additional insurance agency in May, 2006, and a trust business in October, 2006.  The first quarter of 2007 reflected a full three-month period of revenues from these acquisitions, while no comparable revenues were recorded in the first quarter of 2006 due to the timing of the acquisitions.  The following summarizes the various components of non-interest income, excluding investment securities gains and other than temporary impairment of investment securities, for the first quarter of both 2007 and 2006:

	Three Months Ended March 31,
(in thousands)	2007	2006	Increase (Decrease)
Investment management and trust services	$1,445	$1,013	$432
Service charges on deposit accounts	2,996	2,531	465
Other service charges, commissions and fees	2,028	1,700	328
Insurance premium income and commissions	1,176	928	248
Mortgage banking activities	548	468	80
Earnings on investment in life insurance	688	656	32
Other	591	805	(214)
Total non-interest income, excluding investment securities gains and other than temporary impairment	$9,472	$8,101	$1,371

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

Service charges on deposit accounts grew to nearly $3.0 million in the first quarter of 2007, an increase of 18% from the year earlier total of $2.5 million.  The most significant portion of this revenue is derived from the OverdraftHonor® program which continues to be made available to an expanding base of customers that meet the prescribed requirements for acceptance into this program.

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

Total non-interest income included $4.4 million of losses related to the impairment loss on certain available-for-sale securities that were subsequently sold in early April, 2007.  See Note 2 to the Consolidated Financial Statements for a more complete discussion.

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

The efficiency ratio, which compares the relative levels of expenses to revenues, declined to 58.3% and reflected improvement from the 61.0% performance in the sequential fourth quarter of 2006.  Community continued its emphasis on ensuring that operating expenses are appropriately aligned with its revenue stream.  Ongoing challenges to the revenue stream, caused by the inverted yield curve and less robust loan and asset growth, have intensified management’s focus on expense saving opportunities.

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

Income Taxes

The reported rate for the first quarter of 2007 was 17%, while the rate for the same period of 2006 was 26%.  The reported rate for 2007 was significantly influenced by the impact of the impairment loss on pre-tax income.

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

	March 31, 2007	Regulatory Minimum	“Well Capitalized”
Leverage ratio
Community Banks, Inc.	9.18%	4%	5%
CommunityBanks	8.37%	4%	5%

Tier 1 capital ratio
Community Banks, Inc.	11.20%	4%	6%
CommunityBanks	10.25%	4%	6%

Total risk-based capital ratio
Community Banks, Inc.	12.10%	8%	10%
CommunityBanks	11.16%	8%	10%

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

CONTRACTUAL OBLIGATIONS

Significant contractual obligations at March 31, 2007, are summarized as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$438,196	$52,439	$41,911	$35,178	$308,668
Operating lease obligations	39,589	2,210	4,263	4,073	29,043
Subordinated debt	72,167	---	---	---	72,167
Time deposits	1,278,667	926,621	289,074	60,380	2,592

Total	$1,828,619	$981,270	$335,248	$99,631	$412,470

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table 1: Reconciliation of GAAP to Non-GAAP Measures:(1)

(in thousands)	Three Months Ended March 31,
	2007	2006
Income statement data:

Net income
Net income	$6,587	$10,569
Amortization of core deposit and other intangible assets (1)	429	425
Net operating (tangible) income	$7,016	$10,994

Balance sheet data:

Average assets
Average assets	$3,544,189	$3,383,211
Goodwill	(246,400)	(244,775)
Core deposit and other intangible assets	(12,683)	(13,914)
Average tangible assets	$3,285,106	$3,124,522

Operating return on average tangible assets	0.87%	1.43%

Average equity
Average equity	$486,929	$478,507
Goodwill	(246,400)	(244,775)
Core deposit and other intangible assets	(12,683)	(13,914)
Deferred taxes	1,546	1,734
Average tangible equity	$229,392	$221,552

Operating return on average tangible equity	12.40%	20.12%

At end of quarter:
Total assets
Total assets	$3,627,739	$3,421,562
Goodwill	(246,449)	(244,760)
Core deposit and other intangible assets	(12,363)	(13,599)
Total tangible assets	$3,368,927	$3,163,203

Total equity
Total equity	$490,564	$475,587
Goodwill	(246,449)	(244,760)
Core deposit and other intangible assets	(12,363)	(13,599)
Deferred taxes	1,482	1,854
Total tangible equity	$233,234	$219,082

Tangible book value at end of period	$9.91	$9.19

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

Interest Rate Sensitivity
(in thousands)	1-90 days	90-180 days	180-365 days	1 year or more	Total

Assets
Federal funds sold	$10,199	---	---	---	$10,199
Interest-bearing deposits in other banks	32,964	---	---	---	32,964
Investment securities	208,829	20,608	23,595	415,102	668,134
Loans(1)	749,291	102,502	190,591	1,399,934	2,442,318
Earning assets	1,001,283	123,110	214,186	1,815,036	3,153,615
Non-earning assets	630	571	1,142	471,781	474,124
Total assets	$1,001,913	$123,681	$215,328	$2,286,817	$3,627,739
Liabilities
Savings	$241,737	$38,419	$76,806	$525,641	$882,603
Time	289,165	170,478	251,062	283,410	994,115
Time in denominations of $100,000 or more	112,924	45,991	57,001	68,636	284,552
Short-term borrowings	67,747	---	---	---	67,747
Long-term debt	12,990	41,952	22,405	360,849	438,196
Subordinated debt	23,196	---	---	48,971	72,167
Interest bearing liabilities	747,759	296,840	407,274	1,287,507	2,739,380
Other liabilities and equity	11,038	11,038	22,075	844,208	888,359
Total liabilities and equity	$758,797	$307,878	$429,349	$2,131,715	$3,627,739

 (1)  Includes non-accrual loans.

Interest Sensitivity GAP
(in thousands)	1-90 days	90-180 Days	180-365 days

Periodic	$243,116	$(184,197)	$(214,021)
Cumulative		58,919	(155,102)
Cumulative GAP as a percentage of total assets	6.7%	1.6%	(4.3)%

The GAP between interest-earning assets and interest-bearing liabilities maturing or repricing within one year was liability sensitive at December 31, 2006 and at March 31, 2007, moving from (9.2)% to (4.3)%.

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

Item 1 – Legal Proceedings

Various actions and proceedings are presently pending to which Community and/or one or more of its subsidiaries is a party. These actions and proceedings arise out of routine operations and, in management’s opinion, will not have a material adverse effect on Community’s consolidated financial position or results of operations.

Item 1A – Risk Factors

There have been no material changes from risk factors as previously disclosed in Community’s Form 10-K (Item 1A, of Part I) for the year ended December 31, 2006, (filed with the Commission on March 16, 2007).

Item 2– Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 – Other Information

Not applicable.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION
(continued)

Item 6 – Exhibits

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

COMMUNITY BANKS, INC.
(Registrant)

Date	June 21, 2007	/s/	Eddie L. Dunklebarger
Eddie L. Dunklebarger
Chairman and President
(Chief Executive Officer)

Date	June 21, 2007	/s/	Donald F. Holt
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