Form 10-Q/A
period 2007-03-31
COMMUNITY BANKS INC /PA/
filed 2007-06-26
CIK 714710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A – AMENDMENT No. 2

On June 21, 2007, Community Banks, Inc. (“Community”) filed Form 10-Q/A – Amendment No. 1 to amend our Form 10-Q for the three months ended March 31, 2007, initially filed with the Securities and Exchange Commission on May 10, 2007 (“the original Form 10-Q”).

As described in its Current Report on Form 8-K filed on June 18, 2007, and as discussed in Note 2 to the Consolidated Financial Statements included herein, Community filed Amendment No. 1 to its original Form 10-Q to amend and restate its financial statements and other financial information as a result of Community’s decision to reverse its application of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS No. 159) with respect to certain investment securities.

Subsequent to the filing of the Form 10-Q/A - Amendment No. 1 on June 21, 2007, Community discovered the omission of a table in Management’s Discussion and Analysis.  This Form 10-Q/A – Amendment No.2 is filed to include the omitted table, which now appears on page 19 of this document.

Both Form 10-Q/A - Amendment No. 1 and this Form 10-Q/A – Amendment No. 2 have been  presented as of the date of the original Form 10-Q and the disclosures contained herein have not been updated for presentation as of any later date.  Information not directly affected by the reversal of the application of SFAS No. 159 remains substantially unchanged in both Amendment No. 1 and Amendment No.2  and continues to reflect the disclosures made at the time of the original filing.

For convenience, the entire Quarterly Report on Form 10-Q for the three months ended March 31, 2007 has been re-filed in this Form 10-Q/A – Amendment No. 2.  Pursuant to SEC Rule 12b-15, Community is filing updated exhibits 31.1, 31.2, and 32 in connection with this filing.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
FORM 10-Q/A – Amendment No. 2

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

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006
Net operating (tangible) income	$7,016	$10,994
Average tangible assets	$3,285,106	$3,124,522
Average tangible equity	$229,392	$221,552
Operating return on average tangible assets	0.87%	1.43%
Operating return on average tangible equity	12.40%	20.12%
Tangible book value at end of period	$9.91	$9.19

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

COMMUNITY BANKS, INC.
(Registrant)

Date	June 26, 2007	/s/	Eddie L. Dunklebarger
Eddie L. Dunklebarger
Chairman and President
(Chief Executive Officer)

Date	June 26, 2007	/s/	Donald F. Holt
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