Form 10-Q
period 2007-06-30
COMMUNITY BANKS INC /PA/
filed 2007-08-08
CIK 714710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s common stock, $5.00 par value, outstanding as of July 31, 2007 was 24,811,449.

COMMUNITY BANKS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands except per share data)

	June 30,	December 31,
	2007	2006
ASSETS

Cash and due from banks	$74,983	$73,608
Interest-bearing deposits in other banks	4,438	3,561
Trading assets	19,750	---
Investment securities, available for sale	635,012	636,066
Investment securities, held to maturity (fair value approximates $22,420 and $23,415)	23,090	23,070
Loans, net of allowance for loan losses of $25,010 and $23,626	2,542,628	2,347,263
Premises and equipment, net	50,232	46,335
Goodwill and other intangible assets	279,963	259,406
Accrued interest receivable and other assets	120,748	107,061
Total assets	$3,750,844	$3,496,370

LIABILITIES

Deposits
Non-interest bearing	$379,624	$368,329
Interest bearing	2,228,540	2,144,853
Total deposits	2,608,164	2,513,182
Short-term borrowings	72,724	108,927
Long-term debt (including $29,784 at fair value at June 30, 2007)	455,104	315,079
Subordinated debt	75,260	51,548
Accrued interest payable and other liabilities	22,399	21,473
Total liabilities	3,233,651	3,010,209

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; 500,000 shares
authorized; no shares issued and outstanding	---	---
Common stock, $5.00 par value; 50,000,000 shares
authorized; 25,694,000 and 24,478,000 shares issued	128,471	122,391
Surplus	396,489	373,142
Retained Earnings	23,806	17,609
Accumulated other comprehensive loss, net of tax	(8,300)	(1,806)
Treasury stock; 889,000 and 959,000 shares, at cost	(23,273)	(25,175)
Total stockholders’ equity	517,193	486,161
Total liabilities and stockholders’ equity	$3,750,844	$3,496,370

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF INCOME
 (Dollars in thousands except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Loans, including fees	$46,797	$41,093	$90,317	$80,194
Investment securities:
Taxable	5,597	4,381	10,997	8,794
Tax exempt	2,661	2,205	5,293	4,573
Dividends	374	616	926	1,230
Trading account securities	232	---	232	---
Other	1,042	643	1,177	1,036
Total interest income	56,703	48,938	108,942	95,827

INTEREST EXPENSE:
Deposits	20,719	15,784	39,605	29,205
Short-term borrowings	757	645	2,321	1,341
Long-term debt	5,301	4,564	9,801	9,675
Subordinated debt	1,347	938	2,369	1,735
Total interest expense	28,124	21,931	54,096	41,956
Net interest income	28,579	27,007	54,846	53,871
Provision for loan losses	700	650	2,000	1,150
Net interest income after provision for loan losses	27,879	26,357	52,846	52,721

NON-INTEREST INCOME:
Investment management and trust services	1,603	1,088	3,048	2,101
Service charges on deposit accounts	4,677	2,855	7,673	5,386
Other service charges, commissions and fees	2,257	1,903	4,285	3,603
Insurance premium income and commissions	1,063	1,117	2,239	2,045
Mortgage banking activities	694	580	1,242	1,048
Earnings on investment in life insurance	756	675	1,444	1,331
Investment security gains (losses)	---	6	(4,388)	289
Trading activities loss	(34)	---	(34)	---
Other	232	319	823	1,124
Total non-interest income	11,248	8,543	16,332	16,927

NON-INTEREST EXPENSES:
Salaries and employee benefits	13,069	11,251	25,078	22,669
Net occupancy	3,980	3,386	7,774	6,898
Payment card processing expense	774	556	1,387	839
Marketing expense	552	265	1,057	840
Telecommunications expense	612	566	1,137	1,117
Amortization of intangibles	811	702	1,472	1,356
Other	4,693	3,972	8,727	7,512
Total non-interest expenses	24,491	20,698	46,632	41,231

Income before income taxes	14,636	14,202	22,546	28,417
Income taxes	3,686	3,698	5,009	7,344
Net income	$10,950	$10,504	$17,537	$21,073

CONSOLIDATED PER SHARE DATA
Basic earnings per share	$0.44	$0.44	$0.73	$0.88
Diluted earnings per share	$0.44	$0.44	$0.72	$0.88
Dividends declared	$0.21	$0.20	$0.42	$0.39

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007 and 2006
(Dollars in Thousands)

	Outstanding	Common		Retained	Accumulated Other Comprehensive	Treasury	Total
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2006	22,915	$116,572	$347,827	$27,031	$(3,779)	$(10,978)	$476,673
Comprehensive income:
Net income				21,073			21,073
Unrealized loss on securities, net of reclassification adjustment and tax effect					(6,328)		(6,328)
Total comprehensive income							14,745
Cash dividends ($0.39 per share)				(9,281)			(9,281)
5% stock dividend	1,133	5,820	24,162	(29,982)			---
Purchases of treasury stock	(656)					(17,626)	(17,626)
Exercise of common stock options and issuances under stock purchase plan	63			(905)		1,735	830
Compensation and tax benefits from employee stock transactions			419				419

Balance, June 30, 2006	23,455	$122,392	$372,408	$7,936	$(10,107)	$(26,869)	$465,760

Balance, January 1, 2007	23,519	$122,391	$373,142	$17,609	$(1,806)	$(25,175)	$486,161
Comprehensive income:
Net income				17,537			17,537
Unrealized loss on securities, net of reclassification adjustment and tax effect					(6,494)		(6,494)
Total comprehensive income							11,043
Cash dividends ($0.42 per share)				(10,152)			(10,152)
Purchases of treasury stock	(12)					(299)	(299)
Exercise of common stock options and issuances under stock purchase plan	82			(1,188)		2,513	1,325
Compensation and tax benefits from employee stock transactions			402				402
Acquisition of BUCS Financial Corp	548	2,741	10,343				13,084
Acquisition of East Prospect State Bank	668	3,339	12,602			(312)	15,629

Balance, June 30, 2007	24,805	$128,471	$396,489	$23,806	$(8,300)	$(23,273)	$517,193

The accompanying notes are an integral part of the consolidated interim financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
	Six Months Ended
	June 30,
	2007	2006

Operating Activities:
Net income	$17,537	$21,073
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,000	1,150
Depreciation and amortization	3,950	3,690
Stock option expense	402	303
Net amortization (accretion) of securities	(386)	253
Realized (gains) losses on sales of available-for-sale securities, net	4,388	(289)
Loans originated for sale	(14,781)	(3,917)
Proceeds from sales of loans held for sale	13,756	2,626
Gains on loan sales	(829)	(47)
Earnings on investment in life insurance	(1,444)	(1,331)
Purchases of trading assets	(20,000)	---
Net change in fair value of trading assets and liabilities	34	---
Net change in other assets and other liabilities, net	(833)	7,776
Net cash provided by operating activities	3,794	31,287

Investing Activities:
Net change in interest-bearing deposits in other banks	1,224	1,011
Activity in available-for-sale securities:
Sales	225,149	46,627
Maturities, prepayments and calls	44,976	27,000
Purchases	(234,416)	(29,134)
Net increase in total loans	(67,946)	(107,140)
Proceeds from sales of loans	1,441	---
Additions to premises and equipment	(2,265)	(2,590)
Cash acquired in acquisitions	8,208	---
Cash paid for acquisitions	(13,797)	(882)
Net cash used in investing activities	(37,426)	(65,108)

Financing Activities:
Net increase (decrease) in deposits	(70,525)	112,184
Net change in short-term borrowings	(46,204)	(9,968)
Proceeds from issuance of long-term debt	175,621	75,620
Repayment of long-term debt	(14,759)	(121,903)
Cash dividends and cash paid in lieu of fractional shares	(10,152)	(9,281)
Purchases of treasury stock	(299)	(17,626)
Tax benefits from employee stock transactions	---	116
Proceeds from issuance of common stock	1,325	830
Net cash provided by financing activities	35,007	29,972

Net change in cash and cash equivalents	1,375	(3,849)

Cash and cash equivalents at beginning of period	73,608	76,820
Cash and cash equivalents at end of period	$74,983	$72,971

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

Operating results for the three months and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the audited consolidated financial statements, and footnotes thereto, included in the Annual Report on Form 10-K, for the year ended December 31, 2006.

Community is a financial holding company whose wholly-owned subsidiaries include CommunityBanks, CommunityBanks Investments, Inc. (CBII), and Community Banks Life Insurance Co. (CBLIC). CommunityBanks provides a wide range of services through its network of offices in Adams, Berks, Chester, Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, Schuylkill, Snyder, and York Counties in Pennsylvania and Baltimore, Carroll, and Howard Counties in Maryland.

2. Fair Value Measurements

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

Community elected to adopt SFAS No. 157 and SFAS No. 159 as of January 1, 2007, under the early adoption provisions of both standards.  In its original filing on Form 10-Q for the period ended March 31, 2007,  Community applied the fair value option provisions of SFAS No. 159 to certain securities that had a fair value of approximately $150 million that were included in its available-for-sale portfolio at December 31, 2006. These securities, which had an historical cost basis of approximately $155 million, consisted primarily of various mortgage-backed securities and collateralized mortgage backed obligations.

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

In April of 2007, Community sold these trading securities, all of which had been reclassified pursuant to the early adoption of SFAS No. 159, in order to facilitate a balance sheet restructuring strategy.  A portion of the replacement investments, approximately $20 million, were classified as trading securities. The remaining replacement investments, totaling approximately $128 million were classified as available-for sale securities at the date of purchase.  Also in April, 2007, Community applied the fair value option provisions of SFAS No. 159 to $30 million of Federal Home Loan Bank advances issued to facilitate its balance sheet restructuring.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value Measurements (continued)

Subsequent to the transactions discussed above and the original filing of Community’s first quarter Form 10-Q on May 10, 2007, the staff of the Securities and Exchange Commission (SEC) advised Community that the balance sheet restructuring strategy, as presented, was inconsistent with the spirit and intent of SFAS No. 159 and therefore was deemed a non-substantive adoption of the Standard.    Consequently, as reflected in an amended Form 10-Q for its first quarter, Community decided to reverse its decision to apply SFAS No. 159 to those securities as of January 1, 2007.  The investment securities that were sold early in the second quarter were reclassified as available-for-sale securities.  Those securities were considered “other-than-temporarily-impaired” at the end of the first quarter of 2007 based upon the presumption that Community had the intent to sell those securities as of March 31, 2007.  In the first quarter of 2007, Community recognized a charge to earnings for the other-than-temporary impairment of $4.4 million.  The effect of the other-than-temporary impairment charge and other related adjustments reduced income before income taxes by $4.7 million, reduced income tax expense by $1.6 million, and reduced net income by $3.1 million for the three months ended March 31, 2007.  The “other-than-temporary impairment” charge was reclassified as an “investment security loss” as of the date of the actual sale of the securities in April of 2007.

Fair Value Measurements (SFAS No. 157)

Assets and liabilities, at fair value, consist of the following at June 30, 2007 (in thousands):

Trading assets, consisting of Federal agency debt securities	$ 19,750

Federal Home Loan Bank (“FHLB”) advances (contractual principal; $30,000)	$ 29,784

Community records trading assets and selected FHLB advances at fair value, with unrealized gains and losses reflected in the consolidated statement of income.  The degree of judgment utilized in measuring the fair value of these assets and liabilities generally correlates to their level of pricing observability. Pricing observability is impacted by a number of factors, including the type of asset or liability, whether the asset or liability has an established market and the characteristics specific to the transaction. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, assets and liabilities rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

Community’s early adoption of SFAS No. 157, among other things, requires enhanced disclosures about assets and liabilities that are carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets or liabilities at fair value. The three broad levels defined by the SFAS No. 157 hierarchy are as follows:

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

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value Measurements (continued)

The following table summarizes the valuation of Community’s trading assets and liabilities that Community measures on a recurring basis, as well as available-for-sale securities that Community measures at fair value  on a recurring basis, by the above SFAS No. 157 pricing observability levels as of June 30, 2007, (in thousands):

Description	Level I	Level II	Total
Trading assets – Federal agency debt securities	$ ---	$19,750	$19,750
FHLB borrowings	$ ---	$29,784	$29,784
Available-for-sale securities	$ ---	$635,012	$635,012

3. Summary of Significant Accounting Policies

Cash Flows Information – Refer to Note 5, “Acquisitions,” for the terms of non-cash transactions in 2007.

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

Earnings per share for the three and six months ended June 30 have been computed as follows   (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$10,950	$10,504	$17,537	$21,073

Weighted average shares outstanding (basic)	24,766	23,653	24,154	23,812
Effect of dilutive stock options	196	205	196	216

Weighted average shares outstanding (diluted)	24,962	23,858	24,350	24,028

Per share information:
Basic earnings per share	$0.44	$0.44	$0.73	$0.88
Diluted earnings per share	0.44	0.44	0.72	0.88

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

3. Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss) - The components of comprehensive income (loss) and related tax effect for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Unrealized holding losses
on available-for-sale securities	$(13,769)	$(8,823)	$(14,379)	$(9,446)
Reclassification adjustments for
losses (gains) included in net income	---	(6)	4,388	(289)
Net unrealized losses	(13,769)	(8,829)	(9,991)	(9,735)
Tax effect	4,819	3,090	3,497	3,407

Net-of-tax amount	$(8,950)	$(5,739)	$(6,494)	$(6,328)

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows (in thousands):

	June 30, 2007	December 31, 2006
Net unrealized gain (loss) on available-for-sale securities	$(9,557)	$434
Tax effect	3,345	(152)
Net-of-tax amount	(6,212)	282

Unfunded pension liability	(3,213)	(3,213)
Tax effect	1,125	1,125
Net-of-tax amount	(2,088)	(2,088)

Accumulated other comprehensive loss	$(8,300)	$(1,806)

Recent Accounting Pronouncements– In May, 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not impact Community’s consolidated financial position or results of operations.

Reclassifications– Certain amounts reported in the prior year have been reclassified to conform with the 2006 presentation.  These reclassifications did not impact Community’s financial condition or results of operations.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

4. Pending Merger

On May 1, 2007, Community announced that it had signed a definitive agreement pursuant to which Community will combine with Susquehanna Bancshares, Inc. (“Susquehanna”), under Susquehanna’s charter. Under the terms of the agreement, Community shareholders will be entitled to elect to receive for each share of Community stock they own, either $34.00 in cash or 1.48 shares of Susquehanna common stock. Community shareholders may elect to receive cash for some shares and stock for others, but all shareholder elections will be subject to allocation procedures that will result in the exchange of 90 percent of Community’s common shares outstanding for shares of Susquehanna common stock and the remaining 10 percent of Community common shares outstanding for cash. At the time of the announcement, the value of the transaction was approximately $860 million. Following consummation, the joint franchise will include approximately 240 banking offices in the mid-Atlantic region. The merger is subject to regulatory approval and the separate approvals of the shareholders of both Community and Susquehanna.

5. Acquisitions

On April 1, 2007, Community and BUCS Financial Corp (“BUCS”), parent company of BUCS Federal Bank, completed a merger in which BUCS was merged into Community. Also on that date, BUCS Federal Bank was merged into CommunityBanks, Community’s banking subsidiary. BUCS was headquartered in Baltimore County, Maryland, with 4 banking offices in Baltimore and Howard counties, Maryland. The purchase price consisted of shares of Community common stock (65%) and cash (35%). Community issued approximately 550,000 shares with an aggregate value of approximately $13 million, based on Community’s share price of $23.87 at the merger date. Cash payments to electing BUCS shareholders totaled $7 million. BUCS had approximately $147 million in assets, $118 million in net loans, $9 million in investments, $123 million in deposits, $13 million in borrowings and $10 million of stockholders’ equity at the merger date.

Community and East Prospect State Bank (“East Prospect”) also completed a merger on April 1, 2007, in which East Prospect was merged into CommunityBanks. East Prospect was a single-branch bank located in York County, Pennsylvania. The purchase price consisted of shares of Community common stock (75%) and cash (25%). Community issued approximately 668,000 shares with an aggregate value of approximately $16 million, based on Community’s share price of $23.87 at the merger date. Cash payments to electing East Prospect shareholders totaled $5 million. East Prospect had approximately $58 million in assets, $13 million in net loans, $41 million in investments, $43 million in deposits, and $13 million of stockholders’ equity at the merger date.

The results of operations of Community include BUCS’ and East Prospect’s results from and after April 1, 2007. Disclosed below is certain pro forma information for 2007 as if BUCS and East Prospect had been acquired on January 1, 2007, and for 2006 as if BUCS and East Prospect had been acquired on January 1, 2006. These results combine historical results of BUCS and East Prospect into Community’s consolidated statement of income. While certain adjustments have been made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the mergers taken place on the indicated dates.

	2007	2006
(in thousands, except per share data)	Six Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30

Net interest income	$56,422	$28,572	$57,030
Other income	17,125	9,517	18,807
Net income	14,122	10,884	21,828
Diluted earnings per common share	$0.57	$0.43	$0.86

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

6.   Guarantees

Community does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by Community to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that which is involved in extending loan facilities to customers.  Community generally holds collateral and/or personal guarantees supporting these commitments.  Community had issued       $87.5 million and $84.2 million of standby letters of credit as of June 30, 2007 and December 31, 2006, respectively.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit.   The current amount of the liability as of June 30, 2007 and December 31, 2006, for guarantees under standby letters of credit issued is not material.

7.   Long-Term Debt

(in thousands)	June 30, 2007	December 31, 2006
Outstanding advances from the FHLB of Pittsburgh mature from 2007 to 2017.  The advances are collateralized by FHLB stock, certain first mortgage loans and both agency and mortgage-backed securities.  The advance rates range from 2.70% to 6.35%, with a weighted average interest rate of 4.62%.  Advances totaling $343 million are convertible advances.  Convertible advances with an initial fixed-rate period are convertible to variable rate at the option of the FHLB.  Convertible advances with an initial variable-rate period at LIBOR-100 basis points are convertible to fixed-rate or to a variable rate tied to a spread over LIBOR. Under the terms of the arrangements, if the FHLB opts to convert advances to variable rate, Community has the ability to prepay the advances at no penalty.  At the current time no advances have been converted, and remain at the initial period rate.
	$455,104	$315,079

Maturities on long-term debt at June 30, 2007, are as follows for twelve month periods ending as indicated (in thousands):

June 30, 2008	$40,615
June 30, 2009	70,565
June 30, 2010	5,091
June 30, 2011	25,092
June 30, 2012	5,087
Thereafter	308,654
$455,104

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

8. Stock-Based Plans

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

At June 30, 2007, there was $2.6 million of unrecognized compensation cost related to all share-based payments. This cost is expected to be recognized over a weighted-average period of 3.8 years.

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

On April 1, 2007, Community completed its acquisitions of both BUCS Financial Corp (BUCS) and East Prospect State Bank (East Prospect).  At the date of the mergers, Community acquired the four branches of BUCS, which are located in central Maryland, and the single branch of East Prospect, which is located in York County, Pennsylvania.   Under the terms of the separate merger agreements with the acquired companies, Community issued cash and stock with an aggregated value of $42 million in exchange for all of the outstanding shares of BUCS and East Prospect.  Community added a total of $210 million in assets, $131 million in loans and $166 million in deposits as a result of the two mergers.  The acquired assets, loans and deposits represented 6%, 5%, and 7%, respectively, of Community’s balances immediately prior to the mergers.

On May 1, 2007, Community announced the signing of a definitive merger agreement with Susquehanna Bancshares, Inc. ("Susquehanna") pursuant to which Community will be merged with Susquehanna in a stock and cash transaction that was valued at approximately $860 million. Under the terms of the merger agreement, shareholders of Community will be entitled to elect to receive for each share of Community common stock they own, either $34.00 in cash or 1.48 shares of Susquehanna common stock, with no more than 10% of the consideration to be paid in cash. The transaction will consolidate the companies' presence in southeastern Pennsylvania and the Mid-Atlantic region, particularly in the attractive York and Lancaster markets. The combined company will have over $12 billion in assets and approximately $2 billion in market capitalization, making it the 45th largest bank holding company in the United States.

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

Critical Accounting Policies

The identification of those accounting policies which are deemed to be critical to the application of GAAP on reported results of Community is an important facet of this presentation. Management has identified the applicable promulgations of GAAP that have particular relevance in connection with reported results for the quarter ended June 30, 2007:

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

At the end of the first quarter of 2007, Community reported an “other than temporary impairment” of $4.4 million in connection with $140 million of investment securities that were subsequently sold in April of 2007 as part of Community’s portfolio restructuring plan.  The “other than temporary impairment” loss that had been recorded as of March 31, 2007 has been reclassified in these financial statements as a loss on the sale of investment securities pursuant to the realization of actual losses from the second quarter sale.

GAAP versus Non-GAAP

Since 2001, all business combinations must be accounted for under the “purchase accounting” method. Prior to that time, most business combinations in the banking industry had been accounted for under the previously permissible “pooling of interests” method.  Like most other financial institutions that have made acquisitions since the mandate of purchase accounting, Community is now providing certain non-GAAP information to assist investors in their understanding of the effect of acquisition activity on reported results. Many of these disclosures have been designed to overcome comparability issues related to the influence of intangibles (principally goodwill) created in business combinations. Such information is not presented as a substitute for traditional GAAP measurements, but is provided as a supplemental enhancement to improve comparability and investor understanding. Community has augmented its traditional GAAP presentation by providing an extensive reconciliation of relevant GAAP and non-GAAP measures to enhance its disclosures of comparative financial performance.

SUMMARY OF FINANCIAL AND OPERATING RESULTS
Overview

Community reported operating results for the second quarter of 2007, including net income of $10.9 million and earnings per share of $0.44. Operating results in the second quarter included, for the first time, results from the acquisitions of BUCS Financial Corp and East Prospect State Bank, both of which were acquired on April 1, 2007.  Performance in the second quarter of 2007 was virtually the same as that recorded in the year-ago quarter when net income was $10.5 million and earnings per share reached $0.44.

Operating results for the first half of 2007, which excluded the activities of BUCS and East Prospect for the first three months of 2007, reflected net income of $17.5 million and earnings per share of $0.72.  These results reflected a 17% decline in net income and 18% decline in earnings per share between the two periods.  The performance in the first half of 2007 was significantly affected by an after-tax loss of $2.9 million from an “other than temporary impairment” loss that was recorded in the first quarter.  Those securities were then sold in early April, 2007. That sale was followed by the reinvestment of sales proceeds, which is expected to increase annualized net interest income in future periods.  See Note 2 to the consolidated financial statements for a more detailed discussion.

Excluding the impact of the first quarter $2.9 million after-tax impairment loss, net income and earnings per share for the first half of 2007 were $20.4 million and $0.84 respectively.  These results were 3% (net income) and 5% (earnings per share) below those reported in the first half of 2006. Core banking industry profit growth has been constrained by the effects of the prevailing interest rate environment. That environment has been distinguished by the “flat” or “inverted” yield curve conditions that have been in place throughout much of 2006 and into early 2007.  This yield curve trend has hindered top line revenue growth by narrowing the historical spread between income received from earning assets and the interest paid on deposits and other borrowings. Near the end of the second quarter of 2007, interest rate trends began to exhibit signs of a return to a normally-sloped yield curve. While these more recent trends may be a precursor of an improving interest rate climate, more substantial growth in net interest income continues to be problematic in the near term.

Quarterly growth in assets, loans and deposits reflected increases in a range of 11% to 12% from the year ago period.  Nearly one-half of the reported increases were attributable to the additional assets, loans and deposits acquired as a result of the April 1, 2007 mergers of BUCS and East Prospect.  Net interest margin, a critical determinant of revenue growth for financial institutions, declined from 3.94% to 3.72% between the two quarters ended June 30.  Fortunately, the second quarter 2007 margin was comparable to that reported for the first quarter of 2007 and provided a signal that margin deterioration trends, which began in 2006, have begun to stabilize.

Comparisons of quarterly performance in net interest margin, including its component elements of earning asset yields and funding costs, provide an illustration of the near term pressures on net interest income improvement. Period-to-period comparisons of funding costs reflected the impact of increasing consumer preference for shorter duration time deposits.  The increased concentration of higher cost time deposits, combined with only slight improvement in asset yields, resulted in a decline in net interest margin performance from 2006. The lack of improvement in asset yields since the middle of 2006 was attributed to the curtailment of increases in the benchmark interest rates that normally influence asset pricing.

During the first half of 2007, Community recorded a provision for loan losses of $2.0 million, which reflected an increase over the $1.1 million recorded in the first six months of 2006.  The provision of $2.0 million was consistent with the year-to-date net charge-offs totaling $1.9 million for the first half of 2007.  The relationship of the allowance for loan losses to loans was at .97% at June 30, 2007.  Non-accrual loans have increased to $19.0 million while the coverage of non-accruals provided by the allowance was 131% compared to 188% at the end of 2006.

Excluding investment security losses, non-interest income in the second quarter grew 32% over the same period of 2006 while first half results reflected an actual increase of 25% over 2006.  Each of these increases was influenced by the April 1, 2007, mergers of BUCS and East Prospect and by the acquisition of an additional insurance agency in May, 2006, and a trust business in September, 2006. Results in the first half of 2006 were substantially unaffected by fees from these acquired businesses due to the timing of the acquisitions. Core improvement in non-interest income, exclusive of securities transactions and revenues from acquired businesses, still reflected meaningful increases of 18% in the second quarter and 14% for the first half of 2007.  Community continues its efforts to grow non-interest revenue sources to offset the impact of the compression in net interest margin and net interest income.

As with non-interest income, non-interest expenses increased in the second quarter and first half of 2007 as a result of the April 1, 2007, bank mergers and the 2006 acquisitions of the insurance agency and trust business.   On a quarterly basis, expenses grew 18% while half-year comparisons yielded a 13% increase.  Excluding the impact of acquisitions, however, quarterly and first half increases reflected more modest growth trends of 7% and 6%, respectively.  The efficiency ratio, which excludes the effect of securities gains and losses, provides a relative comparison of the level of expenses to revenues. This ratio declined to 58.2% for the first six months of 2007, well within Community’s desired operating range.  Community continues to proactively manage its cost structure to ensure that expenses are appropriately aligned with its revenue stream.

Important traditional measures of relative financial performance include return on average assets (ROA) and return on average equity (ROE), which were 1.15% and 8.41%, respectively, during the second quarter of 2007.  Comparable measures in the second quarter of 2006 were 1.24% and 8.95%.

BALANCE SHEET

Three Months Ended June 30:

The average balance sheets for the three months ended June 30, 2007 and 2006 were as follows (in thousands):

	June30,		Change
	2007	2006	Volume	%
Cash and due from banks	$60,873	$59,461	$1,412	2%
Federal funds sold and interest-bearing deposits	79,230	53,872	25,358	47%
Investments (including trading assets)	671,210	577,581	93,629	16%
Loans	2,574,074	2,312,900	261,174	11%
Allowance for loan losses	25,985	23,882	2,103	9%
Net loans	2,548,089	2,289,018	259,071	11%
Goodwill and identifiable intangible assets	278,950	259,003	19,947	8%
Other assets	167,442	152,973	14,469	9%

Total assets	$3,805,794	$3,391,908	$413,886	12%

Noninterest-bearing deposits	$363,298	$350,574	$12,724	4%
Interest-bearing deposits	2,296,813	2,030,567	266,246	13%
Short-term borrowings	65,019	57,903	7,116	12%
Long-term debt	456,769	405,705	51,064	13%
Subordinated debt	75,260	51,548	23,712	46%
Other liabilities	26,226	24,916	1,310	5%

Total liabilities	3,283,385	2,921,213	362,172	12%

Stockholders’ equity	522,409	470,695	51,714	11%

Total liabilities and stockholders’ equity	$3,805,794	$3,391,908	$413,886	12%

Changes in Community’s balance sheet from the second quarter of 2006 to the second quarter of 2007 were dramatically affected by the additional loans, assets and deposits acquired as a result of the mergers of BUCS and East Prospect on April 1, 2007. As previously noted, the acquired loans, assets and deposits provided approximately one-half of the increases noted in the above table.  The increase in goodwill and other intangible assets is principally attributable to these two mergers. Under purchase accounting, results for the three months ended June 30, 2006 were not restated for historical BUCS and East Prospect activity.

Core economic trends continue to influence financial institution performance on both a national and regional level.  The most pervasive economic trends suggest a higher likelihood for softening of economic activity that, in turn, is moderating both the growth and profitability of financial institutions.  These trends include a measurable reduction in level of new home construction and home sales, higher energy prices, and elevated credit concerns. Local economic conditions within Community’s trading area have remained steady, but are not immune to the more pervasive conditions existing throughout the national economy.

While conditions on a national level suggest a higher likelihood of an economic slowdown, the actual changes in assets from the year ago period remain encouraging. The major category of earning assets, and the most important driver of overall interest income performance, is loan growth.  Loan growth, while not robust, did reflect 11% increase from the year ago period.  Overall earning assets also grew 13%. Approximately one-half of this growth was attributed to the assets added in the April 1 mergers.

The following table provides a summary of the changes in the various categories of loans (in thousands):

			Change
(in thousands)	June 30, 2007	June 30, 2006	Amount	Annualized %
Commercial	$972,907	$827,586	$145,321	18%
Commercial real estate	800,711	817,099	(16,388)	(2)%
Residential real estate	177,820,	150,653	27,167	18%
Consumer	622,636	517,562	105,074	20%
Total	$2,574,074	$2,312,900	$261,174	11%

Excluding the influence of the mergers, growth in quarterly loan balance comparisons was fueled primarily by commercial loan growth, which continues to exhibit normal seasonal influences.  While commercial loan growth was strong, activity in commercial real estate lending was more subdued.  Given the perceived softness in the housing industry, a number of commercial borrowers have been reducing their credit facilities and scaling back on development activities until economic conditions exhibit tangible signs of sustainable improvement.

Deposit balances remain the primary source of core funding and Community recognized growth of 12% between the second quarter of 2007 and the same period of 2006, as follows:

			Change
(in thousands)	June 30, 2007	June 30, 2006	Amount	Annualized %
Demand	$363,298	$350,574	$12,724	4%
Savings & NOW accounts	942,150	820,265	121,885	15%
Time	1,030,564	981,371	49,193	5%
Time $100,000 or more	324,099	228,931	95,168	42%
	$2,660,111	$2,381,141	$278,970	12%

Increases in deposit balances were influenced significantly by the mix of deposits from the acquired banks, most notably the increase in savings and NOW balances, which grew 15%.  Rate offerings on time deposits increased throughout 2006, resulting in an overall increase in both time deposits and time deposits with balances in excess of $100,000.  The interest rate offerings on short term time deposits were influenced by the steady increase in the benchmark Federal Funds rates that commenced in  the first six months of 2006.    Throughout 2006, the increased rate offerings on short term time deposits, particularly those offerings with maturities of less than one year, provided sufficient incentive for depositors to commit excess liquidity into higher-yielding, short-term time deposit products.   The rates offered on short term time deposits provided both the desired level of liquidity and more competitive pricing for consumers. While interest rate offerings did not increase substantially since mid-year 2006, customers seemed to have reached an inflection point for moving deposits into higher yielding time categories.   While demand deposit balances reflected modest growth of 4% from the year ago period, the levels of demand deposit balances since the middle of 2006 through June 30, 2007 have remained constant.

Community also reflected increases in both wholesale borrowing categories and investment balances.  The increases are reflective of ongoing efforts to enhance net interest income growth and asset / liability management during periods characterized by moderate loan growth and subdued economic activity. Increases in wholesale borrowings included an additional $20 million issuance of subordinated debentures that was utilized, in part, to facilitate the cash component of the April 1, 2007, bank mergers.

Six Months Ended June 30:

The average balance sheets for the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	June30,		Change
	2007	2006	Volume	%
Cash and due from banks	$58,222	$59,357	$(1,135)	(2)%
Federal funds sold and interest-bearing deposits	45,155	44,431	724	2%
Investments (including trading assets)	676,869	595,635	81,234	14%
Loans	2,489,770	2,301,503	188,267	8%
Allowance for loan losses	25,008	23,529	1,479	6%
Net loans	2,464,762	2,277,974	186,788	8%
Goodwill and identifiable intangible assets	269,071	258,847	10,224	4%
Other assets	161,635	151,339	10,296	7%

Total assets	$3,675,714	$3,387,583	$288,131	9%

Noninterest-bearing deposits	$352,003	$362,042	$(10,039)	(3)%
Interest-bearing deposits	2,209,670	1,979,696	229,974	12%
Short-term borrowings	94,836	63,184	31,652	50%
Long-term debt	424,164	436,188	(12,024)	(3)%
Subordinated debt	66,090	48,130	17,960	37%
Other liabilities	24,184	23,763	421	2%

Total liabilities	3,170,947	2,913,003	257,944	9%

Stockholders’ equity	504,767	474,580	30,187	6%

Total liabilities and stockholders’ equity	$3,675,714	$3,387,583	$288,131	9%

Balance sheet trends for the first six months of 2007 compared to the same period of 2006 reflected many of the same trends noted for the quarterly comparisons.  The influence from the April 1, 2007, acquisitions on reported growth trends is more diluted in the half-year comparisons.  Approximately 25% of the growth shown in the above table can be attributed to the additional growth facilitated by the acquisitions of BUCS and East Prospect.

RESULTS OF OPERATIONS

Net Interest Income - Three Months Ended June 30:

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

The following table compares net interest income, net interest margin, and interest spread components between the second quarters of 2006 and 2007.

	Net Interest Margin – Quarter to Date

(dollars in thousands)	June 30, 2007			June 30, 2006
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/Paid
Federal funds sold and interest- bearing deposits in banks	$79,230	$1,042	5.28%	$53,872	$643	4.79%
Investment securities	671,210	10,438	6.24%	577,581	8,622	5.99%
Loans - commercial	972,907	18,967	7.82%	827,586	16,016	7.76%
- commercial real estate	800,711	14,499	7.26%	817,099	14,326	7.03%
- residential real estate	177,820	2,786	6.28%	150,653	2,272	6.05%
- consumer	622,636	11,205	7.22%	517,562	8,969	6.95%
Total earning assets	$3,324,514	$58,937	7.11%	$2,944,353	$50,848	6.93%

Deposits - savings and NOW accounts	$942,150	5,651	2.41%	$820,265	$3,893	1.90%
- time	1,354,663	15,068	4.46%	1,210,302	11,891	3.94%
Short-term borrowings	65,019	757	4.67%	57,903	645	4.47%
Long-term debt	456,769	5,301	4.65%	405,705	4,564	4.51%
Subordinated debt	75,260	1,347	7.18%	51,548	938	7.30%
Total interest-bearing liabilities	$2,893,861	$28,124	3.90%	$2,545,723	$21,931	3.46%

Interest income to earning assets			7.11%			6.93%
Interest expense to paying liabilities			3.90%			3.46%

Interest spread			3.21%			3.47%
Impact of non-interest funds			0.51%			0.47%
Net interest margin		$30,813	3.72%		$28,917	3.94%

Changes in net interest income, net interest margin, and interest spread between the two periods were influenced by the same trends experienced between the first half and second half of 2006.  These trends, which are apparent from the above comparisons, can be evaluated as follows:

o
The existence of a generally higher level of short-term interest rates since mid-year 2006 and the prolonged presence of an “inverted” or “flat" yield curve throughout most of 2006 and into the first half of 2007. Interest rate trends contributed to an 18 basis point increase in earning asset yields between the two quarters shown, but were more than offset by a more substantial 44 basis point increase in the cost of interest-bearing liabilities. Consequently, interest spread declined by 26 basis points while net interest margin declined by 22 basis points in the above quarterly comparison.

o	A less robust pace of loan growth since mid-year 2006.

o	Some favorable influence from enhanced investment yields and higher portfolio balances in the second quarter of 2007.

o	A steady increase in short-term interest rate offerings on time deposits that commenced in the first half of 2006, which contributed to the increase in the cost of funds through mid-year 2007.

o	Ongoing competitive pressure to sustain higher short-term time deposit pricing to maintain and increase funding balances necessary to meet the current level of earning asset growth.

o	Consumer preferences for higher-cost rate offerings on time deposits.

o	The Federal Open Market Committee’s suspension of further tightening of the benchmark Federal Funds rate since June 30, 2006.

o
The pause in the re-pricing of rate sensitive assets since mid-year 2006, while time deposits continued to price upward. The pause was influenced by the suspension of increases in the benchmark rate indices that are the primary influence on the pricing of those assets. At the same time, older, lower-cost time deposits continued to re-price at higher levels upon their maturity.

Second quarter comparisons of net interest spread and net interest margin between 2006 and 2007 resulted in declines in both net interest spread, from 3.47% to 3.21%, and in net interest margin, from 3.94% to 3.72%.

Net Interest Income - Six Months Ended June 30:

The following table compares net interest income, net interest margin, and interest spread components between the first half of 2007 and 2006.

	Net Interest Margin – Year to Date

(dollars in thousands)	June 30, 2007			June 30, 2006
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/Paid
Federal funds sold and interest- bearing deposits in banks	$45,155	$1,177	5.26%	$44,431	$1,036	4.70%
Investment securities	676,869	20,647	6.15%	595,635	17,523	5.93%
Loans - commercial	933,845	36,759	7.94%	817,901	31,161	7.68%
- commercial real estate	805,799	28,673	7.18%	808,350	27,931	6.97%
- residential real estate	164,696	5,183	6.35%	151,960	4,569	6.06%
- consumer	585,430	20,990	7.23%	523,292	17,495	6.74%
Total earning assets	$3,211,794	$113,429	7.12%	$2,941,569	$99,715	6.84%

Deposits - savings and NOW accounts	$900,540	$10,486	2.35%	$823,485	$7,394	1.81%
- time	1,309,130	29,119	4.49%	1,156,211	21,811	3.80%
Short-term borrowings	94,836	2,321	4.94%	63,184	1,341	4.28%
Long-term debt	424,164	9,801	4.66%	436,188	9,675	4.47%
Subordinated debt	66,090	2,369	7.23%	48,130	1,735	7.27%
Total interest-bearing liabilities	$2,794,760	$54,096	3.90%	$2,527,198	$41,956	3.35%

Interest income to earning assets			7.12%			6.84%
Interest expense to paying liabilities			3.90%			3.35%

Interest spread			3.22%			3.49%
Impact of non-interest funds			0.51%			0.47%
Net interest margin		$59,533	3.73%		$57,759	3.96%

Many of the quarter-to-quarter trends itemized above were also the primary catalysts for similar declines in the half-year comparisons of net interest margin. Community had experienced sequential compression in net interest margin throughout each of the four quarters of 2006.  Compression during 2006 was illustrated by the decline in net interest margin from 3.98% in the first quarter to 3.71% in the fourth quarter.  That decline was characterized by continuous re-pricing of funding sources and a constrained ability to proportionately increase the pricing of rate-sensitive assets.  Community has not experienced sequential quarterly compression since the beginning of 2007, as net interest margin has remained relatively constant during the first half of 2007.

Provision for Loan Losses

During the first half of 2007, Community recorded a provision for loan losses of $2.0 million, approximately equal to the level of net charge-offs ($1.9 million) during that period.  The ratio of the allowance for loan losses declined slightly to 0.97% compared to 1.00% at the end of 2006.    During the second quarter of 2007, Community did experience a decline in the coverage of the allowance to non-accrual loans, from 155% at March 31, 2007 to 131% at June 30, 2007.  Total non-performing assets remained at a comparatively modest 0.85% of outstanding loans at the end of the second quarter.

Community experienced increases in the level of non-accrual loans, which grew from $12.5 million at December 31, 2006,to $19.0 million at June 30, 2007.  Nearly one-half of the increase related to two seasoned credits which have been monitored over the past year.  These loans are deemed to be adequately secured by underlying real estate collateral.  A portion of the remaining increase was related to the absorption of the merged banks into Community’s more stringent loan classification process.

Non-Interest Income - Three Months Ended June 30:

Non-interest income, excluding investment activity, increased 32%, to $11.2 million for the quarter ended June 30, 2007, versus $8.5 million in the year ago second quarter.  Absolute increases in non-interest sources of revenue were significantly influenced by the April 1, 2007, bank acquisitions and the acquisitions of the insurance and trust businesses in 2006.  Excluding the effect of theses acquisitions from 2007 performance resulted in a lower, yet substantial, increase of 18%.  This increase was favorably affected by fee initiatives which were implemented near the end of the first quarter of 2007.  Community has continuously encouraged customer use of internet-based account statements as an alternative to traditional statement processing and mailing.  Community customers now have the ability to receive statements via this more cost-effective alternative or incur a modest fee to continue the traditional service.  Community also continues to enhance features associated with its OverdraftHonor® program and the assessment of fees related thereto.   The following summarizes the various components of non-interest income, excluding investment securities gains and other than temporary impairment of investment securities, for the second quarter of both 2007 and 2006:

	Three Months Ended June 30,
(in thousands)	2007	2006	Increase (Decrease)
Investment management and trust services	$1,603	$1,088	$515
Service charges on deposit accounts	4,677	2,855	1,822
Other service charges, commissions and fees	2,257	1,903	354
Insurance premium income and commissions	1,063	1,117	(54)
Mortgage banking activities	694	580	114
Earnings on investment in life insurance	756	675	81
Trading activities loss	(34)	---	(34)
Other	232	319	(87)
Total non-interest income, excluding available- for-sale investment security gains (losses)	$11,248	$8,537	$2,711

Investment management and trust services income totaled $1.6 million, or more than a 47% increase from the $1.1 million reported in the second quarter of 2006. The major component of the increase relates to the third quarter 2006 acquisition of the south-central Pennsylvania-based trust business that added approximately $325,000 of quarterly revenues to Community’s existing trust business.   Investment management income also includes the commissions earned from retail investment sales of annuities and other investment products, which has become an increasingly important component of Community’s financial services product mix.

Service charges on deposit accounts grew to nearly $4.7 million in the second quarter of 2007, an increase of 64% from the year earlier total of $2.9 million.  Nearly a third of the increase was ascribed to the activity added from the April 1 bank mergers.  The most significant portion of this revenue is derived from the OverdraftHonor® program which continues to be made available to an expanding base of customers that meet the prescribed requirements for acceptance into this program.

The remainder of non-interest income, including other service charges and fees, insurance-related revenues, and earnings from life insurance-related investments reflected stable or slightly improved performance.  Income from mortgage banking activities continues to be sluggish, owing to reduced refinancing of mortgages and the general decline in housing industry activity for the past two years.

Non-Interest Income - Six Months Ended June 30:

The recognition of the $4.4 million loss associated with the restructuring of Community’s investment portfolio reduced first quarter net income by $2.9 million on an after tax basis.  The following summary includes the various components of non-interest income, excluding the impact of investment securities gains and losses, for the first half of both 2007 and 2006:

	Six Months Ended June 30,
(in thousands)	2007	2006	Increase (Decrease)
Investment management and trust services	$3,048	$2,101	$947
Service charges on deposit accounts	7,673	5,386	2,287
Other service charges, commissions and fees	4,285	3,603	682
Insurance premium income and commissions	2,239	2,045	194
Mortgage banking activities	1,242	1,048	194
Earnings on investment in life insurance	1,444	1,331	113
Trading activities loss	(34)	---	(34)
Other	823	1,124	(301)
Total non-interest income, excluding available- for-sale investment security gains (losses)	$20,720	$16,638	$4,082

Increases in non-interest income in the first half of 2007, like the quarterly comparisons, were influenced by both the acquisitions of the trust and insurance units in mid to late 2006 and by the April 1, 2007, bank mergers.   As with the quarterly comparisons, the most significant increase related to the implementation of fee-based strategies, including fees associated with statement processing and changes to Community’s OverdraftHonor® program.

Non-Interest Expenses - Three Months Ended June 30:

Aggregate non-interest expenses grew to $24.5 million, which represented an 18% increase from the first quarter of 2006, when aggregate expenses reached $20.7 million. More than 60% of the increase related to incremental expenses added as a result of the acquisitions.  Excluding these increases, the growth in expenses from core operating expenses was approximately 7%.  The following is a quarterly comparison of the expenses within the various components of operating expenses:

	Three Months Ended June 30,
(in thousands)	2007	2006	Increase
Salaries and employee benefits	$13,069	$11,251	$1,818
Net occupancy	3,980	3,386	594
Payment card processing expense	774	556	218
Marketing expense	552	265	287
Telecommunications expense	612	566	46
Amortization of intangibles	811	702	109
Other	4,693	3,972	721
Total non-interest expenses	$24,491	$20,698	$3,793

The efficiency ratio, which compares the relative levels of expenses to revenues, was 58.2% and remained constant with the first quarter 2007 ratio, despite the expenses added as a result of the acquisitions. The efficiency ratio remains within Community’s desired operating range for this important metric. Community continued its emphasis on ensuring that operating expenses are appropriately aligned with its revenue stream.  Ongoing challenges to the revenue stream, caused by “flat” or “inverted” yield curve and less robust loan and asset growth, have intensified management’s focus on expense saving opportunities.

Nearly 50% of the total increase in non-interest expenses was related to the increase in salary and benefits expenses.  The increase in salary and benefits was tied to personnel added as a result of the April 1, 2007, bank mergers and the addition of the additional trust and insurance units in 2006.  At June 30, 2007, Community had 1,019 full-time equivalent employees compared to 993 at December 31, 2006, and 944 at June 30, 2006.  Despite the impact of the acquisitions, increases in staffing have been mitigated by Community’s management of existing staffing levels via programs announced at the end of 2006.  At that time, Community announced its intention to accelerate expense-saving initiatives related to both a reduction in operating regions from nine to six, and to the introduction of its more expansive office rationalization process.  In connection with these efforts, Community identified salary and benefit savings, the majority of which were facilitated through early retirement, scheduled attrition, or selected staff reductions in the first quarter of 2007.

Occupancy expenses grew 18%, from $3.4 million in the second quarter of 2006 to $4.0 million in the same period of 2007.  The majority of the increase relates to the expenses added in the April 1, 2007, bank mergers.

Other categories of expense, including electronic payment processing, marketing, and telecommunications expenses, increased due to increased usage or increased volumes of activity, including incremental activity associated with the bank mergers.  Growth in the amortization of intangibles rose primarily due to the core deposit intangible that arose in the mergers of BUCS and East Prospect.

Non-Interest Expenses - Six Months Ended June 30:

Changes in the level of non-interest expenses for the first half of 2007 reflected an overall increase of 13%, which included the impact of the April 1, 2007, bank mergers.  Excluding the impact of these mergers and the trust and insurance unit additions in 2007, the increase in expenses was approximately 6%.  The following is a comparison of the expenses within the various components of operating expenses for the first half of 2007 and 2006

	Six Months Ended June 30,
(in thousands)	2007	2006	Increase
Salaries and employee benefits	$25,078	$22,669	$2,409
Net occupancy	7,774	6,898	876
Payment card processing expense	1,387	839	548
Marketing expense	1,057	840	217
Telecommunications expense	1,137	1,117	20
Amortization of intangibles	1,472	1,356	116
Other	8,727	7,512	1,215
Total non-interest expenses	$46,632	$41,231	$5,401

Income Taxes

The reported rate for the second quarter of 2007 was 25%, while the rate for the same period of 2006 was 26%.  The reported rate for the first half of 2007 was 22% and was slightly distorted as a result of the impact of the impairment loss on investment securities on pre-tax income in the first quarter.

CAPITAL

Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions.  Regulatory capital guidelines are based on a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk.  The following table provides the risk-based capital positions of Community and its banking subsidiary, CommunityBanks, at June 30, 2007, along with a comparison to the various current regulatory capital requirements:

	June 30, 2007	Regulatory Minimum	“Well Capitalized”
Leverage ratio
Community Banks, Inc.	9.03%	4%	5%
CommunityBanks	8.71%	4%	5%

Tier 1 capital ratio
Community Banks, Inc.	11.21%	4%	6%
CommunityBanks	10.80%	4%	6%

Total risk-based capital ratio
Community Banks, Inc.	12.09%	8%	10%
CommunityBanks	11.68%	8%	10%

In early March of 2007, Community executed an issuance of $20 million of fixed-rate subordinated debentures that met the regulatory requirements and associated restrictions for qualification as “Tier 1 capital” and were classified as subordinated debt on the consolidated balance sheet.    The majority of the proceeds of the most recent issuance were utilized to facilitate the cash consideration in the acquisitions of BUCS Financial Corp and East Prospect State Bank on April 1, 2007. At June 30, 2007, Community had $73 million of subordinated debt that qualified as “Tier 1 capital.”

Earnings in the first half of 2007 supported a return of capital to shareholders in the form of a cash dividend of $0.42 per share.

CONTRACTUAL OBLIGATIONS

Significant contractual obligations at June 30, 2007, are summarized as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$455,104	$40,615	$75,656	$30,179	$308,654
Operating lease obligations	39,003	2,153	4,260	4,018	28,572
Subordinated debt	75,260	---	---	---	75,260
Time deposits	1,331,978	928,488	355,625	45,105	2,760

Total	$1,901,345	$971,256	$435,541	$79,302	$415,246

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table 1: Reconciliation of GAAP to Non-GAAP Measures:(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income statement data:

Net income
Net income	$10,950	$10,504	$17,537	$21,073
Amortization of core deposit and other intangible assets (1)	528	456	956	881
Net operating (tangible) income	$11,478	$10,960	$18,493	$21,954

Balance sheet data:

Average assets
Average assets	$3,805,794	$3,391,908	$3,675,714	$3,387,583
Goodwill	(263,694)	(245,749)	(255,095)	(245,265)
Core deposit and other intangible assets	(15,256)	(13,254)	(13,976)	(13,582)
Average tangible assets	$3,526,844	$3,132,905	$3,406,643	$3,128,736

Operating return on average tangible assets	1.31%	1.40%	1.09%	1.42%

Average equity
Average equity	$522,409	$470,695	$504,767	$474,580
Goodwill	(263,694)	(245,749)	(255,095)	(245,265)
Core deposit and other intangible assets	(15,256)	(13,254)	(13,976)	(13,582)
Deferred taxes	2,468	1,836	2,009	1,785
Average tangible equity	$245,927	$213,528	$237,705	$217,518

Operating return on average tangible equity	18.72%	20.59%	15.69%	20.35%

At end of quarter:
Total assets
Total assets	$3,750,844	$3,385,599	$3,750,844	$3,385,599
Goodwill	(265,129)	(245,056)	(265,129)	(245,056)
Core deposit and other intangible assets	(14,834)	(13,550)	(14,834)	(13,550)
Total tangible assets	$3,470,881	$3,126,993	$3,470,881	$3,126,993

Total equity
Total equity	$517,193	$465,760	$517,193	$465,760
Goodwill	(265,129)	(245,056)	(265,129)	(245,056)
Core deposit and other intangible assets	(14,834)	(13,550)	(14,834)	(13,550)
Deferred taxes	2,403	1,800	2,403	1,800
Total tangible equity	$239,633	$208,954	$239,633	$208,954

Tangible book value at end of period	$9.66	$8.91	$9.66	$8.91

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

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at June 30, 2007.

Interest Rate Sensitivity
(in thousands)	1-90 days	90-180 days	180-365 days	1 year or more	Total

Assets
Interest-bearing deposits in other banks	$4,438	---	---	---	$4,438
Investment securities (including trading assets)	67,409	16,254	29,940	564,249	677,852
Loans(1)	765,108	110,835	224,823	1,466,872	2,567,638
Earning assets	836,955	127,089	254,763	2,031,121	3,249,928
Non-earning assets	720	720	1,425	498,051	500,916
Total assets	$837,675	$127,809	$256,188	$2,529,172	$3,750,844
Liabilities
Savings	$234,632	$38,531	$77,051	$546,348	$896,562
Time	247,518	95,437	349,098	317,955	1,010,008
Time in denominations of $100,000 or more	101,136	37,887	97,650	85,297	321,970
Short-term borrowings	72,724	---	---	---	72,724
Long-term debt	141,837	11,581	12,117	289,569	455,104
Subordinated debt	23,196	---	3,093	48,971	75,260
Interest bearing liabilities	821,043	183,436	539,009	1,288,140	2,831,628
Other liabilities and equity	11,389	11,389	22,777	873,661	919,216
Total liabilities and equity	$832,432	$194,825	$561,786	$2,161,801	$3,750,844

 (1)  Includes non-accrual loans.

Interest Sensitivity GAP
(in thousands)	1-90 days	90-180 days	180-365 days

Periodic	$5,243	$(67,016)	$(305,598)
Cumulative		(61,773)	(367,371)
Cumulative GAP as a percentage of total assets	0.1%	(1.6)%	(9.8)%

The GAP between interest-earning assets and interest-bearing liabilities maturing or re-pricing within one year was liability sensitive at December 31, 2006 and at June 30, 2007, moving slightly from (9.2)% to (9.8)%.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4.  Controls and Procedures

Under the supervision and with the participation of Community’s management, including its Chief Executive Officer and Chief Financial Officer, Community has evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Community’s disclosure controls and procedures are adequate and effective to ensure that material information relating to Community and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared.   There have not been any changes in Community’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Community’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes from risk factors as previously disclosed in Community’s Form 10-K (Item 1A, of Part I) for the year ended December 31, 2006, (filed with the Commission on March 16, 2007). In addition to the risk factors disclosed in Community’s Form 10-K, Community’s shareholders should consider the following additional risk factor:

During the executory period of the pending merger with Susquehanna Bancshares, Inc., employees may not be as focused on Community’s business as they have been in the past.

On May 1, 2007, Community announced the signing of a definitive merger agreement with Susquehanna Bancshares, Inc. with a targeted consummation date of November 16, 2007.  Since this announcement, Community’s employees have remained focused on reaching Community’s financial goals during the period prior to consummation of the merger.  There can be no assurance that such focus will continue or that key employees will remain with Community through consummation of the merger.  A loss of employee focus and/or key employees could adversely affect Community’s results of operations and/or Community’s relationships with major customers.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Community did not sell any unregistered equity securities during the second quarter of 2007.

In October, 2005, the Board of Directors approved a Stock Repurchase Program under which Community could repurchase up to 787,500 shares of outstanding stock.  During the second quarter of 2007, no shares were repurchased as part of the repurchase program.  As of June 30, 2007, 41,600 shares may be purchased pursuant to this program.

In July 2003, Community registered 50,000 shares of its common stock for purchase by employees pursuant to the 401(k) savings plan and the Board of Directors authorized the repurchase of shares of Community common stock to fund the plan.  No timetable was set for these repurchases.  The table below includes shares repurchased in order to fund the 401(k) plan.

During the second quarter of 2007, no plan or program expired and Community did not determine to terminate any repurchase program.
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Capacity to Purchase More Shares Under Repurchase Program

4/1/07 - 4/30/07	515	$24.20	515	41,600
5/1/07 - 5/31/07	509	31.84	509	41,600
6/1/07 - 6/30/07	319	33.60	319	41,600

PART II – Other Information (continued)

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Community Banks, Inc., was held on May 8, 2007, for the purpose of considering and voting upon the following matter:

o	To elect four (4) Class D directors to serve until the 2011 annual meeting of shareholders

Each director received affirmative votes representing at least 94.7% of the shares voted at the meeting.  The directors were elected as follows:
Name	For	Withhold Authority
Scott J. Newkam	17,343,480	923,572
Robert W. Rissinger	17,373,151	893,901
Christine Sears	17,313,584	953,468
Dale M. Weaver	17,386,415	880,637

The terms of the following directors continued after the annual meeting:  Ronald E. Boyer, Peter DeSoto, James A. Ulsh, Robert K. Weaver, Sandra J. Bricker, Eddie L. Dunklebarger, Melvin Pankuch, Aaron S. Kurtz, Allen Shaffer, and Glenn H. Weaver.

There were no other matters submitted at the meeting.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits

2.1
Agreement and Plan of Merger between Susquehanna Bancshares, Inc. and Community Banks, Inc., dated as of April 30, 2007. (Incorporated by reference to Exhibit 2.1, attached to Community’s Current Report on Form 8-K filed with the Commission on May 1, 2007)

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

10.1
  Amendment to Survivor Income Agreement and Split Dollar Addendum to Survivor Income Agreement between Community Banks, Inc., and Donald F. Holt. (Incorporated by reference to Exhibit 10.1, attached to Community’s Current Report on Form 8-K filed with the Commission on May 4, 2007)*

10.2
  Amendment to Survivor Income Agreement and Split Dollar Addendum to Survivor Income Agreement between CommunityBanks and Robert W. Lawley. (Incorporated by reference to Exhibit 10.2, attached to Community’s Current Report on Form 8-K filed with the Commission on May 4, 2007)*

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

COMMUNITY BANKS, INC.
(Registrant)

Date	August 8, 2007	/s/	Eddie L. Dunklebarger
Eddie L. Dunklebarger
Chairman and President
(Chief Executive Officer)

Date	August 8, 2007	/s/	Donald F. Holt
Donald F. Holt
Executive Vice President
(Chief Financial Officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger between Susquehanna Bancshares, Inc. and Community Banks, Inc., dated as of April 30, 2007. (Incorporated by reference to Exhibit 2.1, attached to Community’s Current Report on Form 8-K filed with the Commission on May 1, 2007)

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

10.1
  Amendment to Survivor Income Agreement and Split Dollar Addendum to Survivor Income Agreement between Community Banks, Inc., and Donald F. Holt. (Incorporated by reference to Exhibit 10.1, attached to Community’s Current Report on Form 8-K filed with the Commission on May 4, 2007)*

10.2
  Amendment to Survivor Income Agreement and Split Dollar Addendum to Survivor Income Agreement between CommunityBanks and Robert W. Lawley. (Incorporated by reference to Exhibit 10.2, attached to Community’s Current Report on Form 8-K filed with the Commission on May 4, 2007)*

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)
* identifies a management contract or compensatory plan or arrangement