Form 10-Q
period 2007-09-30
COMMUNITY BANKS INC /PA/
filed 2007-11-09
CIK 714710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Number of shares of the registrant’s common stock, $5.00 par value, outstanding as of October 31, 2007:  24,828,266

COMMUNITY BANKS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Community Banks, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	September 30,	December 31,
	2007	2006
ASSETS

Cash and due from banks	$66,810	$73,608
Interest-bearing deposits in other banks	5,383	3,561
Trading assets	20,003	---
Investment securities, available for sale	639,962	636,066
Investment securities, held to maturity (fair value approximates $22,729 and $23,415)	23,100	23,070
Loans, net of allowance for loan losses of $25,580 and $23,626	2,584,164	2,347,263
Premises and equipment, net	50,097	46,335
Goodwill and other intangible assets	279,219	259,406
Accrued interest receivable and other assets	120,896	107,061
Total assets	$3,789,634	$3,496,370

LIABILITIES

Deposits
Non-interest bearing	$346,488	$368,329
Interest bearing	2,280,300	2,144,853
Total deposits	2,626,788	2,513,182
Short-term borrowings	124,288	108,927
Long-term debt (including $29,999 at fair value at September 30, 2007)	413,483	315,079
Subordinated debt	75,260	51,548
Accrued interest payable and other liabilities	23,340	21,473
Total liabilities	3,263,159	3,010,209

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; 500,000 shares
authorized; no shares issued and outstanding	---	---
Common stock, $5.00 par value; 50,000,000 shares
authorized; 25,686,000 and 24,478,000 shares issued	128,430	122,391
Surplus	396,654	373,142
Retained Earnings	28,635	17,609
Accumulated other comprehensive loss, net of tax	(4,692)	(1,806)
Treasury stock; 861,000 and 959,000 shares, at cost	(22,552)	(25,175)
Total stockholders’ equity	526,475	486,161
Total liabilities and stockholders’ equity	$3,789,634	$3,496,370

The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Loans, including fees	$47,265	$42,915	$137,581	$123,109
Investment securities:
Taxable	5,705	4,322	16,702	13,116
Tax exempt	2,747	2,205	8,040	6,778
Dividends	339	611	1,265	1,841
Trading account securities	266	---	498	---
Other	346	390	1,524	1,426
Total interest income	56,668	50,443	165,610	146,270

INTEREST EXPENSE:
Deposits	21,056	17,858	60,660	47,063
Short-term borrowings	918	739	3,240	2,080
Long-term debt	5,207	3,936	15,008	13,611
Subordinated debt	1,351	972	3,720	2,707
Total interest expense	28,532	23,505	82,628	65,461
Net interest income	28,136	26,938	82,982	80,809
Provision for loan losses	1,050	250	3,050	1,400
Net interest income after provision for loan losses	27,086	26,688	79,932	79,409

NON-INTEREST INCOME:
Investment management and trust services	1,211	968	4,259	3,069
Service charges on deposit accounts	4,278	3,037	11,951	8,423
Other service charges, commissions and fees	2,209	1,817	6,494	5,420
Insurance premium income and commissions	1,079	1,053	3,318	3,098
Mortgage banking activities	459	533	1,701	1,581
Earnings on investment in life insurance	755	679	2,199	2,010
Investment security gains (losses)	---	28	(4,388)	317
Trading activities gain	38	---	4	---
Other	345	725	1,168	1,849
Total non-interest income	10,374	8,840	26,706	25,767

NON-INTEREST EXPENSES:
Salaries and employee benefits	12,419	11,611	37,497	34,280
Net occupancy and equipment expense	3,917	3,452	11,691	10,350
Payment card processing expense	848	553	2,235	1,391
Marketing expense	350	354	1,407	1,194
Telecommunications expense	718	542	1,855	1,659
Merger expenses	754	---	754	---
Amortization of intangibles	750	659	2,222	2,015
Other	3,930	4,001	12,657	11,514
Total non-interest expenses	23,686	21,172	70,318	62,403

Income before income taxes	13,774	14,356	36,320	42,773
Income taxes	3,281	3,798	8,290	11,142
Net income	$10,493	$10,558	$28,030	$31,631

CONSOLIDATED PER SHARE DATA
Basic earnings per share	$0.42	$0.45	$1.15	$1.34
Diluted earnings per share	$0.42	$0.45	$1.14	$1.32
Dividends declared	$0.21	$0.20	$0.63	$0.59

The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007 and 2006
(Dollars in Thousands)

	Outstanding	Common		Retained	Accumulated Other Comprehensive	Treasury	Total
	Shares	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2006	22,915	$116,572	$347,827	$27,031	$(3,779)	$(10,978)	$476,673
Comprehensive income:
Net income				31,631			31,631
Unrealized gain on securities, net of reclassification adjustment and tax effect					1,109		1,109
Total comprehensive income							32,740
Cash dividends ($0.59 per share)				(13,973)			(13,973)
5% stock dividend	1,133	5,820	24,162	(29,982)			---
Purchases of treasury stock	(668)					(17,922)	(17,922)
Exercise of common stock options and issuances under stock purchase plan	98			(1,291)		2,636	1,345
Compensation and tax benefits from employee stock transactions			721				721

Balance, September 30, 2006	23,478	$122,392	$372,710	$13,416	$(2,670)	$(26,264)	$479,584

Balance, January 1, 2007	23,519	$122,391	$373,142	$17,609	$(1,806)	$(25,175)	$486,161
Comprehensive income:
Net income				28,030			28,030
Unrealized loss on securities, net of reclassification adjustment and tax effect					(2,886)		(2,886)
Total comprehensive income							25,144
Cash dividends ($0.63 per share)				(15,323)			(15,323)
Purchases of treasury stock	(12)					(299)	(299)
Exercise of common stock options and issuances under stock purchase plan	102	(41)		(1,681)		3,234	1,512
Compensation and tax benefits from employee stock transactions			610				610
Acquisition of BUCS Financial Corp	548	2,741	10,300				13,041
Acquisition of East Prospect State Bank	668	3,339	12,602			(312)	15,629

Balance, September 30, 2007	24,825	$128,430	$396,654	$28,635	$(4,692)	$(22,552)	$526,475

The accompanying notes are an integral part of the consolidated financial statements.

Community Banks, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
	Nine Months Ended
	September 30,
	2007	2006

Operating Activities:
Net income	$28,030	$31,631
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	3,050	1,400
Depreciation and amortization	5,950	5,475
Stock option expense	610	478
Net amortization (accretion) of securities	(587)	321
Realized (gains) losses on sales of available-for-sale securities, net	4,388	(317)
Loans originated for sale	(22,720)	(8,665)
Proceeds from sales of loans held for sale	21,695	6,444
Gains on loan sales	(975)	(599)
Earnings on investment in life insurance	(2,199)	(2,010)
Purchases of trading assets	(20,000)	---
Net change in fair value of trading assets and liabilities	(4)	---
Net change in other assets and other liabilities, net	(2,033)	10,904
Net cash provided by operating activities	15,205	45,062

Investing Activities:
Net change in interest-bearing deposits in other banks	279	(30,351)
Activity in available-for-sale securities:
Sales	225,149	64,914
Maturities, prepayments and calls	65,104	43,826
Purchases	(252,177)	(45,518)
Net increase in total loans	(111,199)	(110,409)
Proceeds from sales of loans	1,441	1,267
Additions to premises and equipment	(3,380)	(6,364)
Cash acquired in acquisitions	8,208	---
Cash paid for acquisitions	(13,797)	(2,440)
Net cash used in investing activities	(80,372)	(85,075)

Financing Activities:
Net increase (decrease) in deposits	(51,902)	189,152
Net change in short-term borrowings	5,360	(29,688)
Proceeds from issuance of long-term debt	175,619	75,620
Repayment of long-term debt	(56,598)	(148,765)
Cash dividends and cash paid in lieu of fractional shares	(15,323)	(13,973)
Purchases of treasury stock	(299)	(17,922)
Tax benefits from employee stock transactions	---	243
Proceeds from issuance of common stock	1,512	1,345
Net cash provided by financing activities	58,369	56,012

Net change in cash and cash equivalents	(6,798)	15,999

Cash and cash equivalents at beginning of period	73,608	76,820
Cash and cash equivalents at end of period	$66,810	$92,819

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

Operating results for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Fair Value Measurements (SFAS No. 157)

Assets and liabilities, at fair value, consist of the following at September 30, 2007 (in thousands):

Trading assets, consisting of Federal agency debt securities	$ 20,003

Federal Home Loan Bank (“FHLB”) advances (contractual principal; $30,000)	$ 29,999

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

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value Measurements (continued)

The following table summarizes the valuation of Community’s trading assets and liabilities that Community measures on a recurring basis, as well as available-for-sale securities that Community measures at fair value  on a recurring basis, by the above SFAS No. 157 pricing observability levels as of September  30, 2007, (in thousands):

Description	Level I	Level II	Total
Trading assets – Federal agency debt securities	$ ---	$20,003	$20,003
FHLB borrowings	$ ---	$29,999	$29,999
Available-for-sale securities	$ ---	$639,962	$639,962

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

Earnings per share for the three and nine months ended September 30 have been computed as follows   (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$10,493	$10,558	$28,030	$31,631

Weighted average shares outstanding (basic)	24,815	23,459	24,376	23,693
Effect of dilutive stock options	174	204	225	233

Weighted average shares outstanding (diluted)	24,989	23,663	24,601	23,926

Per share information:
Basic earnings per share	$0.42	$0.45	$1.15	$1.34
Diluted earnings per share	0.42	0.45	1.14	1.32

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss) - The components of comprehensive income (loss) and related tax effect for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Unrealized holding gains (losses)
on available-for-sale securities	$5,551	$11,470	$(8,828)	$2,023
Reclassification adjustments for
losses (gains) included in net income	---	(28)	4,388	(317)
Net unrealized gains (losses)	5,551	11,442	(4,440)	1,706
Tax effect	(1,943)	(4,005)	1,554	(597)

Net-of-tax amount	$3,608	$7,437	$(2,886)	$1,109

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows (in thousands):

	September 30, 2007	December 31, 2006
Net unrealized gain (loss) on available-for-sale securities	$(4,006)	$434
Tax effect	1,402	(152)
Net-of-tax amount	(2,604)	282

Unfunded pension liability	(3,213)	(3,213)
Tax effect	1,125	1,125
Net-of-tax amount	(2,088)	(2,088)

Accumulated other comprehensive loss	$(4,692)	$(1,806)

Reclassifications– Certain amounts reported in the prior year have been reclassified to conform with the 2007 presentation.  These reclassifications did not impact Community’s financial condition or results of operations.

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Pending Merger

On May 1, 2007, Community announced that it had signed a definitive agreement pursuant to which Community will combine with Susquehanna Bancshares, Inc. (“Susquehanna”), under Susquehanna’s charter. Under the terms of the agreement, Community shareholders will be entitled to elect to receive for each share of Community stock they own, either $34.00 in cash or 1.48 shares of Susquehanna common stock. Community shareholders may elect to receive cash for some shares and stock for others, but all shareholder elections will be subject to allocation procedures that will result in the exchange of 90 percent of Community’s common shares outstanding for shares of Susquehanna common stock and the remaining 10 percent of Community common shares outstanding for cash. At the time of the announcement, the value of the transaction was approximately $860 million. Following consummation, the joint franchise will include approximately 240 banking offices in the mid-Atlantic region. The merger has received regulatory approval and the separate approvals of the shareholders of both Community and Susquehanna and is expected to be consummated on November 16, 2007.

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

	2007	2006
(in thousands, except per share data)	Nine Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30

Net interest income	$84,558	$28,522	$85,552
Other income	27,499	9,741	28,549
Net income	24,809	10,729	32,557
Diluted earnings per common share	$0.99	$0.43	$1.30

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.   Guarantees

Community does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by Community to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that which is involved in extending loan facilities to customers.  Community generally holds collateral and/or personal guarantees supporting these commitments.  Community had issued       $75.6 million and $84.2 million of standby letters of credit as of September 30, 2007 and December 31, 2006, respectively.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit.   The current amount of the liability as of September 30, 2007 and December 31, 2006, for guarantees under standby letters of credit issued is not material.

7.   Long-Term Debt

(in thousands)	September 30, 2007	December 31, 2006
Outstanding advances from the FHLB of Pittsburgh mature from 2007 to 2017.  The advances are collateralized by FHLB stock, certain first mortgage loans and both agency and mortgage-backed securities.  The advance rates range from 2.85% to 6.35%, with a weighted average interest rate of 4.74%.  Advances totaling $328 million are convertible advances.  Convertible advances with an initial fixed-rate period are convertible to variable rate at the option of the FHLB.  Convertible advances with an initial variable-rate period at LIBOR-100 basis points are convertible to fixed-rate or to a variable rate tied to a spread over LIBOR. Under the terms of the arrangements, if the FHLB opts to convert advances to variable rate, Community has the ability to prepay the advances at no penalty.  At the current time no advances have been converted and remain fixed rate.
	$413,483	$315,079

Maturities on long-term debt at September 30, 2007, are as follows for twelve month periods ending as indicated (in thousands):

September 30, 2008	$14,481
September 30, 2009	70,079
September 30, 2010	5,090
September 30, 2011	25,092
September 30, 2012	11,083
Thereafter	287,658
$413,483

Community Banks, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

At September 30, 2007, there was $2.4 million of unrecognized compensation cost related to all share-based payments. This cost is expected to be recognized over a weighted-average period of 3.6 years.

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

On May 1, 2007, Community announced the signing of a definitive merger agreement with Susquehanna Bancshares, Inc. ("Susquehanna") pursuant to which Community will be merged with Susquehanna in a stock and cash transaction that was valued at approximately $860 million. Under the terms of the merger agreement, shareholders of Community will be entitled to elect to receive for each share of Community common stock they own, either $34.00 in cash or 1.48 shares of Susquehanna common stock, with no more than 10% of the consideration to be paid in cash. The transaction will consolidate the companies' presence in southeastern Pennsylvania and the Mid-Atlantic region, particularly in the attractive York and Lancaster markets. The combined company will have over $12 billion in assets and approximately $2 billion in market capitalization, making it the 45th largest bank holding company in the United States. This merger has now been approved by the shareholders of both companies and by the appropriate regulatory bodies and is expected to be consummated on November 16, 2007.

GAAP REPORTING ISSUES

This section of the presentation will summarize the salient GAAP reporting issues associated with presentations of financial information for Community, including: forward-looking statements; critical accounting policies; and GAAP versus “non-GAAP” presentations.

Forward-Looking Statements

Periodically, Community has made assertions that may include forward-looking information. Community cautions that forward-looking information disseminated through financial presentations should not be construed as guarantees of future performance.  Furthermore, actual results may differ from expectations contained in such forward-looking information as a result of factors that are not predictable.  Financial performance can be affected by any number of factors that are not predictable or are out of management’s direct control.  Examples include:  the effect of prevailing economic conditions; unforeseen or dramatic changes in the general interest rate environment; actions or changes in policies of the Federal Reserve Board and other government agencies; the risk associated with global instability; business risk associated with the management of the credit extension function and fiduciary activities.  Each of these factors could affect estimates, assumptions, uncertainties and risk used to develop forward-looking information, and could cause actual results to differ materially from management’s expectations regarding future performance.

Critical Accounting Policies

The identification of those accounting policies which are deemed to be critical to the application of GAAP on reported results of Community is an important facet of this presentation. Management has identified the applicable promulgations of GAAP that have particular relevance in connection with reported results for the quarter ended September 30, 2007:

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

SUMMARY OF FINANCIAL AND OPERATING RESULTS
Overview

Community reported third quarter earnings per share for 2007 of $0.42, which was $0.03 less than the $0.45 recorded in the same period of 2006.  Net income reached $10.5 million, almost equal to the net income recorded in the prior year’s quarter.  Results for the third quarter of 2007 were inclusive of $754,000 of merger-related expenses incurred in connection with the upcoming merger with Susquehanna Bancshares, which reduced the current quarter’s earnings by more than $0.02 per share.

Net income and earnings per share for the first nine months of 2007 were hampered by the March 31, 2007 recognition of securities losses that were attributed to Community’s portfolio restructuring initiative in the first quarter.  The first quarter investment losses reduced year-to-date net income and earnings per share by $2.9 million and $0.12, respectively.  Primarily as a result of the restructuring charge, year-to-date earnings per share performance for the first nine months of 2007 declined to $1.14 versus $1.32 for the same period of 2006. The losses stemming from that initiative facilitated the reinvestment of investment sale proceeds into higher-yielding securities.

Community completed two mergers of its own effective April 1, 2007, and the results for the nine months ended September 30, 2007 reflect the combined results of both BUCS Financial Corp (BUCS) and East Prospect State Bank (East Prospect).  Comparisons of operating performance in the third quarter are slightly distorted by the impact of the two mergers that occurred on April 1, 2007.  A number of performance metrics serve to illustrate the continuing difficulties presented by the external operating environment.  Despite these challenges, Community has continued to record results ahead of many of its competitors.  Net interest margin, a primary driver of net interest income performance, declined only slightly from the second quarter, from 3.72% to 3.67%.  At the same time, non-interest income as a percent of total income also declined, from 26.8% to 25.38%.  The efficiency ratio, which expresses non-interest expenses as a percent of total revenues was a bright spot at 56.31% and served to illustrate Community’s ongoing efforts to keep operating expenses in line with revenue performance.  Loan, total asset and deposit growth were all in the 8% to11% range, though a significant portion of the growth was attributed to the additional loans, assets and deposits brought on in the mergers.

Like many banks of its size, Community has begun to experience increases in the level of non-accrual loans, which grew from $12.5 million at December 31, 2006 to $26.4 million at September 30, 2007.  Community continues to maintain an allowance for loan losses that it believes is adequate to absorb losses, if any, by deterioration in these credit relationships.  During the third quarter, Community added nearly $1.1 million to the allowance via its provision to loan losses.  Such provision was in excess of the $0.5 million of net-charge offs which occurred for the three months ended September 30, 2007.

BALANCE SHEET

Three Months Ended September 30:

The average balance sheets for the three months ended September 30, 2007 and 2006 were as follows:

	September30,		Change
(in thousands)	2007	2006	Volume	%
Cash and due from banks	$62,333	$62,636	$(303)	---%
Federal funds sold and interest-bearing deposits	27,494	29,324	(1,830)	(6)%
Investments (including trading assets)	682,695	566,772	115,923	20%
Loans	2,578,729	2,339,352	239,377	10%
Allowance for loan losses	(25,490)	(24,385)	(1,105)	5%
Net loans	2,553,239	2,314,967	238,272	10%
Goodwill and other intangible assets	279,494	259,023	20,471	8%
Other assets	173,083	153,183	19,900	13%

Total assets	$3,778,338	$3,385,905	$392,433	12%

Noninterest-bearing deposits	$356,064	$344,708	$11,356	3%
Interest-bearing deposits	2,282,324	2,093,349	188,975	9%
Short-term borrowings	81,387	60,680	20,707	34%
Long-term debt	435,014	340,162	94,852	28%
Subordinated debt	75,260	51,548	23,712	46%
Other liabilities	27,200	23,547	3,653	3%

Total liabilities	3,257,249	2,913,994	343,255	12%

Stockholders’ equity	521,089	471,911	49,178	10%

Total liabilities and stockholders’ equity	$3,778,338	$3,385,905	$392,433	12%

Changes in Community’s balance sheet from the third quarter of 2006 to the third quarter of 2007 were dramatically affected by the additional loans, assets and deposits acquired as a result of the mergers of BUCS and East Prospect on April 1, 2007. As previously noted, the acquired loans, assets and deposits provided approximately one-half of the increases noted in the above table.  The increase in goodwill and other intangible assets is principally attributable to these two mergers. Under purchase accounting, results for the three months ended September 30, 2006 were not restated for historical BUCS and East Prospect activity.

Core economic trends continue to influence financial institution performance on both a national and regional level.  The most pervasive economic trends suggest an increasing likelihood for softening of economic activity that, in turn, is moderating both the growth and profitability of financial institutions.  These trends include a measurable reduction in level of new home construction and home sales, the fallout from the sub-prime lending issues, higher energy prices, and elevated concerns over credit quality. Local economic conditions within Community’s trading area have remained steady, but are not immune to the more pervasive conditions existing throughout the national economy.

While conditions on a national level suggest a higher likelihood of an economic slowdown, the actual changes in assets from the year ago period remain encouraging. The major category of earning assets, and the most important driver of overall interest income performance, is loan growth.  Loan growth, while not robust, did reflect 10% increase from the year ago period.  Overall earning assets also grew 12%. Approximately one-half of this growth was attributed to the assets added in the April 1 mergers.

The following table provides a summary of the changes in the various categories of loans:

			Change
(in thousands)	September 30, 2007	September 30, 2006	Amount	Annualized %
Commercial	$958,605	$831,951	$126,654	15%
Commercial real estate	807,618	831,288	(23,670)	(3)%
Residential real estate	178,487	150,926	27,561	18%
Consumer	634,019	525,187	108,832	21%
Total	$2,578,729	$2,339,352	$239,377	10%

Excluding the influence of the mergers, growth in quarterly loan balance comparisons was fueled primarily by commercial loan growth, which continues to exhibit normal seasonal influences.  While commercial loan growth was strong, activity in commercial real estate lending was subdued.  Given the perceived softness in the housing industry, a number of commercial borrowers have been reducing their credit facilities and scaling back on development activities until economic conditions exhibit tangible signs of sustainable improvement.  Consumer lending increases were strong, partially due to seasonal increases.

Deposit balances remain the primary source of core funding and Community recognized growth of 8% between the third quarter of 2007 and the same period of 2006, as follows:

			Change
(in thousands)	September 30, 2007	September 30, 2006	Amount	Annualized %
Demand	$356,064	$344,708	$11,356	3%
Savings & NOW accounts	937,362	873,670	63,692	7%
Time	1,038,140	984,415	53,725	5%
Time $100,000 or more	306,822	235,264	71,558	30%
	$2,638,388	$2,438,057	$200,331	8%

Increases in deposit balances were influenced significantly by the mix of deposits from the acquired banks.  Rate offerings on time deposits increased throughout 2006, resulting in an overall increase in both time deposits and time deposits with balances in excess of $100,000.  The interest rate offerings on short term time deposits were influenced by the steady increase in the benchmark Federal Funds rates that commenced in the first six months of 2006.    Throughout 2006, the increased rate offerings on short term time deposits, particularly those offerings with maturities of less than one year, provided sufficient incentive for depositors to commit excess liquidity into higher-yielding, short-term time deposit products.   The rates offered on short term time deposits provided both the desired level of liquidity and more competitive pricing for consumers. While interest rate offerings did not increase substantially since mid-year 2006, customers seemed to have reached an inflection point for moving deposits into higher yielding time categories. More recent rate trends suggest a bias toward a slight lowering of rates.   While demand deposit balances reflected modest growth of 3% from the year ago period, the levels of demand deposit balances since the middle of 2006 through September 30, 2007 have remained constant.

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

Nine Months Ended September 30:

The average balance sheets for the nine months ended September 30, 2007 and 2006 were as follows:

	September 30,		Change
(in thousands)	2007	2006	Volume	%
Cash and due from banks	$59,608	$60,462	$(854)	(1)%
Federal funds sold and interest-bearing deposits	39,203	31,340	7,863	25%
Investments (including trading assets)	678,833	585,909	92,924	16%
Loans	2,519,749	2,314,258	205,491	9%
Allowance for loan losses	(25,170)	(23,817)	(1,353)	6%
Net loans	2,494,579	2,290,441	204,138	9%
Goodwill and other intangible assets	272,584	258,902	13,682	5%
Other assets	165,491	159,964	5,527	3%

Total assets	$3,710,298	$3,387,018	$323,280	10%

Noninterest-bearing deposits	$353,370	$356,200	$(2,830)	(1)%
Interest-bearing deposits	2,234,155	2,017,997	216,158	11%
Short-term borrowings	90,304	62,340	27,964	45%
Long-term debt	427,820	403,828	23,992	6%
Subordinated debt	69,180	49,282	19,898	40%
Other liabilities	25,201 29	23,691	1,510	6%

Total liabilities	3,200,030	2,913,338	286,692	10%

Stockholders’ equity	510,268	473,680	36,588	8%

Total liabilities and stockholders’ equity	$3,710,298	$3,387,018	$323,280	10%

Balance sheet trends for the first nine months of 2007 compared to the same period of 2006 reflected many of the same trends noted for the quarterly comparisons.  The influence from the April 1, 2007, acquisitions on reported growth trends is more diluted in the nine month comparisons.

RESULTS OF OPERATIONS

Net Interest Income - Three Months Ended September 30:

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

The following table compares net interest income, net interest margin, and interest spread components between the third quarters of 2006 and 2007.

	Net Interest Margin – Quarter to Date

(in thousands)	September 30, 2007			September 30, 2006
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest- bearing deposits in banks	$27,494	$346	4.99%	$29,324	$390	5.28%
Investment securities	682,695	10,664	6.20%	566,772	8,556	5.99%
Loans - commercial	958,605	19,019	7.87%	831,950	16,687	7.76%
- commercial real estate	807,618	14,631	7.19%	831,288	14,810	7.07%
- residential real estate	178,487	2,709	6.02%	150,926	2,364	6.21%
- consumer	634,019	11,559	7.23%	525,188	9,552	7.22%
Total earning assets	$3,288,918	$58,928	7.11%	$2,935,448	$52,359	7.08%

Deposits - savings and NOW accounts	$937,362	$5,659	2.40%	$873,670	$4,969	2.26%
- time	1,344,962	15,397	4.54%	1,219,679	12,889	4.19%
Short-term borrowings	81,387	918	4.47%	60,680	739	4.83%
Long-term debt	435,014	5,207	4.75%	340,162	3,936	4.59%
Subordinated debt	75,260	1,351	7.12%	51,548	972	7.48%
Total interest-bearing liabilities	$2,873,985	$28,532	3.94%	$2,545,739	$23,505	3.66%

Interest income to earning assets			7.11%			7.08%
Interest expense to paying liabilities			3.94%			3.66%

Interest spread			3.17%			3.42%
Impact of non-interest funds			0.50%			0.48%
Net interest margin		$30,396	3.67%		$28,854	3.90%

Changes in net interest income, net interest margin, and interest spread between the two periods were influenced both by the increase in interest rates from a year ago and by the more recent decline in rates.

o
The existence of a generally higher level of short-term interest rates since mid-year 2006 and the prolonged presence of an “inverted” or “flat" yield curve throughout most of 2006 and into the first half of 2007.  This trend was then coupled with the more recent decline in short-term rates during the third quarter of 2007.  These dynamics contributed to a generally upward re-pricing of a significant portion of the funding base.  At the same time, the more recent declines in rates have undermined attempts to simultaneously increase the yields on the loan portfolio.

o	The Federal Open Market Committee’s more recent tightening of the benchmark Federal Funds rate during the third quarter of 2007.

o	A less robust pace of loan growth since mid-year 2006.

o	Some favorable influence from enhanced investment yields and higher portfolio balances in 2007.

o	Ongoing competitive pressure to sustain higher short-term time deposit pricing to maintain and increase funding balances necessary to meet the current level of earning asset growth.

o	Consumer preferences for higher-cost rate offerings on time deposits.

Third quarter comparisons of net interest spread and net interest margin between 2006 and 2007 resulted in declines in both net interest spread, from 3.42% to 3.17%, and in net interest margin, from 3.90% to 3.67%.

Net Interest Income - Nine Months Ended September 30:

The following table compares net interest income, net interest margin, and interest spread components between the first nine months of 2007 and 2006.

	Net Interest Margin – Year to Date

(in thousands)	September 30, 2007			September 30, 2006
	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid	Average Balance	FTE Interest Income/ Expense	Average Rate Earned/ Paid
Federal funds sold and interest- bearing deposits in banks	$39,203	$1,524	5.20%	$39,340	$1,426	4.85%
Investment securities	678,833	31,311	6.17%	585,909	26,085	5.95%
Loans - commercial	942,456	55,779	7.91%	825,241	47,844	7.75%
- commercial real estate	806,338	43,304	7.18%	819,887	42,741	6.97%
- residential real estate	169,051	7,892	6.24%	151,751	6,933	6.11%
- consumer	601,904	32,547	7.23%	517,378	27,045	6.99%
Total earning assets	$3,237,785	$172,357	7.12%	$2,939,506	$152,074	6.92%

Deposits - savings and NOW accounts	$912,949	$16,144	2.36%	$840,397	$12,363	1.97%
- time	1,321,206	44,516	4.50%	1,177,600	34,700	3.94%
Short-term borrowings	90,304	3,240	4.80%	62,340	2,080	4.46%
Long-term debt	427,820	15,008	4.69%	403,828	13,611	4.51%
Subordinated debt	69,180	3,720	7.19%	49,282	2,707	7.34%
Total interest-bearing liabilities	$2,821,459	$82,628	3.92%	$2,533,447	$65,461	3.45%

Interest income to earning assets			7.12%			6.92%
Interest expense to paying liabilities			3.92%			3.45%

Interest spread			3.20%			3.47%
Impact of non-interest funds			0.51%			0.47%
Net interest margin		$89,729	3.71%		$86,613	3.94%

Many of the quarter-to-quarter trends itemized above were also the primary catalysts for similar declines in the nine month year-to-date comparisons of net interest margin. Community had experienced sequential compression in net interest margin throughout each of the four quarters of 2006. That decline was characterized by continuous re-pricing of funding sources and a constrained ability to proportionately increase the pricing of rate-sensitive assets.  Community has experienced more modest sequential quarterly compression since the beginning of 2007, as net interest margin has remained relatively constant during the first nine months of 2007.

Provision for Loan Losses

During the first three quarters of 2007, Community recorded a provision for loan losses of $3.1 million, slightly higher than the level of net charge-offs ($2.4 million) during that same period.  The ratio of the allowance for loan losses declined slightly to 0.98% compared to 1.00% at the end of 2006.    During the third quarter of 2007, Community did experience a decline in the coverage of the allowance to non-accrual loans, from 188% at December 31, 2006 to 97% at September 30, 2007.  Total non-performing assets also rose and now comprise 1.16% of outstanding loans at the end of the third quarter, compared to 0.85% at June 30, 2007.

Community experienced increases in the level of non-accrual loans, which more than doubled from $12.5 million at December 31, 2006, to $26.4 million at June 30, 2007.  The majority of these loans are deemed to be adequately secured by underlying real estate collateral.  A portion of the increase was related to the absorption of the merged banks into Community’s more stringent loan classification process.

Non-Interest Income - Three Months Ended September 30:

Non-interest income, excluding investment activity, increased 18%, to $10.4 million for the quarter ended September 30, 2007, versus $8.8 million in the year ago third quarter.  Absolute increases in non-interest sources of revenue were significantly influenced by the April 1, 2007, bank acquisitions and the acquisitions of insurance and trust businesses in 2006.    The increase was favorably affected by fee initiatives which were implemented near the end of the first quarter of 2007.  Community has continuously encouraged customer use of internet-based account statements as an alternative to traditional statement processing and mailing.  Community customers now have the ability to receive statements via this more cost-effective alternative or incur a modest fee to continue the traditional service.  Community also continues to enhance features associated with its OverdraftHonor® program and the assessment of fees related thereto.   The following summarizes the various components of non-interest income, excluding investment securities gains and other than temporary impairment of investment securities, for the third quarter of both 2007 and 2006:

	Three Months Ended September 30,
(in thousands)	2007	2006	Increase (Decrease)
Investment management and trust services	$1,211	$968	$243
Service charges on deposit accounts	4,278	3,037	1,241
Other service charges, commissions and fees	2,209	1,817	392
Insurance premium income and commissions	1,079	1,053	26
Mortgage banking activities	459	533	(74)
Earnings on investment in life insurance	755	679	76
Trading activities gains	38	---	38
Other	345	725	(380)
Total non-interest income, excluding available- for-sale investment security gains (losses)	$10,374	$8,812	$1,562

Investment management and trust services income totaled $1.2 million, or more than a 25% increase from the $1 million reported in the third quarter of 2006.  It should be noted that the third quarter results for both years was constrained by seasonal trends.  The major component of the increase relates to the third quarter 2006 acquisition of the south-central Pennsylvania-based trust business that added approximately $325,000 of quarterly revenues to Community’s existing trust business.   Investment management income also includes the commissions earned from retail investment sales of annuities and other investment products, which has become an increasingly important component of Community’s financial services product mix.

Service charges on deposit accounts grew to nearly $4.3 million in the third quarter of 2007, an increase of 41% from the year earlier total of $3.0 million.  Nearly a third of the increase was ascribed to the activity added from the April 1 bank mergers.  The most significant portion of this revenue is derived from the OverdraftHonor® program which continues to be made available to an expanding base of customers that meet the prescribed requirements for acceptance into this program.

The remainder of non-interest income, including other service charges and fees, insurance-related revenues, and earnings from life insurance-related investments reflected stable or slightly improved performance.  Income from mortgage banking activities continues to be sluggish, owing to reduced refinancing of mortgages and the general decline in housing industry activity for the past two years.

Non-Interest Income - Nine Months Ended September 30:

The recognition of the $4.4 million loss associated with the restructuring of Community’s investment portfolio reduced first quarter net income by $2.9 million on an after tax basis.  The following summary includes the various components of non-interest income, excluding the impact of investment securities gains and losses, for the first nine months of both 2007 and 2006:

	Nine Months Ended September 30,
(in thousands)	2007	2006	Increase (Decrease)
Investment management and trust services	$4,259	$3,069	$1,190
Service charges on deposit accounts	11,951	8,423	3,528
Other service charges, commissions and fees	6,494	5,420	1,074
Insurance premium income and commissions	3,318	3,098	220
Mortgage banking activities	1,701	1,581	120
Earnings on investment in life insurance	2,199	2,010	189
Trading activities gains	4	---	4
Other	1,168	1,849	(681)
Total non-interest income, excluding available- for-sale investment security gains (losses)	$31,094	$25,450	$5,644

Increases in non-interest income in the first nine months of 2007, like the quarterly comparisons, were influenced by both the acquisitions of the trust and insurance units in mid to late 2006 and by the April 1, 2007, bank mergers.   As with the quarterly comparisons, the most significant increase related to the implementation of fee-based strategies, including fees associated with statement processing and changes to Community’s OverdraftHonor® program.

Non-Interest Expenses - Three Months Ended September 30:

Aggregate non-interest expenses grew to $23.7 million, which represented an 12% increase from the third quarter of 2006, when aggregate expenses reached $21.2 million. Much of the increase related to incremental expenses added as a result of the acquisitions.  The following is a quarterly comparison of the expenses within the various components of operating expenses:

	Three Months Ended September 30,
(in thousands)	2007	2006	Increase (Decrease)
Salaries and employee benefits	$12,419	$11,611	$808
Net occupancy and equipment expenses	3,917	3,452	465
Payment card processing expense	848	553	295
Marketing expense	350	354	(4)
Telecommunications expense	718	542	176
Merger expenses	754	---	754
Amortization of intangibles	750	659	91
Other	3,930	4,001	(71)
Total non-interest expenses	$23,686	$21,172	$2,514

The efficiency ratio, which compares the relative levels of expenses to revenues, was 56.31%, showing steady improvement since the fourth quarter of 2006, despite the expenses added as a result of the acquisitions. The efficiency ratio remains within Community’s desired operating range for this important metric. Community continued its emphasis on ensuring that operating expenses are appropriately aligned with its revenue stream.  Ongoing challenges to the revenue stream, caused by “flat” or “inverted” yield curve and less robust loan and asset growth, have intensified management’s focus on expense saving opportunities.

Nearly one-third of the total increase in non-interest expenses was related to the increase in salary and benefits expenses.  The increase in salary and benefits was tied to personnel added as a result of the April 1, 2007, bank mergers and the addition of the additional trust and insurance units in 2006.  At September, 2007, Community had 971 full-time equivalent employees compared to 993 at December 31, 2006, and 952 at September 30, 2006.  Despite the impact of the acquisitions, increases in staffing have been mitigated by Community’s management of existing staffing levels via programs announced at the end of 2006.  At that time, Community announced its intention to accelerate expense-saving initiatives related to both a reduction in operating regions from nine to six, and to the introduction of its more expansive office rationalization process.  In connection with these efforts, Community identified salary and benefit savings, the majority of which were facilitated through early retirement, scheduled attrition, or selected staff reductions in the first quarter of 2007.

Occupancy expenses grew 13%, from $3.5 million in the third quarter of 2006 to $3.9 million in the same period of 2007.  The majority of the increase relates to the expenses added in the April 1, 2007, bank mergers.

During the third quarter, Community recorded expenses of $754,000 related to various expenses associated with the upcoming merger with Susquehanna.  These expenses are not reimbursable by Susquehanna and have therefore been reflected in third quarter operating results, as required under generally accepted accounting principles.

Other categories of expense, including electronic payment processing, marketing, and telecommunications expenses, increased due to increased usage or increased volumes of activity, including incremental activity associated with the bank mergers.  Such increases were partially offset by reductions in certain expenses in connection with the upcoming merger with Susquehanna.  Growth in the amortization of intangibles rose primarily due to the core deposit intangible that arose in the mergers of BUCS and East Prospect.

Non-Interest Expenses - Nine Months Ended September 30:

Changes in the level of non-interest expenses for the first nine months of 2007 reflected an overall increase of 13%, which included the impact of the April 1, 2007, bank mergers.  Changes in individual categories of expenses were influenced by the factors discussed above.  The following is a comparison of the expenses within the various components of operating expenses for the first nine months of 2007 and 2006:

	Nine Months Ended September 30,
(in thousands)	2007	2006	Increase
Salaries and employee benefits	$37,497	$34,280	$3,217
Net occupancy and equipment expenses	11,691	10,350	1,341
Payment card processing expense	2,235	1,391	844
Marketing expense	1,407	1,194	213
Telecommunications expense	1,855	1,659	196
Merger expenses	754	---	754
Amortization of intangibles	2,222	2,015	207
Other	12,657	11,514	1,143
Total non-interest expenses	$70,318	$62,403	$7,915

Income Taxes

The reported rate for the third quarter of 2007 was 24%, while the rate for the same period of 2006 was 26%.  The reported rate for the first nine months of 2007 was 23% and was only slightly distorted as a result of the impact of the impairment loss on investment securities on pre-tax income in the first quarter.

CAPITAL

Regulators have established standards for the monitoring and maintenance of appropriate levels of capital for financial institutions.  Regulatory capital guidelines are based on a risk-based supervisory approach that has been designed to ensure effective management of capital levels and associated business risk.  The following table provides the risk-based capital positions of Community and its banking subsidiary, CommunityBanks, at September 30, 2007, along with a comparison to the various current regulatory capital requirements:

	September 30, 2007	Regulatory Minimum	“Well Capitalized”
Leverage ratio
Community Banks, Inc.	9.26%	4%	5%
CommunityBanks	8.96%	4%	5%

Tier 1 capital ratio
Community Banks, Inc.	11.30%	4%	6%
CommunityBanks	10.91%	4%	6%

Total risk-based capital ratio
Community Banks, Inc.	12.19%	8%	10%
CommunityBanks	11.81%	8%	10%

In early March of 2007, Community executed an issuance of $20 million of fixed-rate subordinated debentures that met the regulatory requirements and associated restrictions for qualification as “Tier 1 capital” and were classified as subordinated debt on the consolidated balance sheet.    The majority of the proceeds of the most recent issuance were utilized to facilitate the cash consideration in the acquisitions of BUCS Financial Corp and East Prospect State Bank on April 1, 2007. At September 30, 2007, Community had $73 million of subordinated debt that qualified as “Tier 1 capital.”

Earnings in the first nine months of 2007 supported a return of capital to shareholders in the form of a cash dividend of $0.63 per share.

CONTRACTUAL OBLIGATIONS

Significant contractual obligations at September 30, 2007, are summarized as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$413,483	$14,481	$75,169	$36,175	$287,658
Operating lease obligations	38,435	2,115	4,243	3,892	28,185
Subordinated debt	75,260	---	---	---	75,260
Time deposits	1,376,954	915,514	420,529	38,697	2,214

Total	$1,904,132	$932,110	$499,941	$78,764	$393,317

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table 1: Reconciliation of GAAP to Non-GAAP Measures:(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income statement data:

Net income
Net income	$10,493	$10,558	$28,030	$31,631
Amortization of core deposit and other intangible assets (1)	488	428	1,445	1,309
Merger expenses (1)	490	---	490	---
Net operating (tangible) income	$11,471	$10,986	$29,965	$32,940

Balance sheet data:

Average assets
Average assets	$3,778,338	$3,385,905	$3,710,298	$3,387,018
Goodwill	(265,048)	(245,794)	(258,449)	(245,439)
Core deposit and other intangible assets	(14,446)	(13,229)	(14,135)	(13,463)
Average tangible assets	$3,498,844	$3,126,882	$3,437,714	$3,128,116

Operating return on average tangible assets	1.30%	1.39%	1.17%	1.41%

Average equity
Average equity	$521,089	$471,911	$510,268	$473,680
Goodwill	(265,048)	(245,794)	(258,449)	(245,439)
Core deposit and other intangible assets	(14,446)	(13,229)	(14,135)	(13,463)
Deferred taxes	2,349	1,755	2,124	1,775
Average tangible equity	$243,944	$214,643	$239,808	$216,553

Operating return on average tangible equity	18.66%	20.31%	16.71%	20.34%

At end of quarter:
Total assets
Total assets	$3,789,634	$3,431,208	$3,789,634	$3,431,208
Goodwill	(265,136)	(245,864)	(265,136)	(245,864)
Core deposit and other intangible assets	(14,083)	(13,641)	(14,083)	(13,641)
Total tangible assets	$3,510,415	$3,171,703	$3,510,415	$3,171,703

Total equity
Total equity	$526,475	$479,584	$526,475	$479,584
Goodwill	(265,136)	(245,864)	(265,136)	(245,864)
Core deposit and other intangible assets	(14,083)	(13,641)	(14,083)	(13,641)
Deferred taxes	2,277	1,698	2,277	1,698
Total tangible equity	$249,533	$221,777	$249,533	$221,777

Tangible book value at end of period	$10.05	$9.45	$10.05	$9.45

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

The following table provides a measure of interest rate sensitivity for each category of interest earning assets and interest bearing liabilities at September 30, 2007.

Interest Rate Sensitivity
(in thousands)	1-90 days	90-180 days	180-365 days	1 year or more	Total

Assets
Interest-bearing deposits in other banks	$5,383	---	---	---	$5,383
Investment securities (including trading assets)	71,746	22,308	43,471	545,540	683,065
Loans(1)	764,274	106,730	241,199	1,497,541	2,609,744
Earning assets	841,403	129,038	284,670	2,043,081	3,298,192
Non-earning assets	720	720	1,351	488,651	491,442
Total assets	$842,123	$129,758	$286,021	$2,531,732	$3,789,634
Liabilities
Savings	$238,570	$39,305	$78,593	$546,878	$903,346
Time	167,346	218,453	276,996	367,101	1,029,896
Time in denominations of $100,000 or more	101,947	78,321	72,451	94,339	347,058
Short-term borrowings	124,288	---	---	---	124,288
Long-term debt	11,581	111,053	1,779	289,070	413,483
Subordinated debt	23,196	---	3,093	48,971	75,260
Interest bearing liabilities	666,928	447,132	432,912	1,346,359	2,893,331
Other liabilities and equity	10,394	10,395	20,789	854,725	896,303
Total liabilities and equity	$677,322	$457,527	$453,701	$2,201,084	$3,789,634

 (1)  Includes non-accrual loans.

Interest Sensitivity GAP
(in thousands)	1-90 days	90-180 days	180-365 days

Periodic	$164,801	$(327,769)	$(167,680)
Cumulative		(162,968)	(330,648)
Cumulative GAP as a percentage of total assets	4.4%	(4.3)%	(8.7)%

The GAP between assets and liabilities maturing or re-pricing within one year was liability sensitive at December 31, 2006 and at September 30, 2007, moving slightly from (9.2)% to (8.7)%.

COMMUNITY BANKS, INC. AND SUBSIDIARIES

PART I - Item 4.  Controls and Procedures

Under the supervision and with the participation of Community’s management, including its Chief Executive Officer and Chief Financial Officer, Community has evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Community’s disclosure controls and procedures are adequate and effective to ensure that material information relating to Community and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this quarterly report was prepared.   There have not been any changes in Community’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Community’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Community did not sell any unregistered equity securities during the third quarter of 2007.

In October, 2005, the Board of Directors approved a Stock Repurchase Program under which Community could repurchase up to 787,500 shares of outstanding stock.  During the third quarter of 2007, no shares were repurchased as part of the repurchase program.  As of September 30, 2007, 41,600 shares may be purchased pursuant to this program.

In July 2003, Community registered 50,000 shares of its common stock for purchase by employees pursuant to the 401(k) savings plan and the Board of Directors authorized the repurchase of shares of Community common stock to fund the plan.  No timetable was set for these repurchases.  The table below includes shares repurchased in order to fund the 401(k) plan.

During the third quarter of 2007, no plan or program expired and Community did not determine to terminate any repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Capacity to Purchase More Shares Under Repurchase Program

7/1/07 - 7/31/07	306	$29.63	306	41,600
8/1/07 – 8/31/07	273	29.83	273	41,600
9/1/07 - 9/30/07	257	30.19	257	41,600

PART II – Other Information (continued)

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

During the third quarter, Community solicited proxies for a special meeting and on October 2, 2007, a special meeting of shareholders of Community Banks, Inc., was held for the purpose of considering and voting upon the approval and adoption of the agreement and plan of merger entered into by Community Banks, Inc., and Susquehanna Bancshares, Inc., dated as of April 30, 2007, as amended and restated as of July 25, 2007.

The proposal to approve the agreement and plan of merger, as amended, received affirmative votes representing 70.5% of eligible outstanding voting shares.  The proposal received 17,493,377 votes for and 905,334 votes against, with 185,199shares abstaining. Brokers who hold shares in “street name” for customers may not exercise their voting discretion with respect to non-routine matters such as the merger proposal. Because such brokers could not vote on this proposal without instructions from the beneficial owners and there were no other matters submitted to the shareholders at the meeting, there were no broker non-votes on the merger proposal.

Item 5 – Other Information

Not applicable.

Item 6 – Exhibits

2.1
Amended and Restated Agreement and Plan of Merger between Susquehanna Bancshares, Inc. and Community Banks, Inc., dated as of April 30, 2007, as amended and restated as of July 25, 2007. (Incorporated by reference to Annex A, attached to the Joint Proxy Statement/Prospectus of Community and Susquehanna dated August 10, 2007, and filed by Susquehanna Bancshares, Inc., (file No. 333-144397) with the Commission, pursuant to Rule 424(b)(3), on August 13, 2007)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Appendix A to Community’s 2006 Proxy Statement filed with the Commission on March 31, 2006)
3.2	Amended By-Laws (Incorporated by reference to Exhibit 3(ii), attached to Community’s Current Report on Form 8-K filed with the Commission on December 14, 2006)
4.1	Supplemental Provisions to Rights Agreement dated as of February 28, 2002 by and between CommunityBanks, Inc. and CommunityBanks adopted by Community on August 7, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COMMUNITY BANKS, INC.
(Registrant)

Date	November 9, 2007	/s/	Eddie L. Dunklebarger
Eddie L. Dunklebarger
Chairman and President
(Chief Executive Officer)

Date	November 9, 2007	/s/	Donald F. Holt
Donald F. Holt
Executive Vice President
(Chief Financial Officer)

EXHIBIT INDEX

2.1
Amended and Restated Agreement and Plan of Merger between Susquehanna Bancshares, Inc. and Community Banks, Inc., dated as of April 30, 2007, as amended and restated as of July 25, 2007. (Incorporated by reference to Annex A, attached to the Joint Proxy Statement/Prospectus of Community and Susquehanna dated August 10, 2007, and filed by Susquehanna Bancshares, Inc., (file No. 333-144397) with the Commission, pursuant to Rule 424(b)(3), on August 13, 2007)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Appendix A to Community’s 2006 Proxy Statement filed with the Commission on March 31, 2006)
3.2	Amended By-Laws (Incorporated by reference to Exhibit 3(ii), attached to Community’s Current Report on Form 8-K filed with the Commission on December 14, 2006)
4.1	Supplemental Provisions to Rights Agreement dated as of February 28, 2002 by and between CommunityBanks, Inc. and CommunityBanks adopted by Community on August 7, 2007..
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)